Form 10-Q
period 2014-06-30
CUMULUS MEDIA INC
filed 2014-08-06
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2014, the registrant had 232,039,681 outstanding shares of common stock consisting of: (i) 231,394,810 shares of Class A common stock; (ii) 0 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$20,117	$32,792
Restricted cash	6,386	6,146
Accounts receivable, less allowance for doubtful accounts of $5,305 and $5,306 at June 30, 2014 and December 31, 2013, respectively	253,643	264,805
Trade receivable	4,325	4,419
Assets held for sale	15,007	—
Prepaid expenses and other current assets	74,503	68,893
Total current assets	373,981	377,055
Property and equipment, net	232,244	254,702
Broadcast licenses	1,597,150	1,596,337
Other intangible assets, net	275,547	315,490
Goodwill	1,256,015	1,256,741
Other assets	62,963	70,110
Total assets	$3,797,900	$3,870,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$117,422	$146,537
Trade payable	4,251	3,846
Current portion of long-term debt	—	5,937
Total current liabilities	121,673	156,320
Long-term debt, excluding 7.75% senior notes	1,962,901	1,985,956
7.75% senior notes	610,000	610,000
Secured loan	—	25,000
Other liabilities	76,551	79,913
Deferred income taxes	500,506	500,506
Total liabilities	3,271,631	3,357,695
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 253,776,605 and 222,399,019 shares issued, and 231,190,810 and 198,193,819 shares outstanding, at June 30, 2014 and December 31, 2013, respectively	2,537	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 0 and 15,424,944 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2014 and December 31, 2013	6	6
Treasury stock, at cost, 22,585,795 and 24,205,200 shares at June 30, 2014 and December 31, 2013, respectively	(231,470)	(251,193)
Additional paid-in-capital	1,591,447	1,603,669
Accumulated deficit	(836,251)	(842,119)
Total stockholders’ equity	526,269	512,740
Total liabilities and stockholders’ equity	$3,797,900	$3,870,435
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$328,247	$270,306	$620,291	$488,145
Operating expenses:
Content costs	101,802	62,255	210,295	124,206
Other direct operating expenses	118,389	99,894	233,724	193,374
Depreciation and amortization	29,071	27,604	57,952	55,200
LMA fees	1,648	738	3,205	1,684
Corporate expenses (including stock-based compensation expense of $4,154, $2,470, $8,245 and $5,134, respectively)	19,264	7,742	38,458	21,760
(Gain) loss on sale of assets or stations	(360)	227	(898)	1,536
Gain on derivative instrument	—	(2,106)	—	(2,844)
Total operating expenses	269,814	196,354	542,736	394,916
Operating income	58,433	73,952	77,555	93,229
Non-operating (expense) income:
Interest expense	(36,468)	(44,197)	(72,733)	(88,719)
Interest income	342	364	672	634
Loss on early extinguishment of debt	—	(4,539)	—	(4,539)
Other income (expense), net	3,593	(393)	3,529	(106)
Total non-operating expense, net	(32,533)	(48,765)	(68,532)	(92,730)
Income from continuing operations before income taxes	25,900	25,187	9,023	499
Income tax expense	(10,763)	(10,073)	(3,155)	(12,049)
Income (loss) from continuing operations	15,137	15,114	5,868	(11,550)
Income from discontinued operations, net of taxes	—	11,987	—	29,662
Net income	15,137	27,101	5,868	18,112
Less: dividends declared and accretion of redeemable preferred stock	—	3,155	—	6,307
Income attributable to common shareholders	$15,137	$23,946	$5,868	$11,805
Basic and diluted income (loss) per common share (see Note 11, “Earnings (Loss) Per Share”):
Basic: Income (loss) from continuing operations per share	$0.06	$0.05	$0.03	$(0.11)
Income from discontinued operations per share	$—	$0.06	$—	$0.17
Income per share	$0.06	$0.11	$0.03	$0.06
Diluted: Income (loss) from continuing operations per share	$0.06	$0.05	$0.02	$(0.11)
Income from discontinued operations per share	$—	$0.06	$—	$0.17
Income per share	$0.06	$0.11	$0.02	$0.06
Weighted average basic common shares outstanding	224,456,934	176,481,592	220,104,481	175,619,586
Weighted average diluted common shares outstanding	229,069,397	179,553,341	226,180,298	178,678,090
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,868	$18,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,952	57,866
Amortization of debt issuance costs/discounts	4,654	5,164
Provision for doubtful accounts	1,828	1,046
(Gain) loss on sale of assets or stations	(898)	1,537
Loss on early extinguishment of debt	—	4,539
Fair value adjustment of derivative instruments	21	(2,871)
Deferred income taxes	3,155	(5,809)
Stock-based compensation expense	8,245	5,134
Changes in assets and liabilities:
Accounts receivable	9,334	3,045
Trade receivable	94	(1,240)
Prepaid expenses and other current assets	(8,311)	(1,664)
Other assets	(8,126)	1,044
Accounts payable and accrued expenses	(29,354)	(26,724)
Trade payable	405	1,817
Other liabilities	(3,362)	(4,222)
Net cash provided by operating activities	41,505	56,774
Cash flows from investing activities:
Restricted cash	(240)	2,192
Acquisition less cash acquired	—	(52,066)
Proceeds from sale of assets or stations	14,069	692
Capital expenditures	(11,248)	(4,830)
Net cash provided by (used in) investing activities	2,581	(54,012)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(66,125)	(38,931)
Proceeds from borrowings under term loans and revolving credit facilities	10,000	—
Deferred financing costs	(21)	(58)
Tax withholding payments on behalf of employees	(1,320)	(337)
Proceeds from exercise of warrants	103	34
Proceeds from exercise of options	602	—
Preferred stock dividends	—	(5,304)
Net cash used in financing activities	(56,761)	(44,596)
Decrease in cash and cash equivalents	(12,675)	(41,834)
Cash and cash equivalents at beginning of period	32,792	88,050
Cash and cash equivalents at end of period	$20,117	$46,216
Supplemental disclosures of cash flow information:
Interest paid	$68,877	$82,208
Income taxes paid	10,191	1,561
Supplemental disclosures of non-cash flow information:
Trade revenue	$16,582	$12,458
Trade expense	17,225	12,577
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
Nature of Business
The Company combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for shareholders. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, (including eight of the top 10), more than 10,000 broadcast radio affiliates and numerous digital channels. The Company is well-positioned in the widening digital audio space through a significant stake in the Rdio digital music service, featuring 25 million songs on-demand in addition to custom playlists and exclusive curated channels. The Company is also the leading provider of country music and lifestyle content through its NASH brand, which will serve country fans through radio programming, NASH magazine, concerts, licensed products and television/video.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2013 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and six months ended June 30, 2014, the cash flows for the six months ended June 30, 2014 and the Company’s financial condition as of June 30, 2014, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2014.
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
Assets held for sale
During the three months ended June 30, 2014, the Company finalized a plan to dispose of certain land and buildings. A project timeline to complete the sale has been finalized and approved by management. The carrying value of the identified assets have been classified as held for sale in the unaudited condensed consolidated balance sheet at June 30, 2014.
Sale of San Francisco Baseball Associates, LLC Interest
On April 15, 2014, the Company sold its Class B Membership Interest of 1.59% in the San Francisco Baseball Associates, LLC for $13.0 million, recognizing a gain on the sale of $3.2 million, which is included in other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2014.

Reclassifications
Certain account balances in the 2013 periods have been reclassified to conform with classifications currently in use.
In the accompanying unaudited condensed consolidated statements of operations the Company separately presents content costs and other direct operating expenses as operating expense categories. In certain of the Company's historical disclosures, those line items were presented on a combined basis within the direct operating expenses line item in the statement of operations. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Other direct operating expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in direct operating expenses in 2013.
These reclassifications had no effect on previously reported results of operations or retained earnings.
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
Recent Accounting Standards Updates
ASU 2014-08. In April 2014, the FASB issued ASU 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards ("IFRS") 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU will also require entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The ASU is effective prospectively for all disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that the effectiveness of this ASU will have on the consolidated financial statements.
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. The ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016 (early adoption is not permitted). The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

2. Acquisitions and Dispositions

2013 Acquisitions and Dispositions

Green Bay Purchase
On December 31, 2013, the Company completed the purchase of five radio stations in Green Bay, Wisconsin from Clear Channel Communications, Inc. ("Clear Channel") for $17.6 million in cash (the "Green Bay Purchase"). The Company had been operating these stations under a local marketing agreement ("LMA") with Clear Channel since April 10, 2009.
Revenues attributable to the stations acquired in the Green Bay Purchase were not material to the Company’s consolidated statement of operations for the three or six months ended June 30, 2014.
The table below summarizes the purchase price allocation in the Green Bay Purchase (dollars in thousands):

Allocation	Amount
Property and equipment	$1,111
Broadcast licenses	4,354
Goodwill	2,637
Fair value of exercised put option	9,534
Total purchase price	$17,636
The material assumptions utilized in the valuation of intangible assets acquired and liabilities assumed include expected overall future market revenue growth rates for the residual year of approximately 2.5% and a weighted average cost of capital of 10.0%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. All of the acquired goodwill balance is deductible for tax purposes.
During the six months ended June 30, 2014, the Company recorded a $2.6 million purchase accounting adjustment to reflect the Company's final determination of the fair value of broadcast licenses upon the date of acquisition.
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
Revenues of $62.7 million and $134.0 million attributable to WestwoodOne were included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2014, respectively.
Net income attributable to WestwoodOne has not been presented due to the impracticability of obtaining detailed data for the three and six months ended June 30, 2014.

The table below summarizes the purchase price allocation in the WestwoodOne Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$91,171
Property and equipment	23,714
Other intangibles	150,900
Goodwill	104,912
Other assets	4,946
Current liabilities	(69,144)
Other liabilities	(46,499)
Total purchase price	$260,000
The material assumptions utilized in the valuation of intangible assets acquired and liabilities assumed include expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. The Company is treating the acquisition as a taxable asset acquisition pursuant to Internal Revenue Code Section 338(g). As such, all of the acquired goodwill balance is deductible for income tax purposes.
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
Revenues attributable to the assets acquired in the Townsquare Transaction were not material to the Company’s condensed consolidated statement of operations for the three or six months ended June 30, 2014.
The table below summarizes the purchase price allocation in the Townsquare Transaction (dollars in thousands):

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

During the six months ended June 30, 2014, the Company recorded a $3.6 million purchase accounting adjustment to reflect the Company's final determination of the fair value of broadcast licenses upon the date of acquisition.
The definite-lived intangible assets acquired in the Townsquare Transaction are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	5	$552
WFME Asset Exchange
On January 8, 2013, the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc., pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. This asset exchange provided Cumulus with a radio station in the United States’ largest media market, for the national NASH entertainment brand based on the country music lifestyle. The total purchase price is subject to an increase of up to $10.0 million if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.1 million as of each of June 30, 2014 and December 31, 2013. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company’s results of operations in the period of such change.
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
Revenues attributable to the assets acquired in the Pamal Broadcasting Asset Purchase were not material to the Company’s condensed consolidated statement of operations for the three or six months ended June 30, 2014.
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

	Unaudited Supplemental As Reported / Pro Forma Data		Unaudited Supplemental Pro Forma Data
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
Description	2014		2013
Net revenue	$328,247	$620,291	$321,948	$603,483
Net income (loss)	15,137	5,868	3,161	(24,341)
The unaudited pro forma financial information set forth above for the three and six months ended June 30, 2013 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the WestwoodOne Acquisition and the Townsquare Transaction; (ii) the elimination of interest expense and the loss on extinguishment of debt in connection with the WestwoodOne Acquisition, as all of WestwoodOne's outstanding indebtedness (including preferred stock) was repaid in connection therewith, and (iii) certain other unaudited pro forma adjustments that would be required to be made to prepare unaudited pro forma financial information under Accounting Standards Codification ("ASC") Topic 805, Business Combinations.
Unaudited pro forma financial information for the Green Bay Purchase, WFME Asset Exchange and the Pamal Broadcasting Asset Purchase is not required, as such information is not material to the Company's financial statements.

3. Discontinued Operations
On November 14, 2013, the Company completed the Townsquare Transaction. The results of operations associated with the stations disposed of in that transaction have been separately reported within discontinued operations, net of the related tax impact, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013.
For the three and six months ended June 30, 2013, income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013
Discontinued operations:
Net revenue	$19,369	$34,402
Income from discontinued operations before taxes	8,404	13,338
Income tax benefit	3,583	16,324
Income from discontinued operations	11,987	29,662

4. Restricted Cash
As of June 30, 2014 and December 31, 2013, the Company’s balance sheet included approximately $6.4 million and $6.1 million, respectively, in restricted cash, of which $0.6 million relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. At June 30, 2014 and December 31, 2013, the Company held $5.8 million and $5.5 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

5. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2013 to December 31, 2013 and January 1, 2014 to June 30, 2014, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2013	$1,602,373	$258,303	$1,860,676
Acquisition	61,730	152,522	214,252
Disposition	(67,766)	(8,627)	(76,393)
Amortization	—	(86,708)	(86,708)
Balance as of December 31, 2013	1,596,337	315,490	1,911,827
Purchase price allocation adjustments	963	—	963
Disposition	(150)	—	(150)
Amortization	—	(39,943)	(39,943)
Balance as of June 30, 2014	$1,597,150	$275,547	$1,872,697
The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2014 to June 30, 2014 and January 1, 2013 to June 30, 2013, and balances as of such dates (dollars in thousands):

Goodwill:	2014	2013
Balance as of January 1:
Goodwill	$1,586,482	$1,525,335
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,256,741	1,195,594
Acquisition	—	11,461
Purchase price allocation adjustments	(726)	(1,889)
Disposition	—	(213)
Balance as of June 30:
Goodwill	1,585,756	1,534,694
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,256,015	$1,204,953
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of June 30, 2014 to necessitate the test as fair value continues to exceed carrying value.

6. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 include long term-assets of less than $0.1 million attributable to the fair value of the interest rate cap. The Company reported interest expense of less than $0.1 million during the three months ended June 30, 2014 and 2013, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.

The Company does not utilize financial instruments for trading or other speculative purposes.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA pursuant to which the Company was responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin, for a monthly fee payable to Clear Channel of approximately $0.2 million, in exchange for the Company retaining the operating profits from managing the radio stations. In 2013, Clear Channel exercised the put option contained in this LMA, which required the Company to purchase the five Green Bay radio stations subject to the LMA for $17.6 million (the fair value of those radio stations at the time of execution of the LMA) ("the Green Bay Option"). On December 31, 2013, the Company completed this acquisition (See Note 2 "Acquisitions and Dispositions").
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
The location and fair value of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest Rate Cap	Other long-term assets	$1	$22
	Total	$1	$22
The location and effect of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Recognized as Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Statement of Operations Location	2014	2013	2014	2013
Interest Rate Cap	Interest expense	$7	$(32)	$21	$(27)
Green Bay Option	Gain on derivative instrument	—	(2,106)	—	(2,844)
	Total	$7	$(2,138)	$21	$(2,871)

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Term Loan and Securitization Facility:
Term loan	$1,993,875	$2,025,000
Securitization facility	—	25,000
Less: term loan discount	(30,974)	(33,107)
Total Term Loan and Securitization Facility	1,962,901	2,016,893
7.75% senior notes	610,000	610,000
Less: Current portion of long-term debt	—	(5,937)
Long-term debt, net	$2,572,901	$2,620,956

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
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate Floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of the (i) Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 90 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, commencing March 31, 2014, with the balance payable on the maturity date.
At June 30, 2014, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant as of the end of each quarter. The required ratio at June 30, 2014 was 5.75 to 1. The ratio periodically decreases until it reaches 4.00 to 1 on March 31, 2018. As of June 30, 2014, the Company was in compliance with all of its covenants under the Credit Agreement.
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
At June 30, 2014, the Company had $1.994 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility, however, borrowing capacity under the Revolving Credit Facility was reduced to $198.8 million due to $1.2 million in letters of credit outstanding which were not cash collateralized.

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
In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company has also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, or will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including all of the liabilities of the Company’s and the guarantors’ foreign subsidiaries and the Company’s subsidiaries that hold the licenses for the Company’s radio stations.
For the three and six months ended June 30, 2014, the Company recorded an aggregate of $2.3 million and $4.7 million, respectively, of amortization of debt discount and debt issuance costs related to its Term Loan, Securitization Facility and 7.75% Senior Notes. For the three and six months ended June 30, 2013, the Company recorded an aggregate of $2.5 million and $5.1 million of amortization of debt discount and debt issuance costs related to its first lien term loan and second lien term loan under the Company's prior credit agreement and 7.75% Senior Notes.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with GE, as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable (representing all of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”). Cumulus Holdings, services the accounts receivable on behalf of the SPV.
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
At June 30, 2014, there were no amounts outstanding under the Securitization Facility.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of June 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$1	$—	$1	$—
Equity interest in Pulser Media (2)	5,512	—	—	5,512
Total assets	$5,513	$—	$1	$5,512
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

		Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$22	$—	$22	$—
Equity interest in Pulser Media (2)	122	—	—	122
Total assets	$144	$—	$22	$122
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

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

(2)
On September 13, 2013, the Company and Pulser Media (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive 15% of the current fully-diluted equity of Pulser, with the opportunity to earn additional equity, see Note 13 "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using inputs that are supported by little or no market activity (a Level 3 measurement). At June 30, 2014 the fair value of the equity interest in Pulser approximated its cost basis and the Company determined that the investment was not impaired.

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
The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser from January 1, 2014 to June 30, 2014 (dollars in thousands):

Description	Equity interest in Pulser
Fair value balance at January 1, 2014	$122
Add: Additions to equity interest in Pulser	5,390
Fair value balance at June 30, 2014	$5,512
The reconciliation below contains the components of the change in continuing contingency associated with the contingent consideration from January 1, 2014 to June 30, 2014 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2014	$(31)
Add: Mark to market fair value adjustment	—
Fair value balance at June 30, 2014	$(31)
Quantitative information regarding the significant unobservable inputs related to the contingent consideration as of June 30, 2014 was as follows (dollars in thousands):

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
The following table shows the gross amount and fair value of the Company’s Term Loan, Securitization Facility and 7.75% Senior Notes (dollars in thousands):

	June 30, 2014	December 31, 2013
Term Loan:
Carrying value	$1,993,875	$2,025,000
Fair value - Level 2	1,998,860	2,025,000
Securitization Facility:
Carrying value	$—	$25,000
Fair value - Level 2	—	25,000
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	643,550	641,598

As of June 30, 2014, the Company used trading prices of 100.25% to calculate the fair value of the Term Loan, and 105.50% to calculate the fair value of the 7.75% Senior Notes.
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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. During the three months ended June 30, 2014, all of outstanding shares of approximately 3.3 million Class B common stock were converted into shares of Class A common stock.

After payment of dividends to the holders of any outstanding shares of Series B Preferred Stock, the holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At June 30, 2014, 0.5 million 2009 Warrants remained outstanding.

Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") in 2011 (the "Citadel Merger"), warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. If excess shares remained in reserve after resolution of all remaining claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. As part of the June 2014 closing to the Citadel Bankruptcy, the 2.4 million shares were issued for $25.0 million from treasury stock to relieve the reserve, and as of June 30, 2014 the Company has no further obligations under the Citadel Bankruptcy. The equity held in reserve was included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheet at December 31, 2013.
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
During the three months ended June 30, 2014, approximately 11.5 million Company Warrants were converted into shares of Class A common stock. At June 30, 2014, 2.5 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the, case of stock splits, dividends and the like. As of June 30, 2014, all 7.8 million Crestview Warrants remained outstanding.

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
On May 22, 2014, the Company granted 93,312 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During the six months ended June 30, 2014, the Company granted 0.4 million stock options with an aggregate grant date fair value of $1.7 million. The options range in exercise price from $6.26 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and six months ended June 30, 2014, and 2013 the Company recognized approximately $4.2 million, $8.3 million, $2.5 million and $5.1 million, respectively in stock-based compensation expense related to equity awards.
As of June 30, 2014, unrecognized stock-based compensation expense of approximately $34.7 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.9 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the three and six months ended June 30, 2014 was $1.1 million and $2.1 million, respectively. The total fair value of restricted stock awards that vested during each of the three and six months ended June 30, 2013 was $0.1 million and $1.6 million, respectively. 1.2 million and 0 stock options were exercised during the six months ended June 30, 2014 and 2013, respectively.

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
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings (loss), as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each participating security and common shares equally, after deducting dividends declared or accretion on preferred stock. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic Income (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$15,137	$15,114	$5,868	$(11,550)
Less:
Dividends declared on redeemable preferred stock	—	2,652	—	5,304
Accretion of redeemable preferred stock	—	1,007	—	1,989
Participation rights of the Company Warrants in undistributed earnings	573	1,901	306	—
Participation rights of unvested restricted stock in undistributed earnings	13	19	7	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$14,551	$9,535	$5,555	$(18,843)
Denominator:
Basic weighted average shares outstanding	224,457	176,482	220,104	175,620
Basic undistributed net income (loss) from continuing operations per share--attributable to common shares	$0.06	$0.05	$0.03	$(0.11)
Diluted Income (Loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$15,137	$15,114	$5,868	$(11,550)
Less:
Dividends declared on redeemable preferred stock	—	2,652	—	5,304
Accretion of redeemable preferred stock	—	1,007	—	1,989
Participation rights of the Company Warrants in undistributed net earnings	562	1,874	298	—
Participation rights of unvested restricted stock in undistributed earnings	13	19	7	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$14,562	$9,562	$5,563	$(18,843)
Denominator:
Basic weighted average shares outstanding	224,457	176,482	220,104	175,620
Effect of dilutive stock options and warrants	4,612	3,072	6,076	—
Diluted weighted average shares outstanding	229,069	179,554	226,180	175,620
Diluted undistributed net income (loss) from continuing operations attributable to common shares	$0.06	$0.05	$0.02	$(0.11)

12. Income Taxes
For the three months ended June 30, 2014, the Company recorded income tax expense of $10.8 million on pre-tax income from continuing operations of $25.9 million, resulting in an effective tax rate for the three months ended June 30, 2014 of approximately 41.7%. For the three months ended June 30, 2013, the Company recorded income tax expense of $10.1 million on pre-tax income from continuing operations of $25.2 million, resulting in an effective tax rate for the three months ended June 30, 2013 of approximately 40.1%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended June 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the three months ended June 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
For the six months ended June 30, 2014, the Company recorded income tax expense of $3.2 million on pre-tax income from continuing operations of $9.0 million, resulting in an effective tax rate for the six months ended June 30, 2014 of approximately 35.6%. For the six months ended June 30, 2013, the Company recorded an income tax expense of $12.0 million on pre-tax income from continuing operations of $0.5 million, resulting in an effective tax rate for the six months ended June 30, 2013 of approximately 2,400.0%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the six months ended June 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the six months ended June 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 40.8%.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740. As of June 30, 2014, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will to meet the more likely than not recognition standard for recovery. As of June 30, 2013, the Company maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets were available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
13. Commitments and Contingencies
Future Commitments
Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. In January 2010, the Radio Music License Committee (the “RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, filed motions in the New York courts against these organizations on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement is a $75.0 million industry fee credit against fees previously paid in 2010 and 2011, with such fees to be credited over the remaining period of the contract. The Company began recognizing the ASCAP credits as a reduction in direct operating expenses on January 1, 2012. On August 28, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and BMI concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement was a $70.5 million industry fee credit against fees previously paid in 2010 and 2011, with such fees having been made immediately available to the industry.
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $142.9 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser entered into the Rdio Agreement which provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75.0 million of promotional commitments over five years, Cumulus will receive 15% of the current fully-diluted equity of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio

Agreement. The Company will record the equity received for services at fair value and will evaluate the investment for impairment in subsequent periods.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for executives, talent, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of June 30, 2014, the Company believes that it will meet such minimum obligations.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an LMA. Under this LMA, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years, respectively, following the Commencement Date in exchange for the Company retaining the operating profits from these radio stations.
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
The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the Company is not the primary beneficiary of the LMA with Merlin therefore consolidation of the stations is not required.
On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.1 million for the three and six months ended June 30, 2014 and is included in corporate expenses in the condensed consolidated statement of operations. As of June 30, 2014, liabilities related to the Exit Plan of $0.4 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $4.5 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company will be responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement pursuant to which the Company has the right to purchase the radio station at any time from April 25, 2014 until April 5, 2016 for an amount in cash equal to $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or the date that is 18 months after April 25, 2014 and Universal has the right to require the Company to purchase the station at any time during a ten-day period commencing April 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date and the date that is two years after April 25, 2014.
The Company determined through its review of the requirements of ASC 810 that the Company is not the primary beneficiary of the LMA with Universal therefore consolidation of the station is not required.
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

14. Supplemental Condensed Consolidating Financial Information
At June 30, 2014, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2014 and 2013, (ii) unaudited condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, and (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors. The results have been adjusted for discontinued operations (see Note 3 "Discontinued Operations").
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
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented a revised condensed consolidated statement of cash flows for the six months ended June 30, 2013 and will revise the interim condensed consolidated statements of cash flows in future quarterly filings.
Reclassifications
Certain account balances in the 2013 periods have been reclassified to conform with classifications currently in use.
In the accompanying unaudited condensed consolidating statements of operations the Company separately presents content costs and other direct operating expenses as operating expense categories. In certain of the Company's historical disclosures, those line items were presented on a combined basis within the direct operating expenses line item in the statement of operations. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Other direct operating expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in direct operating expenses in 2013.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$328,122	$—	$—	$328,247
Operating expenses:
Content costs	—	—	101,802	—	—	101,802
Other direct operating expenses	—	—	117,837	552	—	118,389
Depreciation and amortization	—	459	28,612	—	—	29,071
LMA fees	—	—	1,648	—	—	1,648
Corporate expenses (including stock-based compensation expense of $4,154)	—	19,264	—	—	—	19,264
Gain on sale of assets or stations	—	—	(360)	—	—	(360)
Total operating expenses	—	19,723	249,539	552	—	269,814
Operating (loss) income	—	(19,598)	78,583	(552)	—	58,433
Non-operating (expense) income:
Interest expense	(2,406)	(33,987)	—	(75)	—	(36,468)
Interest income	—	—	342	—	—	342
Other income, net	—	—	3,593	—	—	3,593
Total non-operating (expense) income, net	(2,406)	(33,987)	3,935	(75)	—	(32,533)
(Loss) income before income taxes	(2,406)	(53,585)	82,518	(627)	—	25,900
Income tax benefit (expense)	799	18,253	(30,070)	255	—	(10,763)
(Loss) income from continuing operations	(1,607)	(35,332)	52,448	(372)	—	15,137
Earnings (loss) from consolidated subsidiaries	16,744	52,076	(372)	—	(68,448)	—
Net income (loss)	$15,137	$16,744	$52,076	$(372)	$(68,448)	$15,137

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$229	$620,062	$—	$—	$620,291
Operating expenses:
Content costs	—	—	210,295	—	—	210,295
Other direct operating expenses	—	—	232,581	1,143	—	233,724
Depreciation and amortization	—	917	57,035	—	—	57,952
LMA fees	—	—	3,205	—	—	3,205
Corporate expenses (including stock-based compensation expense of $8,245)	—	38,458	—	—	—	38,458
Gain on sale of assets or stations	—	—	(898)	—	—	(898)
Total operating expenses	—	39,375	502,218	1,143	—	542,736
Operating (loss) income	—	(39,146)	117,844	(1,143)	—	77,555
Non-operating (expense) income:
Interest expense	(4,981)	(67,583)	—	(169)	—	(72,733)
Interest income	—	—	672	—	—	672
Other income, net	—	—	3,529	—	—	3,529
Total non-operating (expense) income, net	(4,981)	(67,583)	4,201	(169)	—	(68,532)
(Loss) income before income taxes	(4,981)	(106,729)	122,045	(1,312)	—	9,023
Income tax benefit (expense)	1,741	37,314	(42,669)	459	—	(3,155)
(Loss) income from continuing operations	(3,240)	(69,415)	79,376	(853)	—	5,868
Earnings (loss) from consolidated subsidiaries	9,108	78,523	(853)	—	(86,778)	—
Net income (loss)	$5,868	$9,108	$78,523	$(853)	$(86,778)	$5,868

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$270,306	$—	$—	$270,306
Operating expenses:
Content costs	—	—	62,255	—	—	62,255
Other direct operating expenses	—	—	99,326	568	—	99,894
Depreciation and amortization	—	484	27,120	—	—	27,604
LMA fees	—	—	738	—	—	738
Corporate expenses (including stock-based compensation expense of $2,470)	—	7,742	—	—	—	7,742
Loss on sale of assets or stations	—	—	227	—	—	227
Gain on derivative instrument	—	—	(2,106)	—	—	(2,106)
Total operating expenses	—	8,226	187,560	568	—	196,354
Operating (loss) income	—	(8,226)	82,746	(568)	—	73,952
Non-operating (expense) income:
Interest expense	(2,378)	(41,819)	—	—	—	(44,197)
Interest income	—	—	364	—	—	364
Loss on early extinguishment of debt	—	(4,539)	—	—	—	(4,539)
Other expense, net	—	—	(393)	—	—	(393)
Total non-operating (expense) income, net	(2,378)	(46,358)	(29)	—	—	(48,765)
(Loss) income before income taxes	(2,378)	(54,584)	82,717	(568)	—	25,187
Income tax (expense) benefit	—	—	(35,608)	25,535	—	(10,073)
(Loss) income from continuing operations	(2,378)	(54,584)	47,109	24,967	—	15,114
Income (loss) from discontinued operations, net of taxes	—	—	55,531	(43,544)	—	11,987
Earnings (loss) from consolidated subsidiaries	29,479	84,063	(18,577)	—	(94,965)	—
Net income (loss)	$27,101	$29,479	$84,063	$(18,577)	$(94,965)	$27,101

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$488,145	$—	$—	$488,145
Operating expenses:
Content costs	—	—	124,206	—	—	124,206
Other direct operating expenses	—	—	192,361	1,013	—	193,374
Depreciation and amortization	—	981	54,219	—	—	55,200
LMA fees	—	—	1,684	—	—	1,684
Corporate expenses (including stock-based compensation expense of $5,134)	—	21,760	—	—	—	21,760
Loss on sale of assets or stations	—	—	1,536	—	—	1,536
Gain on derivative instrument	—	—	(2,844)	—	—	(2,844)
Total operating expenses	—	22,741	371,162	1,013	—	394,916
Operating (loss) income	—	(22,741)	116,983	(1,013)	—	93,229
Non-operating (expense) income:
Interest expense	(4,689)	(84,030)	—	—	—	(88,719)
Interest income	—	—	634	—	—	634
Loss on early extinguishment of debt	—	(4,539)	—	—	—	(4,539)
Other expense, net	—	—	(106)	—	—	(106)
Total non-operating (expense) income, net	(4,689)	(88,569)	528	—	—	(92,730)
(Loss) income before income taxes	(4,689)	(111,310)	117,511	(1,013)	—	499
Income tax (expense) benefit	—	—	(35,829)	23,780	—	(12,049)
(Loss) income from continuing operations	(4,689)	(111,310)	81,682	22,767	—	(11,550)
Income (loss) from discontinued operations, net of taxes	—	—	61,882	(32,220)	—	29,662
Earnings (loss) from consolidated subsidiaries	22,801	134,111	(9,453)	—	(147,459)	—
Net income (loss)	$18,112	$22,801	$134,111	$(9,453)	$(147,459)	$18,112

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$19,952	$165	$—	$—	$20,117
Restricted cash	—	6,386	—	—	—	6,386
Accounts receivable, less allowance for doubtful accounts of $5,305	—	—	—	253,643	—	253,643
Trade receivable	—	—	4,325	—	—	4,325
Asset held for sale	—	—	15,007	—	—	15,007
Prepaid expenses and other current assets	—	50,998	23,505	—	—	74,503
Total current assets	—	77,336	43,002	253,643	—	373,981
Property and equipment, net	—	2,441	229,803	—	—	232,244
Broadcast licenses	—	—	—	1,597,150	—	1,597,150
Other intangible assets, net	—	—	275,547	—	—	275,547
Goodwill	—	—	1,256,015	—	—	1,256,015
Investment in consolidated subsidiaries	607,685	4,114,893	1,120,629	—	(5,843,207)	—
Intercompany receivables, net	—	82,365	1,367,285	—	(1,449,650)	—
Other assets	—	45,561	16,563	839	—	62,963
Total assets	$607,685	$4,322,596	$4,308,844	$1,851,632	$(7,292,857)	$3,797,900
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$17,938	$99,484	$—	$—	$117,422
Trade payable	—	—	4,251	—	—	4,251
Total current liabilities	—	17,938	103,735	—	—	121,673
Long-term debt, excluding 7.75% Senior Notes	—	1,962,901	—	—	—	1,962,901
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	10,430	66,121	—	—	76,551
Intercompany payables, net	81,416	1,113,642	—	254,592	(1,449,650)	—
Deferred income taxes	—	—	24,095	476,411	—	500,506
Total liabilities	81,416	3,714,911	193,951	731,003	(1,449,650)	3,271,631
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 253,776,605 shares issued and 231,190,810 shares outstanding	2,537	—	—	—	—	2,537
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 0 shares issued and outstanding	—	—	—	—	—	—
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,585,795 shares	(231,470)	—	—	—	—	(231,470)
Additional paid-in-capital	1,591,447	232,826	4,194,876	2,095,255	(6,522,957)	1,591,447
Accumulated (deficit) equity	(836,251)	374,859	(79,983)	(974,626)	679,750	(836,251)
Total stockholders’ equity (deficit)	526,269	607,685	4,114,893	1,120,629	(5,843,207)	526,269
Total liabilities and stockholders’ equity (deficit)	$607,685	$4,322,596	$4,308,844	$1,851,632	$(7,292,857)	$3,797,900

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2013
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,804	$20,988	$—	$—	$—	$32,792
Restricted cash	—	6,146	—	—	—	6,146
Accounts receivable, less allowance for doubtful accounts of $5,306	—	—	—	264,805	—	264,805
Trade receivable	—	—	4,419	—	—	4,419
Prepaid expenses and other current assets	—	5,948	62,945	—	—	68,893
Total current assets	11,804	33,082	67,364	264,805	—	377,055
Property and equipment, net	—	3,272	251,430	—	—	254,702
Broadcast licenses	—	—	—	1,596,337	—	1,596,337
Other intangible assets, net	—	—	315,490	—	—	315,490
Goodwill	—	—	1,256,741	—	—	1,256,741
Investment in consolidated subsidiaries	589,163	3,824,690	1,118,952	—	(5,532,805)	—
Intercompany receivables, net	—	88,227	1,011,218	24,090	(1,123,535)	—
Other assets	—	46,774	22,440	896	—	70,110
Total assets	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$24,966	$121,521	$50	$—	$146,537
Trade payable	—	—	3,846	—	—	3,846
Current portion of long-term debt	—	5,937	—	—	—	5,937
Total current liabilities	—	30,903	125,367	50	—	156,320
Long-term debt, excluding 7.75% Senior Notes	—	1,985,956	—	—	—	1,985,956
7.75% Senior Notes	—	610,000	—	—	—	610,000
Secured loan	—	—	—	25,000	—	25,000
Other liabilities	—	10,430	69,483	—	—	79,913
Intercompany payables, net	88,227	769,593	—	265,715	(1,123,535)	—
Deferred income taxes	—	—	24,095	476,411	—	500,506
Total liabilities	88,227	3,406,882	218,945	767,176	(1,123,535)	3,357,695
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 222,399,019 shares issued and 198,193,819 shares outstanding	2,223	—	—	—	—	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,205,200 shares	(251,193)	—	—	—	—	(251,193)
Additional paid-in-capital	1,603,669	223,412	3,983,196	2,092,725	(6,299,333)	1,603,669
Accumulated (deficit) equity	(842,119)	365,751	(158,506)	(973,773)	766,528	(842,119)
Total stockholders’ equity (deficit)	512,740	589,163	3,824,690	1,118,952	(5,532,805)	512,740
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$5,868	$9,108	$78,523	$(853)	$(86,778)	$5,868
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	917	57,035	—	—	57,952
Amortization of debt issuance costs/discounts	—	4,558	—	96	—	4,654
Provision for doubtful accounts	—	—	1,828	—	—	1,828
Gain on sale of assets or stations	—	—	(898)	—	—	(898)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(1,741)	(37,314)	42,669	(459)	—	3,155
Stock-based compensation expense	—	8,245	—	—	—	8,245
Earnings (loss) from consolidated subsidiaries	(9,108)	(78,523)	853	—	86,778	—
Changes in assets and liabilities	—	168,519	(199,055)	(8,784)	—	(39,320)
Net cash (used in) provided by operating activities	(4,981)	75,531	(19,045)	(10,000)	—	41,505
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	14,069	—	—	14,069
Restricted cash	—	(240)	—	—	—	(240)
Capital expenditures	—	(86)	(11,162)	—	—	(11,248)
Net cash (used in) provided by investing activities	—	(326)	2,907	—	—	2,581
Cash flows from financing activities:
Intercompany transactions, net	(7,528)	(43,775)	16,303	35,000	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(31,125)	—	(35,000)	—	(66,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding payments on behalf of employees	—	(1,320)	—	—	—	(1,320)
Proceeds from exercises of warrants	103	—	—	—	—	103
Proceeds from exercises of options	602	—	—	—	—	602
Deferred financing costs	—	(21)	—	—	—	(21)
Net cash (used in) provided by financing activities	(6,823)	(76,241)	16,303	10,000	—	(56,761)
(Decrease) increase in cash and cash equivalents	(11,804)	(1,036)	165	—	—	(12,675)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$19,952	$165	$—	$—	$20,117

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$18,112	$22,801	$134,111	$(9,453)	$(147,459)	$18,112
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	981	56,885	—	—	57,866
Amortization of debt issuance costs/discount	—	5,164	—	—	—	5,164
Provision for doubtful accounts	—	—	1,046	—	—	1,046
Loss on sale of assets or stations	—	—	1,537	—	—	1,537
Loss on early extinguishment of debt	—	4,539	—	—	—	4,539
Fair value adjustment of derivative instruments	—	(27)	(2,844)	—	—	(2,871)
Deferred income taxes	—	—	(14,248)	8,439	—	(5,809)
Stock-based compensation expense	—	5,134	—	—	—	5,134
(Loss) earnings from consolidated subsidiaries	(22,801)	(134,111)	9,453	—	147,459	—
Changes in assets and liabilities	—	(39,763)	10,805	1,014	—	(27,944)
Net cash (used in) provided by operating activities	(4,689)	(135,282)	196,745	—	—	56,774
Cash flows from investing activities:
Restricted cash	—	2,192	—	—	—	2,192
Proceeds from sale of assets or stations	—	—	692	—	—	692
Proceeds from exchange of asset or stations	—	—	(52,066)	—	—	(52,066)
Capital expenditures	—	(112)	(4,718)	—	—	(4,830)
Net cash provided by (used in) investing activities	—	2,080	(56,092)	—	—	(54,012)
Cash flows from financing activities:
Intercompany transactions, net	(71,640)	218,252	(146,612)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(38,931)	—	—	—	(38,931)
Tax withholding payments on behalf of employees	—	(337)	—	—	—	(337)
Series A preferred stock dividends	(5,304)	—	—	—	—	(5,304)
Proceeds from exercises of warrants	34	—	—	—	—	34
Deferred financing costs	—	(58)	—	—	—	(58)
Net cash (used in) provided by financing activities	(76,910)	178,926	(146,612)	—	—	(44,596)
(Decrease) increase in cash and cash equivalents	(81,599)	45,724	(5,959)	—	—	(41,834)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$—	$45,724	$492	$—	$—	$46,216

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, our ability to complete any acquisitions pending from time to time, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do, or expect to do, business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business, or any acquisitions, from time to time, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequently filed Quarterly Reports Forms 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
We combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for shareholders. As the largest pure-play radio broadcaster in the United States, we provide exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, (including eight of the top 10), more than 10,000 broadcast radio affiliates and numerous digital channels. We are well-positioned in the widening digital audio space through a significant stake in the Rdio digital music service, featuring 25 million songs on-demand in addition to custom playlists and exclusive curated channels. We are also the leading provider of country music and lifestyle content through its NASH brand, which will serve country fans through radio programming, NASH magazine, concerts, licensed products and television/video.
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 13.5 million page views from approximately 12.8 million unique users on a monthly basis and stream music to approximately 2.4 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
We further believe that our capital structure provides adequate liquidity and scale for us to operate and grow our current business, as well as pursue and finance potential strategic acquisitions in the future.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. We continually monitor our capital structure and from time to time have evaluated, and expect that we will continue to evaluate future opportunities to obtain, other public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant. The required ratio at June 30, 2014 was 5.75 to 1. The ratio periodically decreases until it reaches 4.00 to 1 on March 31, 2018. As of June 30, 2014, we were in compliance with all of our covenants under the Credit Agreement.
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
At June 30, 2014, our long-term debt consisted of $1.994 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of June 30, 2014, that cash on hand, cash expected to be generated from operating activities and cash expected to be available from various financing sources will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations through at least June 30, 2015.
Advertising Revenue and Adjusted EBITDA

Our primary source of revenue is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of our formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format as a substantial portion of our revenue comes from non-music format and proprietary content. In addition, we believe that the platform that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $16.6 million and $12.5 million for the six months ended June 30, 2014 and 2013, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising typically represents a majority of our net revenues.
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
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives. As a result of those revenue increasing opportunities through new platforms, accelerated by our acquisition of WestwoodOne, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation and our acquisition of WestwoodOne we also have reorganized and discontinued certain redundant and/or unprofitable content vehicles across our platform which will impact our broadcast revenues in the future.
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
In deriving this measure, management excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. Management excludes any gain or loss on the exchange or sale of any assets as it does not represent a cash transaction. Management also excludes any gain or loss on derivative instruments as it does not represent a cash transaction nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. Management excludes any impairment of goodwill and intangible assets as they do not require a cash outlay.
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

Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2014	2013	2014	2013
STATEMENT OF OPERATIONS DATA:
Net revenue	$328,247	$270,306	$620,291	$488,145	21.4%	27.1%
Content costs	101,802	62,255	210,295	124,206	63.5%	69.3%
Other direct operating expenses	118,389	99,894	233,724	193,374	18.5%	20.8%
Depreciation and amortization	29,071	27,604	57,952	55,200	5.3%	5.0%
LMA fees	1,648	738	3,205	1,684	123.3%	90.3%
Corporate expenses (including stock-based compensation expense)	19,264	7,742	38,458	21,760	148.8%	76.7%
(Gain) loss on sale of assets or stations	(360)	227	(898)	1,536	**	**
Gain on derivative instrument	—	(2,106)	—	(2,844)	**	**
Operating income	58,433	73,952	77,555	93,229	(21.0)%	(16.8)%
Interest expense	(36,468)	(44,197)	(72,733)	(88,719)	(17.5)%	(18.0)%
Interest income	342	364	672	634	(6.0)%	6.0%
Loss on early extinguishment of debt	—	(4,539)	—	(4,539)	**	**
Other income (expense), net	3,593	(393)	3,529	(106)	**	**
Income from continuing operations before income taxes	25,900	25,187	9,023	499	2.8%	**
Income tax expense	(10,763)	(10,073)	(3,155)	(12,049)	6.8%	(73.8)%
Income (loss) from continuing operations	15,137	15,114	5,868	(11,550)	0.2%	150.8%
Income from discontinued operations, net of taxes	—	11,987	—	29,662	**	**
Net income	$15,137	$27,101	$5,868	$18,112	(44.1)%	(67.6)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$100,522	$103,061	$159,268	$156,506	(2.5)%	1.8%

** Calculation is not meaningful.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Net Revenue
Net revenues for the three months ended June 30, 2014 increased $57.9 million, or 21.4%, to $328.2 million, compared to $270.3 million for the three months ended June 30, 2013. The increase resulted from increases of $44.1 million, $7.0 million, $2.7 million and $4.1 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. These increases were primarily attributable to the addition of the operations of WestwoodOne, which was acquired by the Company in December 2013. The increases were partially offset by decreases in local spot and national spot revenue. The increase in political advertising was due to additional activity associated with mid-term and gubernatorial elections in the current period.

Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
The following table presents our content costs as a percentage of total net revenues for the periods presented:

	Three Months Ended June 30,
	2014	2013
Content costs	31.0%	23.0%
Content costs for the three months ended June 30, 2014 increased $39.5 million, or 63.5%, to $101.8 million, compared to $62.3 million for the three months ended June 30, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne. Content costs in the prior period were reduced by credits related to music publishing royalty reductions that amplify the period over period comparison.
Other Direct Operating Expenses
Other direct operating expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Other direct operating expenses for the three months ended June 30, 2014 increased $18.5 million, or 18.5%, to $118.4 million, compared to $99.9 million for the three months ended June 30, 2013. This increase was primarily attributable to the addition of approximately $14.2 million in expenses related to the operations of WestwoodOne and increases of $1.9 million in employee benefits across our broadcast platform, as well as $2.4 million of expenses related to the LMA in the Chicago market.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2014 increased $1.5 million, or 5.3%, to $29.1 million, compared to $27.6 million for the three months ended June 30, 2013. This increase was due to a $2.0 million increase in depreciation expense which was primarily attributable to expense related to the assets of WestwoodOne, offset by a $0.5 million decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended June 30, 2014 increased $11.6 million, or 148.8%, to $19.3 million, compared to $7.7 million for the three months ended June 30, 2013. This increase was primarily due to an increase of $8.0 million in acquisition related restructuring expenses and legal costs related to the integration of WestwoodOne, a $1.7 million increase in stock-based compensation expense partially driven by stock options granted to employees of WestwoodOne and a $1.9 million increase in other overhead costs.
Interest Expense
Total interest expense for the three months ended June 30, 2014 decreased $7.7 million, or 17.5%, to $36.5 million compared to $44.2 million for the three months ended June 30, 2013. Interest expense associated with outstanding debt decreased by $7.8 million to $21.7 million as compared to $29.5 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the entry into the Credit Agreement in December 2013.

The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended June 30,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	21,716	29,534	(7,818)	(26.5)%
Other including debt cost amortization	2,926	2,876	50	1.7%
Change in fair value of interest rate cap	7	(32)	39	121.9%
Interest expense	$36,468	$44,197	$(7,729)	(17.5)%
Income Taxes
For the three months ended June 30, 2014, the Company recorded an income tax expense of $10.8 million on a pre-tax income from continuing operations of $25.9 million, resulting in an effective tax rate for the three months ended June 30, 2014 of approximately 41.7%. For the three months ended June 30, 2013, the Company recorded an income tax expense of $10.1 million on a pre-tax loss from continuing operations of $25.2 million, resulting in an effective tax rate for the three months ended June 30, 2013 of approximately 40.1%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended June 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the three months ended June 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 40.8%.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740. As of June 30, 2014, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will to meet the more likely than not recognition standard for recovery. As of June 30, 2013, the Company maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets were available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, on an as reported basis, Adjusted EBITDA for the three months ended June 30, 2014 decreased $2.6 million to $100.5 million from $103.1 million for the three months ended June 30, 2013.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2014	2013	2014	2013
Net income	$15,137	$27,101	$5,868	$18,112	(44.1)%	(67.6)%
Income tax expense	10,763	10,073	3,155	12,049	6.8%	(73.8)%
Non-operating expenses, including interest expense	32,533	48,765	68,532	92,730	(33.3)%	(26.1)%
LMA fees	1,648	738	3,205	1,684	123.3%	90.3%
Depreciation and amortization	29,071	27,604	57,952	55,200	5.3%	5.0%
Stock-based compensation expense	4,154	2,470	8,245	5,134	68.2%	60.6%
(Gain) loss on sale of assets or stations	(360)	227	(898)	1,536	**	**
Realized gain on derivative instrument	—	(2,106)	—	(2,844)	**	**
Acquisition-related and restructuring costs	7,277	—	12,660	2,214	**	**
Franchise taxes	299	176	549	353	69.9%	55.5%
Discontinued operations:
Income from discontinued operations, net of tax	—	(11,987)	—	(29,662)	**	**
Adjusted EBITDA	$100,522	$103,061	$159,268	$156,506	(2.5)%	1.8%

** Calculation is not meaningful.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
Net Revenue
Net revenues for the six months ended June 30, 2014 increased $132.2 million, or 27.1%, to $620.3 million, compared to $488.1 million for the six months ended June 30, 2013. The increase resulted from increases of $107.8 million, $12.2 million, $4.0 million and $8.2 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. These increases were primarily attributable to the addition of the operations of WestwoodOne, which was acquired by the Company in December 2013. The increases were partially offset by decreases in local spot and national spot revenue. The increase in political advertising was due to additional activity associated with mid-term and gubernatorial elections in the current period.
Content Costs
The following table presents our content costs as a percentage of total net revenues for the periods presented:

	Six Months Ended June 30,
	2014	2013
Content costs	33.9%	25.4%
Content costs for the six months ended June 30, 2014 increased $86.1 million, or 69.3%, to $210.3 million, compared to $124.2 million for the six months ended June 30, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne. Content costs in the prior period also included credits related to music publishing royalty reductions.
Other Direct Operating Expenses
Other direct operating expenses for the six months ended June 30, 2014 increased $40.3 million, or 20.8%, to $233.7 million, compared to $193.4 million for the six months ended June 30, 2013. This increase was primarily attributable to the addition of expenses related to the operations of WestwoodOne in addition to expenses related to the LMA in the Chicago market.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2014 increased $2.8 million, or 5.0%, to $58.0 million, compared to $55.2 million for the six months ended June 30, 2013. This increase was due to a $3.8 million increase in depreciation expense which was primarily attributable to expense related to the assets of WestwoodOne, offset by a $1.0 million decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense, for the six months ended June 30, 2014 increased $16.7 million, or 76.7%, to $38.5 million, compared to $21.8 million for the six months ended June 30, 2013. This increase was primarily due to an increase of $12.2 million in acquisition related restructuring expenses and legal costs related to the WestwoodOne acquisition, a $3.1 million increase in stock-based compensation expense partially driven by stock options granted to employees of WestwoodOne and a $1.4 million increase in other overhead costs.
Interest Expense
Total interest expense for the six months ended June 30, 2014 decreased $16.0 million, or 18.0%, to $72.7 million compared to $88.7 million for the six months ended June 30, 2013. Interest expense associated with outstanding debt decreased by $15.9 million to $43.3 million as compared to $59.2 million in the prior year period.
The following summary details the components of our interest expense (dollars in thousands):

	Six Months Ended June 30,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$23,638	$23,638	$—	—%
Bank borrowings – term loans and revolving credit facilities	43,274	59,214	(15,940)	(26.9)%
Other including debt cost amortization	5,814	5,894	(80)	(1.4)%
Change in fair value of interest rate cap	7	(27)	34	125.9%
Interest expense	$72,733	$88,719	$(15,986)	(18.0)%
Income Taxes
For the six months ended June 30, 2014, the Company recorded income tax expense of $3.2 million on pre-tax income from continuing operations of $9.0 million, resulting in an effective tax rate for the six months ended June 30, 2014 of approximately 35.6%. For the six months ended June 30, 2013, the Company recorded an income tax expense of $12.0 million on pre-tax income from continuing operations of $0.5 million, resulting in an effective tax rate for the six months ended June 30, 2013 of approximately 2,400.0%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the six months ended June 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the six months ended June 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
Adjusted EBITDA
As a result of the factors described above, on an as reported basis, Adjusted EBITDA for the six months ended June 30, 2014 increased $2.8 million to $159.3 million from $156.5 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$41,505	$56,774
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, net cash provided by operating activities decreased $15.3 million. The decrease was primarily due to a decrease in working capital driven by the timing of payments on our accounts receivable.
Cash Flows Provided by (Used in) Investing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash provided by (used in) investing activities	$2,581	$(54,012)
For the six months ended June 30, 2014, net cash provided by investing activities was 2.6 million as compared to $54.0 million of net cash used in investing activities for the six months ended June 30, 2013. This increase was primarily due to the use of $52.1 million to complete acquisitions during the six months ended June 30, 2013. Capital expenditures for the six months ended June 30, 2014 totaled $11.2 million, the majority of which related to one time investments at WestwoodOne. Capital expenditures during the six months ended June 30, 2013 were $4.8 million.
Cash Flows Used in Financing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash used in financing activities	$(56,761)	$(44,596)
For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, net cash used in financing activities increased $12.2 million. The increase in cash used in financing activities was primarily attributable to a $17.2 million increase in net repayments on long term borrowings, partially offset by a $5.3 million decrease in dividends paid on our Series A preferred stock.
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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2014, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: August 6, 2014	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.