Form 10-Q
period 2014-09-30
CUMULUS MEDIA INC
filed 2014-11-10
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2014, the registrant had 232,200,147 outstanding shares of common stock consisting of: (i) 231,555,276 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$26,757	$32,792
Restricted cash	10,346	6,146
Accounts receivable, less allowance for doubtful accounts of $5,043 and $5,306 at September 30, 2014 and December 31, 2013, respectively	239,578	264,805
Trade receivable	3,733	4,419
Assets held for sale	15,007	—
Prepaid expenses and other current assets	47,023	68,893
Total current assets	342,444	377,055
Property and equipment, net	224,720	254,702
Broadcast licenses	1,596,715	1,596,337
Other intangible assets, net	261,405	315,490
Goodwill	1,255,519	1,256,741
Other assets	65,852	70,110
Total assets	$3,746,655	$3,870,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$127,886	$146,537
Trade payable	4,259	3,846
Current portion of long-term debt	—	5,937
Total current liabilities	132,145	156,320
Long-term debt, excluding 7.75% senior notes	1,923,987	1,985,956
7.75% senior notes	610,000	610,000
Secured loan	—	25,000
Other liabilities	71,756	79,913
Deferred income taxes	475,539	500,506
Total liabilities	3,213,427	3,357,695
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 254,149,893 and 222,399,019 shares issued, and 231,555,276 and 198,193,819 shares outstanding, at September 30, 2014 and December 31, 2013, respectively	2,541	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 0 and 15,424,944 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both September 30, 2014 and December 31, 2013	6	6
Treasury stock, at cost, 22,594,617 and 24,205,200 shares at September 30, 2014 and December 31, 2013, respectively	(231,517)	(251,193)
Additional paid-in-capital	1,595,910	1,603,669
Accumulated deficit	(833,712)	(842,119)
Total stockholders’ equity	533,228	512,740
Total liabilities and stockholders’ equity	$3,746,655	$3,870,435
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$313,885	$262,535	$934,176	$750,680
Operating expenses:
Content costs	106,574	65,559	316,868	189,765
Other direct operating expenses	119,864	99,202	353,588	292,576
Depreciation and amortization	29,143	27,614	87,095	82,814
LMA fees	2,021	609	5,226	2,293
Corporate expenses (including stock-based compensation expense of $4,399, $2,259, $12,645 and $7,393, respectively)	14,756	11,757	53,215	33,517
Gain on sale of assets or stations	(373)	(5,198)	(1,271)	(3,662)
Loss (gain) on derivative instrument	—	172	—	(2,672)
Total operating expenses	271,985	199,715	814,721	594,631
Operating income	41,900	62,820	119,455	156,049
Non-operating (expense) income:
Interest expense	(36,647)	(45,502)	(109,380)	(134,221)
Interest income	352	308	1,024	942
Loss on early extinguishment of debt	—	—	—	(4,539)
Other income (expense), net	443	(139)	3,972	(247)
Total non-operating expense, net	(35,852)	(45,333)	(104,384)	(138,065)
Income from continuing operations before income taxes	6,048	17,487	15,071	17,984
Income tax expense	(3,508)	(6,995)	(6,663)	(19,043)
Income (loss) from continuing operations	2,540	10,492	8,408	(1,059)
(Loss) income from discontinued operations, net of taxes	—	(3,455)	—	26,207
Net income	2,540	7,037	8,408	25,148
Less: dividends declared and accretion of redeemable preferred stock	—	4,369	—	10,676
Income attributable to common shareholders	$2,540	$2,668	$8,408	$14,472
Basic and diluted income (loss) per common share (see Note 11, “Earnings (Loss) Per Share”):
Basic: Income (loss) from continuing operations per share	$0.01	$0.03	$0.04	$(0.07)
(Loss) income from discontinued operations per share	$—	$(0.02)	$—	$0.15
Income per share	$0.01	$0.01	$0.04	$0.08
Diluted: Income (loss) from continuing operations per share	$0.01	$0.03	$0.04	$(0.07)
(Loss) income from discontinued operations per share	$—	$(0.02)	$—	$0.15
Income per share	$0.01	$0.01	$0.04	$0.08
Weighted average basic common shares outstanding	231,885,444	179,669,739	224,074,622	176,994,583
Weighted average diluted common shares outstanding	233,222,153	183,131,260	227,802,636	180,032,349
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,408	$25,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,095	86,809
Amortization of debt issuance costs/discounts	7,029	7,515
Provision for doubtful accounts	2,468	2,002
Gain on sale of assets or stations	(1,271)	(3,556)
Loss on early extinguishment of debt	—	4,539
Fair value adjustment of derivative instruments	21	(2,657)
Deferred income taxes	6,663	9,659
Stock-based compensation expense	12,645	7,393
Changes in assets and liabilities:
Accounts receivable	22,759	10,686
Trade receivable	686	(1,717)
Prepaid expenses and other current assets	(9,206)	(3,350)
Other assets	(12,304)	(69)
Accounts payable and accrued expenses	(19,085)	(11,281)
Trade payable	413	2,304
Other liabilities	(8,232)	(5,758)
Net cash provided by operating activities	98,089	127,667
Cash flows from investing activities:
Restricted cash	(4,200)	2,192
Acquisition less cash acquired	(5,500)	(52,685)
Initial payment of Green Bay Option	—	(5,000)
Proceeds from sale of assets or stations	15,718	6,492
Capital expenditures	(13,401)	(8,448)
Net cash used in investing activities	(7,383)	(57,449)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(106,125)	(88,931)
Proceeds from borrowings under term loans and revolving credit facilities	10,000	—
Deferred financing costs	(21)	(204)
Tax withholding payments on behalf of employees	(1,320)	(337)
Proceeds from exercise of warrants	106	64
Proceeds from exercise of options	619	614
Preferred stock dividends	—	(9,395)
Redemption of Series A preferred stock	—	(73,150)
Proceeds from issuance of Series B preferred stock	—	77,241
Net cash used in financing activities	(96,741)	(94,098)
Decrease in cash and cash equivalents	(6,035)	(23,880)
Cash and cash equivalents at beginning of period	32,792	88,050
Cash and cash equivalents at end of period	$26,757	$64,170
Supplemental disclosures of cash flow information:
Interest paid	$90,533	$112,716
Income taxes paid	10,406	3,085
Supplemental disclosures of non-cash flow information:
Trade revenue	$23,735	$18,661
Trade expense	25,038	20,484
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
Nature of Business
The Company combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for shareholders. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, approximately 9,000 broadcast radio affiliates and numerous digital channels. The Company is well-positioned in the widening digital audio space through a significant stake in the Rdio digital music service, featuring over 30 million songs on-demand in addition to custom playlists and exclusive curated channels. The Company is also the leading provider of country music and lifestyle content through its NASH brand, which will serve country fans through radio programming, NASH magazine, concerts, licensed products and television/video.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2013 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and nine months ended September 30, 2014, the cash flows for the nine months ended September 30, 2014 and the Company’s financial condition as of September 30, 2014, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2014.
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
Assets Held for Sale
On September 16, 2014, the Company entered into an agreement to sell certain land and buildings to a third party. The agreement is subject to various terms including a 60 day due diligence period. The carrying value of the identified assets have been classified as held for sale in the unaudited condensed consolidated balance sheet at September 30, 2014. The estimated fair value of the land and buildings is in excess of the carrying value.
Sale of San Francisco Baseball Associates, LLC Interest
On April 15, 2014, the Company sold its Class B Membership Interest of 1.59% in San Francisco Baseball Associates, LLC for $13.0 million, recognizing a gain on the sale of $3.2 million, which is included in other income (expense), net in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

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

ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

2. Acquisitions and Dispositions

2014 Acquisitions and Dispositions

Wise Brothers Acquisition
On August 1, 2014, the Company completed the purchase of Wise Brother Media, Inc. for $5.5 million in cash (the "Wise Brothers Acquisition"). The total purchase price is subject to an increase if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.2 million as of September 30, 2014. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company's results of operations in the period of such change.
Revenues attributable to the assets acquired in the Wise Brothers Acquisition were not material to the Company’s condensed consolidated statement of operations for the three or nine months ended September 30, 2014.
The table below summarizes the preliminary purchase price allocation in the Wise Brothers Acquisition (dollars in thousands):

Allocation	Amount
Property and equipment	$50
Deferred income taxes	100
Other intangible assets	5,500
Current liabilities	(75)
Other liabilities	(75)
Total purchase price	$5,500
The definite-lived intangible assets acquired in the Wise Brothers Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Programming content	4	$5,500

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
Revenues attributable to the stations acquired in the Green Bay Purchase were not material to the Company’s consolidated statement of operations for the three or nine months ended September 30, 2014.

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
During the nine months ended September 30, 2014, the Company recorded a $2.6 million purchase accounting adjustment to reflect the Company's final determination of the fair value of broadcast licenses upon the date of acquisition.
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
Revenues of $56.5 million and $190.5 million attributable to WestwoodOne were included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2014, respectively.
Net income attributable to WestwoodOne has not been presented due to the impracticability of obtaining detailed data for the three and nine months ended September 30, 2014.
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
Revenues attributable to the assets acquired in the Townsquare Transaction were not material to the Company’s condensed consolidated statement of operations for the three or nine months ended September 30, 2014.
The table below summarizes the purchase price allocation in the Townsquare Transaction (dollars in thousands):

Allocation	Amount
Current assets	$1,860
Property and equipment	6,345
Broadcast licenses	13,500
Goodwill	10,200
Other assets	246
Other intangibles	552
Current liabilities	(520)
Total purchase price	32,183
Less: Carrying value of stations transferred	(159,053)
Add: Cash received	235,028
Gain on asset exchange	$108,158
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

During the nine months ended September 30, 2014, the Company recorded a $3.6 million purchase accounting adjustment to reflect the Company's final determination of the fair value of broadcast licenses upon the date of acquisition.
The definite-lived intangible assets acquired in the Townsquare Transaction are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	5	$552
WFME Asset Exchange
On January 8, 2013, the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc., pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. This asset exchange provided Cumulus with a radio station in the United States’ largest media market, for the national NASH entertainment brand based on the country music lifestyle. The total purchase price is subject to an increase of up to $10.0 million if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.1 million as of each of September 30, 2014 and December 31, 2013. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company’s results of operations in the period of such change.
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
Revenues attributable to the assets acquired in the Pamal Broadcasting Asset Purchase were not material to the Company’s condensed consolidated statement of operations for the three or nine months ended September 30, 2014.
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

	Unaudited Supplemental As Reported / Pro Forma Data		Unaudited Supplemental Pro Forma Data
	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
Description	2014		2013
Net revenue	$313,885	$934,176	$313,968	$917,451
Net income (loss)	2,540	8,408	4,909	(19,432)
The unaudited pro forma financial information set forth above for the three and nine months ended September 30, 2013 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the WestwoodOne Acquisition and the Townsquare Transaction; (ii) the elimination of interest expense and the loss on extinguishment of debt in connection with the WestwoodOne Acquisition, as all of WestwoodOne's outstanding indebtedness (including preferred stock) was repaid in connection therewith, and (iii) certain other unaudited pro forma adjustments that would be required to be made to prepare unaudited pro forma financial information under Accounting Standards Codification ("ASC") Topic 805, Business Combinations.
Unaudited pro forma financial information for the Green Bay Purchase, WFME Asset Exchange, Pamal Broadcasting Asset Purchase, and Wise Brothers Acquisition is not required, as such information is not material to the Company's financial statements.

3. Discontinued Operations
On November 14, 2013, the Company completed the Townsquare Transaction. The results of operations associated with the stations disposed of in that transaction have been separately reported within discontinued operations, net of the related tax impact, in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013.
For the three and nine months ended September 30, 2013, (loss) income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013
Discontinued operations:
Net revenue	$18,538	$52,940
Income from discontinued operations before taxes	7,914	21,252
Income tax (expense) benefit	(11,369)	4,955
(Loss) income from discontinued operations	(3,455)	26,207

4. Restricted Cash
As of September 30, 2014 and December 31, 2013, the Company’s balance sheet included approximately $10.3 million and $6.1 million, respectively, in restricted cash, of which $0.6 million relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. At September 30, 2014 and December 31, 2013, the Company held $9.7 million and $5.5 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

5. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2013 to December 31, 2013 and January 1, 2014 to September 30, 2014, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2013	$1,602,373	$258,303	$1,860,676
Acquisition	61,730	152,522	214,252
Disposition	(67,766)	(8,627)	(76,393)
Amortization	—	(86,708)	(86,708)
Balance as of December 31, 2013	1,596,337	315,490	1,911,827
Purchase price allocation adjustments	963	—	963
Acquisition	—	6,066	6,066
Disposition	(585)	(70)	(655)
Amortization	—	(60,081)	(60,081)
Balance as of September 30, 2014	$1,596,715	$261,405	$1,858,120
The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2014 to September 30, 2014 and January 1, 2013 to September 30, 2013, and balances as of such dates (dollars in thousands):

Goodwill:	2014	2013
Balance as of January 1:
Goodwill	$1,586,482	$1,525,335
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,256,741	1,195,594
Acquisition	—	11,461
Purchase price allocation adjustments	(606)	(1,889)
Disposition	(616)	(213)
Balance as of September 30:
Goodwill	1,585,260	1,534,694
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,255,519	$1,204,953
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of September 30, 2014 to necessitate the test as fair value exceeded carrying value.

6. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 include long term-assets of less than $0.1 million attributable to the fair value of the interest rate cap. The Company reported interest expense of less than $0.1 million during the three months ended September 30, 2014 and 2013, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.
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
The location and fair value of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest Rate Cap	Other assets	$—	$22
	Total	$—	$22
The location and effect of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Recognized as Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Statement of Operations Location	2014	2013	2014	2013
Interest Rate Cap	Interest expense	$—	$42	$21	$15
Green Bay Option	Loss (gain) on derivative instrument	—	172	—	(2,672)
	Total	$—	$214	$21	$(2,657)

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Term Loan and Securitization Facility:
Term loan	$1,953,875	$2,025,000
Securitization facility	—	25,000
Less: term loan discount	(29,888)	(33,107)
Total Term Loan and Securitization Facility	1,923,987	2,016,893
7.75% senior notes	610,000	610,000
Less: Current portion of long-term debt	—	(5,937)
Long-term debt, net	$2,533,987	$2,620,956
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

At September 30, 2014, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant as of the end of each quarter. The required ratio at September 30, 2014 was 5.75 to 1. The ratio periodically decreases until it reaches 4.00 to 1 on March 31, 2018. As of September 30, 2014, the Company was in compliance with all of its covenants under the Credit Agreement.
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
At September 30, 2014, the Company had $1.954 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
For the three and nine months ended September 30, 2014, the Company recorded an aggregate of $2.3 million and $7.0 million, respectively, of amortization of debt discount and debt issuance costs related to its Term Loan, Securitization Facility and 7.75% Senior Notes. For the three and nine months ended September 30, 2013, the Company recorded an aggregate of $2.3 million and $7.5 million of amortization of debt discount and debt issuance costs related to its first lien term loan and second lien term loan under the Company's prior credit agreement and 7.75% Senior Notes.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with GE, as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) may sell and/or contribute their existing and future accounts receivable (representing all of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.
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
At September 30, 2014, there were no amounts outstanding under the Securitization Facility.
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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of September 30, 2014 and December 31, 2013 were as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Equity interest in Pulser Media (2)	$10,105	$—	$—	$10,105
Total assets	$10,105	$—	$—	$10,105
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

		Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$22	$—	$22	$—
Equity interest in Pulser Media (2)	104	—	—	104
Total assets	$126	$—	$22	$104
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

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

(2)
On September 13, 2013, the Company and Pulser Media (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive a 15% equity interest in Pulser, with the opportunity to earn additional equity, see Note 13 "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using inputs that are supported by little or no market activity (a Level 3 measurement). At September 30, 2014 the fair value of the equity interest in Pulser approximated its cost basis and the Company determined that the investment was not impaired.

(3)
The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the WFME Asset Exchange and Wise Brothers Acquisition. See Note 2 “Acquisitions and Dispositions”.

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

The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser from January 1, 2014 to September 30, 2014 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2014	$104
Add: Additions to equity interest in Pulser	10,001
Fair value balance at September 30, 2014	$10,105
The reconciliation below contains the components of the change in continuing contingency associated with the contingent consideration from January 1, 2014 to September 30, 2014 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2014	$(31)
Add: Wise Brothers Acquisition	(150)
Fair value balance at September 30, 2014	$(181)
Quantitative information regarding the significant unobservable inputs related to the WFME Asset Exchange contingent consideration as of September 30, 2014 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
Quantitative information regarding the significant unobservable inputs related to the Wise Brothers Acquisition contingent consideration as of September 30, 2014 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$150	Income Approach	Total term	2 years
		Conditions	4
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s Term Loan, Securitization Facility and 7.75% Senior Notes (dollars in thousands):

	September 30, 2014	December 31, 2013
Term Loan:
Carrying value	$1,953,875	$2,025,000
Fair value - Level 2	1,914,798	2,025,000
Securitization Facility:
Carrying value	$—	$25,000
Fair value - Level 2	—	25,000
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	620,675	641,598
As of September 30, 2014, the Company used trading prices of 98.00% to calculate the fair value of the Term Loan, and 101.75% to calculate the fair value of the 7.75% Senior Notes.
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
On October 16, 2013, the Company issued and sold 18,860,000 shares of its Class A common stock in an underwritten public offering, which included the full exercise of the underwriter’s over allotment option to purchase 2,460,000 shares, at a price of $5.00 per share. The Company received net proceeds after underwriting discounts and commissions and estimated offering expenses of $89.8 million and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of the Company’s Series B preferred stock, including accrued and unpaid dividends. The remaining net proceeds from the offering were placed in the Company’s corporate treasury for general corporate purposes, and are being used from time to time for, among other things, repayment of debt, capital expenditures, the financing of possible business expansions and acquisitions, increasing the Company’s working capital and the financing of ongoing operating expenses and overhead.
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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. During the nine months ended September 30, 2014, all of the approximately 3.3 million shares of outstanding Class B common stock were converted into shares of Class A common stock.

After payment of dividends to the holders of any outstanding shares of Series B Preferred Stock, the holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At September 30, 2014, 0.5 million 2009 Warrants remained outstanding.

Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") in 2011 (the "Citadel Merger"), warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. As part of the June 2014 completion of proceedings related to the Citadel Bankruptcy, the 2.4 million shares were issued for $25.0 million from treasury stock. The equity held in reserve was included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheet at December 31, 2013.
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
During the three months ended September 30, 2014, approximately 0.3 million Company Warrants were converted into shares of Class A common stock. At September 30, 2014, 2.2 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the, case of stock splits, dividends and the like. As of September 30, 2014, all 7.8 million Crestview Warrants remained outstanding.

10. Stock-Based Compensation Expense
On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1.4 million shares of Class A common stock to certain employees, with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, with 30% of the awards having vested on each of September 16, 2012 and February 16, 2013, and 20% having vested on February 16, 2014 and the final 20% vesting on February 16, 2015.
On December 27, 2012, the Company issued stock options to an officer of the Company exercisable for 0.8 million shares of Class A common stock with an aggregate grant date fair value of $1.1 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
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
During the three months ended September 30, 2014, the Company granted 0.3 million stock options with an aggregate grant date fair value of $1.0 million. During the nine months ended September 30, 2014, the Company granted 0.7 million stock options with an aggregate grant date fair value of $2.7 million. The options range in exercise price from $5.56 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and nine months ended September 30, 2014, and 2013, the Company recognized approximately $4.4 million, $12.6 million, $2.3 million and $7.4 million, respectively, in stock-based compensation expense related to equity awards.
As of September 30, 2014, unrecognized stock-based compensation expense of approximately $30.4 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.42 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the three and nine months ended September 30, 2014 was $0.0 million and $2.1 million, respectively. The total fair value of restricted stock awards that vested during each of the three and nine months ended September 30, 2013 was $0.0 million and $1.6 million, respectively. 1.3 million and 0.1 million stock options were exercised during the nine months ended September 30, 2014 and 2013, respectively.

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
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings (loss), as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each participating security and common shares equally, after deducting dividends declared or accretion on preferred stock. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic Income (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$2,540	$10,492	$8,408	$(1,059)
Less:
Dividends declared on redeemable preferred stock	—	4,091	—	9,395
Accretion of redeemable preferred stock	—	486	—	2,474
Participation rights of the Company Warrants in undistributed earnings	25	896	318	—
Participation rights of unvested restricted stock in undistributed earnings	2	12	9	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$2,513	$5,007	$8,081	$(12,928)
Denominator:
Basic weighted average shares outstanding	231,885	179,700	224,075	176,995
Basic undistributed net income (loss) from continuing operations per share--attributable to common shares	$0.01	$0.03	$0.04	$(0.07)
Diluted Income (Loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$2,540	$10,492	$8,408	$(1,059)
Less:
Dividends declared on redeemable preferred stock	—	4,091	—	9,395
Accretion of redeemable preferred stock	—	486	—	2,474
Participation rights of the Company Warrants in undistributed net earnings	25	881	313	—
Participation rights of unvested restricted stock in undistributed earnings	2	12	9	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$2,513	$5,022	$8,086	$(12,928)
Denominator:
Basic weighted average shares outstanding	231,885	179,700	224,075	176,995
Effect of dilutive stock options and warrants	1,337	3,432	3,728	—
Diluted weighted average shares outstanding	233,222	183,132	227,803	176,995
Diluted undistributed net income (loss) from continuing operations attributable to common shares	$0.01	$0.03	$0.04	$(0.07)

12. Income Taxes
For the three months ended September 30, 2014, the Company recorded income tax expense of $3.5 million on pre-tax income from continuing operations of $6.0 million, resulting in an effective tax rate for the three months ended September 30, 2014 of approximately 58.3%. For the three months ended September 30, 2013, the Company recorded income tax expense of $7.0 million on pre-tax income from continuing operations of $17.5 million, resulting in an effective tax rate for the three months ended September 30, 2013 of approximately 40.0%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended September 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the three months ended September 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes and tax amortization of broadcast licenses and goodwill as well as an allocation of the total tax provision to discontinued operations.
For the nine months ended September 30, 2014, the Company recorded income tax expense of $6.7 million on pre-tax income from continuing operations of $15.1 million, resulting in an effective tax rate for the nine months ended September 30, 2014 of approximately 44.4%. For the nine months ended September 30, 2013, the Company recorded an income tax expense of $19.0 million on pre-tax income from continuing operations of $18.0 million, resulting in an effective tax rate for the nine months ended September 30, 2013 of approximately 105.6%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the nine months ended September 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the nine months ended September 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and an allocation of a tax benefit to discontinued operations.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740. As of September 30, 2014, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. As of September 30, 2013, the Company maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets were available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 47.3%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to the valuation allowance on certain separate company net operating losses incurred in 2014.
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
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with

Nielsen Audio is approximately $136.4 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser entered into the Rdio Agreement which provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75.0 million of promotional commitments over five years, Cumulus will receive 15% of the equity interests of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. The Company will record the equity received for services at fair value and will evaluate the investment for impairment in subsequent periods.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for executives, talent, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of September 30, 2014, the Company believes that it will meet such minimum obligations.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an LMA. Under this LMA, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
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
The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the Company is not the primary beneficiary of the LMA with Merlin, and, therefore consolidation of the stations is not required.
On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $0.1 million and $5.2 million for the three and nine months ended September 30, 2014, respectively, which costs are included in corporate expenses in the condensed consolidated statement of operations. As of September 30, 2014, liabilities related to the Exit Plan of $0.4 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $4.4 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company will be responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement pursuant to which the Company has the right to purchase the radio station at any time from April 25, 2014 until April 5, 2016 for $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or the date that is 18 months after April 25, 2014. In addition, Universal has the right to require the Company to purchase the station at any time during a ten-day period commencing April 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date and the date that is two years after April 25, 2014.

The Company determined through its review of the requirements of ASC 810 that the Company is not the primary beneficiary of the LMA with Universal, and, therefore consolidation of the station is not required.
As described in Note 2, “Acquisitions and Dispositions”, the Company may be required to pay additional cash consideration for the acquisitions of WFME in New York and Wise Brothers.
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

14. Supplemental Condensed Consolidating Financial Information
At September 30, 2014, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2014 and 2013, (ii) unaudited condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, and (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors. The results have been adjusted for discontinued operations (see Note 3 "Discontinued Operations").
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
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented a revised condensed consolidated statement of cash flows for the nine months ended September 30, 2013 and will revise the interim condensed consolidated statements of cash flows in future quarterly filings.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$313,760	$—	$—	$313,885
Operating expenses:
Content costs	—	—	106,574	—	—	106,574
Other direct operating expenses	—	—	119,455	409	—	119,864
Depreciation and amortization	—	428	28,715	—	—	29,143
LMA fees	—	—	2,021	—	—	2,021
Corporate expenses (including stock-based compensation expense of $4,399)	—	14,756	—	—	—	14,756
Gain on sale of assets or stations	—	—	(373)	—	—	(373)
Total operating expenses	—	15,184	256,392	409	—	271,985
Operating (loss) income	—	(15,059)	57,368	(409)	—	41,900
Non-operating (expense) income:
Interest expense	(2,184)	(34,416)	—	(47)	—	(36,647)
Interest income	—	—	352	—	—	352
Other income, net	—	—	443	—	—	443
Total non-operating (expense) income, net	(2,184)	(34,416)	795	(47)	—	(35,852)
(Loss) income before income taxes	(2,184)	(49,475)	58,163	(456)	—	6,048
Income tax benefit (expense)	1,427	31,750	(37,008)	323		(3,508)
(Loss) income from continuing operations	(757)	(17,725)	21,155	(133)	—	2,540
Earnings (loss) from consolidated subsidiaries	3,297	21,022	(133)	—	(24,186)	—
Net income (loss)	$2,540	$3,297	$21,022	$(133)	$(24,186)	$2,540

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$354	$933,822	$—	$—	$934,176
Operating expenses:
Content costs	—	—	316,868	—	—	316,868
Other direct operating expenses	—	—	352,036	1,552	—	353,588
Depreciation and amortization	—	1,346	85,749	—	—	87,095
LMA fees	—	—	5,226	—	—	5,226
Corporate expenses (including stock-based compensation expense of $12,645)	—	53,215	—	—	—	53,215
Gain on sale of assets or stations	—	—	(1,271)	—	—	(1,271)
Total operating expenses	—	54,561	758,608	1,552	—	814,721
Operating (loss) income	—	(54,207)	175,214	(1,552)	—	119,455
Non-operating (expense) income:
Interest expense	(7,165)	(101,999)	—	(216)	—	(109,380)
Interest income	—	—	1,024	—	—	1,024
Other income, net	—	—	3,972	—	—	3,972
Total non-operating (expense) income, net	(7,165)	(101,999)	4,996	(216)	—	(104,384)
(Loss) income before income taxes	(7,165)	(156,206)	180,210	(1,768)	—	15,071
Income tax benefit (expense)	3,168	69,064	(79,677)	782		(6,663)
(Loss) income from continuing operations	(3,997)	(87,142)	100,533	(986)	—	8,408
Earnings (loss) from consolidated subsidiaries	12,405	99,547	(986)	—	(110,966)	—
Net income (loss)	$8,408	$12,405	$99,547	$(986)	$(110,966)	$8,408

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$917	$261,618	$—	$—	$262,535
Operating expenses:
Content costs	—	—	65,559	—	—	65,559
Other direct operating expenses	—	—	98,674	528	—	99,202
Depreciation and amortization	—	471	27,143	—	—	27,614
LMA fees	—	—	609	—	—	609
Corporate expenses (including stock-based compensation expense of $2,259)	—	11,757	—	—	—	11,757
Loss on sale of assets or stations	—	—	(5,198)	—	—	(5,198)
Gain on derivative instrument	—	—	172	—	—	172
Total operating expenses	—	12,228	186,959	528	—	199,715
Operating (loss) income	—	(11,311)	74,659	(528)	—	62,820
Non-operating (expense) income:
Interest expense	(2,378)	(43,124)	—	—	—	(45,502)
Interest income	—	—	308	—	—	308
Other expense, net	—	—	(139)	—	—	(139)
Total non-operating (expense) income, net	(2,378)	(43,124)	169	—	—	(45,333)
(Loss) income before income taxes	(2,378)	(54,435)	74,828	(528)	—	17,487
Income tax benefit (expense)	—	—	49,113	(56,108)	—	(6,995)
(Loss) income from continuing operations	(2,378)	(54,435)	123,941	(56,636)	—	10,492
(Loss) income from discontinued operations, net of taxes	—	—	(44,094)	40,639	—	(3,455)
Earnings (loss) from consolidated subsidiaries	9,415	63,850	(15,997)	—	(57,268)	—
Net income (loss)	$7,037	$9,415	$63,850	$(15,997)	$(57,268)	$7,037

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$917	$749,763	$—	$—	$750,680
Operating expenses:
Content costs	—	—	189,765	—	—	189,765
Other direct operating expenses	—	—	291,035	1,541	—	292,576
Depreciation and amortization	—	1,451	81,363	—	—	82,814
LMA fees	—	—	2,293	—	—	2,293
Corporate expenses (including stock-based compensation expense of $7,393)	—	33,517	—	—	—	33,517
Loss on sale of assets or stations	—	—	(3,662)	—	—	(3,662)
Gain on derivative instrument	—	—	(2,672)	—	—	(2,672)
Total operating expenses	—	34,968	558,122	1,541	—	594,631
Operating (loss) income	—	(34,051)	191,641	(1,541)	—	156,049
Non-operating (expense) income:
Interest expense	(8,186)	(126,035)	—	—	—	(134,221)
Interest income	—	—	942	—	—	942
Loss on early extinguishment of debt	—	(4,539)	—	—	—	(4,539)
Other expense, net	—	—	(247)	—	—	(247)
Total non-operating (expense) income, net	(8,186)	(130,574)	695	—	—	(138,065)
(Loss) income before income taxes	(8,186)	(164,625)	192,336	(1,541)	—	17,984
Income tax benefit (expense)	—	—	13,276	(32,319)	—	(19,043)
(Loss) income from continuing operations	(8,186)	(164,625)	205,612	(33,860)	—	(1,059)
Income from discontinued operations, net of taxes	—	—	17,795	8,412	—	26,207
Earnings (loss) from consolidated subsidiaries	33,334	197,959	(25,448)	—	(205,845)	—
Net income (loss)	$25,148	$33,334	$197,959	$(25,448)	$(205,845)	$25,148

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2014
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$26,489	$268	$—	$—	$26,757
Restricted cash	—	10,346	—	—	—	10,346
Accounts receivable, less allowance for doubtful accounts of $5,043	—	—	—	239,578	—	239,578
Trade receivable	—	—	3,733	—	—	3,733
Asset held for sale		—	15,007	—	—	15,007
Prepaid expenses and other current assets	—	24,820	22,203	—	—	47,023
Total current assets	—	61,655	41,211	239,578	—	342,444
Property and equipment, net	—	2,060	222,660	—	—	224,720
Broadcast licenses	—	—	—	1,596,715	—	1,596,715
Other intangible assets, net	—	—	261,405	—	—	261,405
Goodwill	—	—	1,255,519	—	—	1,255,519
Investment in consolidated subsidiaries	616,828	4,160,697	1,121,176	—	(5,898,701)	—
Intercompany receivables, net	—	84,391	1,399,949	—	(1,484,340)	—
Other assets	—	44,502	20,559	791	—	65,852
Total assets	$616,828	$4,353,305	$4,322,479	$1,837,084	$(7,383,041)	$3,746,655
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$31,689	$96,197	$—	$—	$127,886
Trade payable	—	—	4,259	—	—	4,259
Total current liabilities	—	31,689	100,456	—	—	132,145
Long-term debt, excluding 7.75% Senior Notes	—	1,923,987	—	—	—	1,923,987
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	10,430	61,326	—	—	71,756
Intercompany payables, net	83,600	1,160,371	—	240,369	(1,484,340)	—
Deferred income taxes	—	—	—	475,539	—	475,539
Total liabilities	83,600	3,736,477	161,782	715,908	(1,484,340)	3,213,427
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 254,149,893 shares issued and 231,555,276 shares outstanding	2,541	—	—	—	—	2,541
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,594,617 shares	(231,517)	—	—	—	—	(231,517)
Additional paid-in-capital	1,595,910	238,672	4,219,656	2,095,935	(6,554,263)	1,595,910
Accumulated (deficit) equity	(833,712)	378,156	(58,959)	(974,759)	655,562	(833,712)
Total stockholders’ equity (deficit)	533,228	616,828	4,160,697	1,121,176	(5,898,701)	533,228
Total liabilities and stockholders’ equity (deficit)	$616,828	$4,353,305	$4,322,479	$1,837,084	$(7,383,041)	$3,746,655

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$8,408	$12,405	$99,547	$(986)	$(110,966)	$8,408
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,346	85,749	—	—	87,095
Amortization of debt issuance costs/discounts	—	6,886	—	143	—	7,029
Provision for doubtful accounts	—	—	2,468	—	—	2,468
Gain on sale of assets or stations	—	—	(1,271)	—	—	(1,271)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(3,168)	(69,064)	79,677	(782)	—	6,663
Stock-based compensation expense	—	12,645	—	—	—	12,645
(Earnings) loss from consolidated subsidiaries	(12,405)	(99,547)	986	—	110,966	—
Changes in assets and liabilities	—	258,974	(275,568)	(8,375)	—	(24,969)
Net cash (used in) provided by operating activities	(7,165)	123,666	(8,412)	(10,000)	—	98,089
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	15,718	—	—	15,718
Restricted cash	—	(4,200)	—	—	—	(4,200)
Acquisition less cash required	—	—	(5,500)	—	—	(5,500)
Capital expenditures	—	(134)	(13,267)	—	—	(13,401)
Net cash used in investing activities	—	(4,334)	(3,049)	—	—	(7,383)
Cash flows from financing activities:
Intercompany transactions, net	(5,364)	(41,365)	11,729	35,000	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(71,125)	—	(35,000)	—	(106,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding payments on behalf of employees	—	(1,320)	—	—	—	(1,320)
Proceeds from exercises of warrants	106	—	—	—	—	106
Proceeds from exercises of options	619	—	—	—	—	619
Deferred financing costs	—	(21)	—	—	—	(21)
Net cash (used in) provided by financing activities	(4,639)	(113,831)	11,729	10,000	—	(96,741)
(Decrease) increase in cash and cash equivalents	(11,804)	5,501	268	—	—	(6,035)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$26,489	$268	$—	$—	$26,757

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$25,148	$33,334	$197,959	$(25,448)	$(205,845)	$25,148
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,451	85,358	—	—	86,809
Amortization of debt issuance costs/discount	—	7,515	—	—	—	7,515
Provision for doubtful accounts	—	—	2,002	—	—	2,002
Loss on sale of assets or stations	—	—	(3,556)	—	—	(3,556)
Loss on early extinguishment of debt	—	4,539	—	—	—	4,539
Fair value adjustment of derivative instruments	—	(27)	(2,630)	—	—	(2,657)
Deferred income taxes	—	—	(14,249)	23,908	—	9,659
Stock-based compensation expense	—	7,393	—	—	—	7,393
(Earnings) loss from consolidated subsidiaries	(33,334)	(197,959)	25,448	—	205,845	—
Changes in assets and liabilities	—	22,787	(33,512)	1,540	—	(9,185)
Net cash (used in) provided by operating activities	(8,186)	(120,967)	256,820	—	—	127,667
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	6,492	—	—	6,492
Restricted cash	—	2,192	—	—	—	2,192
Initial payment of Green Bay Option	—	—	(5,000)	—	—	(5,000)
Proceeds from exchange of asset or stations	—	—	(52,685)	—	—	(52,685)
Capital expenditures	—	(441)	(8,007)	—	—	(8,448)
Net cash provided by (used in) investing activities	—	1,751	(59,200)	—	—	(57,449)
Cash flows from financing activities:
Intercompany transactions, net	(68,787)	272,658	(203,871)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(88,931)	—	—	—	(88,931)
Tax withholding payments on behalf of employees	—	(337)	—	—	—	(337)
Redemption of Series A preferred stock	(73,150)	—	—	—	—	(73,150)
Proceeds from issuance of Series B preferred stock	77,241	—	—	—	—	77,241
Series A Preferred stock dividends	(9,395)	—	—	—	—	(9,395)
Proceeds from exercises of warrants	614	—	—	—	—	614
Proceeds from exercise options	64	—	—	—	—	64
Deferred financing costs	—	(204)	—	—	—	(204)
Net cash (used in) provided by financing activities	(73,413)	183,186	(203,871)	—	—	(94,098)
(Decrease) increase in cash and cash equivalents	(81,599)	63,970	(6,251)	—	—	(23,880)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$—	$63,970	$200	$—	$—	$64,170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
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
Our Business
We combine high-quality local radio programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for shareholders. We believe we are well-positioned in the widening digital audio space through a significant stake in the Rdio digital music service, featuring over 30 million songs on-demand in addition to custom playlists and exclusive curated channels. We are also the leading provider of country music and lifestyle content through our NASH brand, which serves country fans through radio programming, NASH magazine, concerts, licensed products and television/video. Our recent acquisition of WestwoodOne gives us additional scale and an iconic radio industry brand to further syndicate our proprietary content and programming rights onto non-owned radio stations, satellite radio, and new online platforms. WestwoodOne also serves as our brand identity to reach national advertisers, complementing hundreds of well-known Cumulus Radio local sales brands.
We generate revenue through monetization of this programming content and other sources across four major product lines. These are broadcast advertising, digital advertising, political advertising, and non-advertising based license fees.
Broadcast advertising revenue.   We generate most of our overall revenue through the sale of commercial advertising time to local, national and network clients across our 460 owned and operated radio stations and approximately 9,000 affiliated radio stations. Local spot advertising is sold by approximately 900 Cumulus employed sales executives across 90 U.S. media markets (including eight of the top ten). National spot advertising for our owned and operated stations is outsourced to Katz Media, which markets itself to advertisers as WestwoodOne Media Sales. Network advertising airing across our owned and operated and affiliated stations is sold by Cumulus employed executives in major regional hubs across the United States under the WestwoodOne Networks brand.

Digital advertising revenue.   We also generate revenue from the sale of advertising and promotional opportunities  across our streaming audio network, digital commerce platform, websites and mobile applications. We operate the fourth largest streaming audio advertising network in the United States, including owned and operated internet radio simulcast stations, Rdio.com, and other third party internet companies with whom we have advertising reseller agreements. Our digital commerce platform utilizes couponing and discount daily deals to create promotional opportunities for local and national merchants under our Sweetjack, SweetDeals and Incentrev brands. We also sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites.
Political advertising revenue.  We generate political advertising revenue across all of our broadcast and digital assets, but highlight it as a separate category to distinguish its highly cyclical nature versus core revenue. Political advertising is generally strongest during even-numbered years, especially in the fourth quarter of such years, when most national and state elections are conducted. In addition to candidate advertising revenue, we also receive orders from special interest and advocacy groups.
License Fees & Other.  All other non-advertising based revenue types where the Company participates are aggregated in our License Fee & Other revenue category. This includes cash based fees we receive for content licensing, third party network compensation, proprietary software licensing, subleases and rents, and all other revenue.
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, approximately 9,000 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 13.7 million page views from approximately 13.2 million unique users on a monthly basis and stream music to approximately 4.2 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant. The required ratio at September 30, 2014 was 5.75 to 1. The ratio periodically decreases until it reaches 4.00 to 1 on March 31, 2018. As of September 30, 2014, we were in compliance with all of our covenants under the Credit Agreement.
On December 6, 2013, we entered into a 5-year, $50.0 million revolving accounts receivable securitization facility (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the "Originators") may sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”).
At September 30, 2014, our long-term debt consisted of $1.954 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of September 30, 2014, that cash on hand, cash expected to be generated from operating activities and cash expected to be available from various financing sources will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
We have significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. We evaluate on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter. This evaluation will encompass a detailed preparation of future projected operating results which will incorporate the consideration of a challenging advertising market being experienced by radio operators in our industry as well as increased macroeconomic volatility in the market that began at the end of the third quarter. Although we did not record any impairment charges during the nine months ended September 30, 2014 we cannot make any assurances that there will not be any impairment charges in any future periods.
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
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $23.7 million and $18.7 million for the nine months ended September 30, 2014 and 2013, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising typically represents a majority of our net revenues.
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
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives. As a result of those revenue increasing opportunities through new platforms, accelerated by our acquisition of WestwoodOne, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation and our acquisition of WestwoodOne, we also have reorganized and discontinued certain redundant and/or unprofitable content vehicles across our platform which will impact our broadcast revenues in the future.
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

Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2014	2013	2014	2013
STATEMENT OF OPERATIONS DATA:
Net revenue	$313,885	$262,535	$934,176	$750,680	19.6%	24.4%
Content costs	106,574	65,559	316,868	189,765	62.6%	67.0%
Other direct operating expenses	119,864	99,202	353,588	292,576	20.8%	20.9%
Depreciation and amortization	29,143	27,614	87,095	82,814	5.5%	5.2%
LMA fees	2,021	609	5,226	2,293	231.9%	127.9%
Corporate expenses (including stock-based compensation expense)	14,756	11,757	53,215	33,517	25.5%	58.8%
Gain on sale of assets or stations	(373)	(5,198)	(1,271)	(3,662)	(92.8)%	(65.3)%
Loss (gain) on derivative instrument	—	172	—	(2,672)	**	**
Operating income	41,900	62,820	119,455	156,049	(33.3)%	(23.5)%
Interest expense	(36,647)	(45,502)	(109,380)	(134,221)	(19.5)%	(18.5)%
Interest income	352	308	1,024	942	14.3%	8.7%
Loss on early extinguishment of debt	—	—	—	(4,539)	**	**
Other income (expense), net	443	(139)	3,972	(247)	**	**
Income from continuing operations before income taxes	6,048	17,487	15,071	17,984	(65.4)%	(16.2)%
Income tax expense	(3,508)	(6,995)	(6,663)	(19,043)	(49.8)%	(65.0)%
Income (loss) from continuing operations	2,540	10,492	8,408	(1,059)	(75.8)%	894.0%
(Loss) income from discontinued operations, net of taxes	—	(3,455)	—	26,207	**	**
Net income	$2,540	$7,037	$8,408	$25,148	(63.9)%	(66.6)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$79,837	$89,909	$239,106	$246,393	(11.2)%	(3.0)%

** Calculation is not meaningful.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Net Revenue
Net revenue consists of gross revenue less agency commissions, third party producer revenue shares and other direct costs. Agency commissions are variable as they are based upon a stated percentage of the Company’s gross billings.
Net revenue for the three months ended September 30, 2014 increased $51.4 million, or 19.6%, to $313.9 million, compared to $262.5 million for the three months ended September 30, 2013. The increase resulted from increases of $39.1 million, $7.3 million, $3.1 million and $1.9 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. These increases were primarily attributable to the addition of the operations of WestwoodOne. The increases were partially offset by decreases in local spot and national spot revenue. The increase in political advertising revenue was due to additional activity associated with mid-term and gubernatorial elections in the current period.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.

The following table presents our content costs as a percentage of total net revenue:

	Three Months Ended September 30,
	2014	2013
Content costs	34.0%	25.0%
Content costs for the three months ended September 30, 2014 increased $41.0 million, or 62.6%, to $106.6 million, compared to $65.6 million for the three months ended September 30, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne.
Other Direct Operating Expenses
Other direct operating expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Other direct operating expenses for the three months ended September 30, 2014 increased $20.7 million, or 20.8%, to $119.9 million, compared to $99.2 million for the three months ended September 30, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne and the LMAs in the Chicago, Dallas and San Jose markets.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2014 increased $1.5 million, or 5.5%, to $29.1 million, compared to $27.6 million for the three months ended September 30, 2013. This increase was due to a $2.0 million increase in depreciation expense which was primarily attributable to expense related to the assets of WestwoodOne, offset by a $0.5 million decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended September 30, 2014 increased $3.0 million, or 25.5%, to $14.8 million, compared to $11.8 million for the three months ended September 30, 2013. This increase was primarily due to a $2.1 million increase in stock-based compensation expense partially driven by stock options granted to employees of WestwoodOne and a $0.9 million increase in other overhead costs.
Interest Expense
Total interest expense for the three months ended September 30, 2014 decreased $8.9 million, or 19.5%, to $36.6 million compared to $45.5 million for the three months ended September 30, 2013. Interest expense associated with outstanding debt decreased by $8.2 million to $33.5 million as compared to $41.7 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the entry into the Credit Agreement in December 2013.
The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended September 30,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	21,651	29,853	(8,202)	(27.5)%
Other including debt cost amortization	3,177	3,788	(611)	(16.1)%
Change in fair value of interest rate cap	—	42	(42)	(100.0)%
Interest expense	$36,647	$45,502	$(8,855)	(19.5)%

Income Taxes
For the three months ended September 30, 2014, the Company recorded income tax expense of $3.5 million on pre-tax income from continuing operations of $6.0 million, resulting in an effective tax rate for the three months ended September 30, 2014 of approximately 58.3%. For the three months ended September 30, 2013, the Company recorded income tax expense of $7.0 million on pre-tax income from continuing operations of $17.5 million, resulting in an effective tax rate for the three months ended September 30, 2013 of approximately 40.0%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended September 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the three months ended September 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes and tax amortization of broadcast licenses and goodwill as well as an allocation of the total tax provision to discontinued operations.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740. As of September 30, 2014, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. As of September 30, 2013, the Company maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets were available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 47.3%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to the valuation allowance on certain separate company net operating losses incurred in 2014.
Adjusted EBITDA
As a result of the factors described above, on an as reported basis, Adjusted EBITDA for the three months ended September 30, 2014 decreased $10.1 million to $79.8 million from $89.9 million for the three months ended September 30, 2013.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2014	2013	2014	2013
Net income	$2,540	$7,037	$8,408	$25,148	(63.9)%	(66.6)%
Income tax expense	3,508	6,995	6,663	19,043	(49.8)%	(65.0)%
Non-operating expenses, including interest expense	35,852	45,333	104,384	138,065	(20.9)%	(24.4)%
LMA fees	2,021	609	5,226	2,293	231.9%	127.9%
Depreciation and amortization	29,143	27,614	87,095	82,814	5.5%	5.2%
Stock-based compensation expense	4,399	2,259	12,645	7,393	94.7%	71.0%
Gain on sale of assets or stations	(373)	(5,198)	(1,271)	(3,662)	(92.8)%	(65.3)%
Loss (gain) on derivative instrument	—	172	—	(2,672)	**	**
Acquisition-related and restructuring costs	2,773	1,457	15,434	3,652	90.3%	322.6%
Franchise and state taxes	(26)	176	522	526	(114.8)%	(0.8)%
Discontinued operations:
Loss (income) from discontinued operations, net of tax	—	3,455	—	(26,207)	**	**
Adjusted EBITDA	$79,837	$89,909	$239,106	$246,393	(11.2)%	(3.0)%

** Calculation is not meaningful.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Net Revenue
Net revenue for the nine months ended September 30, 2014 increased $183.5 million, or 24.4%, to $934.2 million, compared to $750.7 million for the nine months ended September 30, 2013. The increase resulted from increases of $147.1 million, $19.5 million, $7.1 million and $9.8 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. These increases were primarily attributable to the addition of the operations of WestwoodOne. The increases were partially offset by decreases in local spot and national spot revenue. The increase in political advertising revenue was due to additional activity associated with mid-term and gubernatorial elections in the current period.
Content Costs
The following table presents our content costs as a percentage of total net revenues for the periods presented:

	Nine Months Ended September 30,
	2014	2013
Content costs	33.9%	25.3%
Content costs for the nine months ended September 30, 2014 increased $127.1 million, or 67.0%, to $316.9 million, compared to $189.8 million for the nine months ended September 30, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne. Content costs in the prior period also included credits related to music publishing royalty reductions, which increased the period over period difference.
Other Direct Operating Expenses
Other direct operating expenses for the nine months ended September 30, 2014 increased $61.0 million, or 20.9%, to $353.6 million, compared to $292.6 million for the nine months ended September 30, 2013. This increase was primarily attributable to the addition of expenses related to the operations of WestwoodOne in addition to expenses related to the new LMAs in the Chicago, Dallas and San Jose markets.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2014 increased $4.3 million, or 5.2%, to $87.1 million, compared to $82.8 million for the nine months ended September 30, 2013. This increase was due to a $5.7 million increase in depreciation expense which was primarily attributable to increased expense related to the assets of WestwoodOne, in addition to a $1.4 million decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense, for the nine months ended September 30, 2014 increased $19.7 million, or 58.8%, to $53.2 million, compared to $33.5 million for the nine months ended September 30, 2013. This increase was primarily due to an increase of $11.8 million in acquisition related restructuring expenses and legal costs related to the WestwoodOne acquisition, a $5.2 million increase in stock-based compensation expense partially driven by stock options granted to employees of WestwoodOne and a $2.7 million increase in other overhead costs.
Interest Expense
Total interest expense for the nine months ended September 30, 2014 decreased $24.8 million, or 18.5%, to $109.4 million compared to $134.2 million for the nine months ended September 30, 2013. Interest expense associated with outstanding debt decreased by $24.1 million to $100.4 million as compared to $124.5 million in the prior year period.
The following summary details the components of our interest expense (dollars in thousands):

	Nine Months Ended September 30,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$35,457	$35,457	$—	—%
Bank borrowings – term loans and revolving credit facilities	64,925	89,067	(24,142)	(27.1)%
Other including debt cost amortization	8,991	9,682	(691)	(7.1)%
Change in fair value of interest rate cap	7	15	(8)	(53.3)%
Interest expense	$109,380	$134,221	$(24,841)	(18.5)%
Income Taxes
For the nine months ended September 30, 2014, the Company recorded income tax expense of $6.7 million on pre-tax income from continuing operations of $15.1 million, resulting in an effective tax rate for the nine months ended September 30, 2014 of approximately 44.4%. For the nine months ended September 30, 2013, the Company recorded an income tax expense of $19.0 million on pre-tax income from continuing operations of $18.0 million, resulting in an effective tax rate for the nine months ended September 30, 2013 of approximately 105.6%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the nine months ended September 30, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the nine months ended September 30, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and an allocation of a tax benefit to discontinued operations.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740. As of September 30, 2014, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. As of September 30, 2013, the Company maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets were available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 47.3%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to the valuation allowance on certain separate company net operating losses incurred in 2014.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2014 decreased $7.3 million to $239.1 million from $246.4 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$98,089	$127,667
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, net cash provided by operating activities decreased $29.6 million. The decrease was primarily due to a decrease in working capital driven by the timing of payments on our accounts receivable.
Cash Flows Used in Investing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash used in investing activities	$(7,383)	$(57,449)
For the nine months ended September 30, 2014, net cash used in investing activities was $7.4 million as compared to $57.4 million for the nine months ended September 30, 2013. This decrease was primarily due to the use of $52.2 million to complete acquisitions during the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2014 totaled $13.4 million, the majority of which related to one time investments at WestwoodOne. Capital expenditures during the nine months ended September 30, 2013 were $8.4 million.
Cash Flows Used in Financing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash used in financing activities	$(96,741)	$(94,098)
For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, net cash used in financing activities increased $2.6 million. The increase in cash used in financing activities was primarily attributable to a $7.2 million increase in net repayments on borrowings, partially offset by a $5.9 million decrease in cash related to activity associated with our preferred stock which was retired in the fourth quarter of 2013.
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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2014, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

10.1 —	First Amendment to Employment Agreement with John Dickey dated as of September 4, 2014.
31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: November 10, 2014	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1 —	First Amendment to Employment Agreement with John Dickey dated as of September 4, 2014.
31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.