Form 10-K
period 2014-12-31
CUMULUS MEDIA INC
filed 2015-03-02
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,077.9 million.
As of February 23, 2015, the registrant had outstanding 233,305,818 shares of common stock consisting of (i) 232,660,947 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders (the “2014 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

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

•
derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP, a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm; and

•
derived all audience share data and audience rankings, including ranking by population, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Nielsen Audio Market Report.

Company Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically, we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in approximately 90 U.S. media markets, approximately 8,500 broadcast radio affiliates and numerous digital channels. At December 31, 2014, under LMAs, we provided sales and marketing services for 11 radio stations in the United States. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 11.4 million page views from approximately 10.5 million unique users on a monthly basis and stream music to approximately 4.2 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
We further believe that our cash expected to be generated from operations, and our overall capital structure, provide adequate liquidity and scale for us to operate and grow our current business, as well as pursue and finance any potential strategic acquisitions in the future, irrespective of any borrowing availability under our Revolving Credit Facility (as defined below).
We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that was organized in 1997.
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

Our strategy has evolved as we have recognized that large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, many of these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. Our operating strategy is based upon the following principles that we expect will continue to position us for future growth and increase stockholder value:
Focus on unique brands.
We view each of our radio stations and content assets as a unique brand that serves a local and distinct community of listeners. Our business model is designed to offer local businesses access to each of our stations’ communities of listeners through the sale of advertising time. To drive sales growth, we structure and incentivize our sales organization to create demand through increased coverage and access to sophisticated productivity tools, such as our proprietary customer relationship management system, market research and listener databases, as well as continuously updated training and presentation materials and extensive client-focused marketing support. As we continue to seek to grow, organically and through the evaluation of opportunities for strategic acquisitions, we believe this focused model will continue to be scalable, allowing us to continue to provide a high level of customer service and further expand our advertiser base.
Further leverage our operating efficiencies.
We utilize a scalable, enterprise-wide, proprietary management system and technology platform to run our business, which we believe is a competitive advantage. As a result of our experienced management team and the benefits derived from our technology platform, we intend to continue to maximize this structural competitive advantage across our business. As we continue to seek to grow both organically and through the evaluation of opportunities for strategic acquisitions, we expect process management and operating efficiency to remain at the core of our culture, leading to continued improvement in, among other things, our expense management and our ability to realize meaningful synergies from such growth.
Leverage experience in the application of uniform systems and practices.
Our success is partly based on adhering to a set of time-proven fundamentals and processes to run and manage our business, which we have standardized throughout our portfolio of stations, including acquired stations integrated into our operations. We believe that as we continue to seek to grow, organically and through the evaluation of opportunities for strategic acquisitions, we will continue to implement our systems and technology platform across our business, and obtain additional benefits from increased purchasing power, scale and supplier relationships. We believe our culture promotes the identification and recognition of best practices in all functional areas, which are then evaluated, tested and, upon acceptance, rolled out across our portfolio of stations.
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
Continue to evaluate opportunities for opportunistic acquisitions.
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
Currently, we offer advertisers access to a broad portfolio of approximately 460 stations, comprised of 16 large market and 74 small and mid-sized market stations in 90 United States media markets. Our stations cover a wide variety of programming formats, geographic regions, audience demographics and advertising clients. We believe this scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums. We believe this capability enables us to compete effectively with other media to reach our broad and diverse listener and customer base.
We are one of the largest radio advertising and content providers in the United States. With approximately 14,000 station affiliates and 8,500 radio broadcast affiliations, our radio station platform reaches approximately 65 million listeners a week, and provides a national platform to more effectively and efficiently compete for national advertising dollars. In addition, this national network platform provides access to targeted and more diverse demographics and age groups to better meet our customers’ needs and allow for more focused marketing. Our sales team has the ability to consolidate advertising time across our affiliate network, create an aggregated inventory and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences across all of the radio network affiliates.
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
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include automotive, restaurants, entertainment, financial, and communications. In "even numbered years" in advance of various elections, we derive a significant portion of our revenue from political candidates, political parties, and special interest groups. Due to the localized nature of our business, we have a broad distribution of advertisers across all of our stations. Our geographic reach extends to 90 markets nationwide.
Competitive margins.
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
Leveraging network to create content.
We believe there are growth opportunities in country, news/talk, sports and traffic content offerings with shared risk and revenue relationships. The content we create is distributed domestically to broadcast and digital platforms, with potential for expansion into other mediums such as television and print, as well as internationally.

Strong technology platform.
Our recent acquisitions and partnerships strategically complement our core terrestrial radio business to help exploit our best-in-class technology platform and operating systems across a much larger platform. Additionally, our in-house technology solutions help to manage costs across our whole network.
Strong and experienced management team.
Lew Dickey, our co-founder, Chairman, President and Chief Executive Officer, John Dickey, our Executive Vice President, Content and Programming, Richard Denning, our Senior Vice President, Secretary and General Counsel and J.P. Hannan, our Chief Financial Officer, have been with us for 18,17, 13 and 7 years, respectively. Additionally, other members of our senior management team have previously held leadership positions at various media companies.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. National advertisers place advertisements on a national show and such advertisements air in each market where the network has an affiliate. Over the past ten years, radio advertising revenue has represented 11% of the overall United States advertising market, and has typically followed macroeconomic growth trends. In 2014, radio advertising revenues were $17.5 billion.
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
The number of advertisements that can be broadcast by a station without jeopardizing listening levels and the resulting ratings is generally dictated in part by the format of a particular station and the local competitive environment. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.
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
Each station’s local sales staff solicits advertising either directly from a local advertiser or indirectly through an advertising agency. We use a tiered commission structure to focus our sales staff on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. We further believe that we will accomplish this goal with a larger sales staff than most of our newly-acquired stations employed at the time we acquired them.
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
Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air advertising inventory and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic segments across our cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory, and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by a combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

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
However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The ownership of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can own in a given market is limited under certain FCC rules. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Nielsen Audio Metro" (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Nielsen Audio Metro. In those markets that are not in a Nielsen Audio Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that overlap, which constitutes a radio market under FCC rules. These FCC ownership rules may, in some instances, limit the number of stations one or more of our existing competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to limit any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see “- Federal Regulation of Radio Broadcasting.”
Employees
At December 31, 2014, we employed 6,132 people, 4,007 of whom are employed full time. Of these employees, approximately 250 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be satisfactory.
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
Inflation
To date, inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.
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
License Grant and Renewal
Radio broadcast licenses are generally granted and renewed for terms of up to eight years at a time. Licenses are renewed by filing an application with the FCC, which is subject to review and approval. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that all of our licenses will be renewed in the future for a full term, or at all. Our inability to renew a significant portion of our radio broadcast licenses could result in a material adverse effect on our results of operations and financial condition.
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

The following table sets forth, as of February 23, 2015, the market, call letters, city of license, frequency and FCC license expiration date of all our owned and/or operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any. Stations with a license expiration date prior to February 23, 2015 represent stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Market	Stations	City of License	Frequency	Expiration Date of License

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2021
	KCDD FM	Hamlin, TX	103.7	August 1, 2021
	KHXS FM	Merkel, TX	102.7	August 1, 2021
	KTLT FM	Anson, TX	98.1	August 1, 2021
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2020
	WEGC FM	Sasser, GA	107.7	April 1, 2020
	WGPC AM	Albany, GA	1450	April 1, 2020
	WJAD FM	Leesburg, GA	103.5	April 1, 2020
	WKAK FM	Albany, GA	104.5	April 1, 2020
	WNUQ FM	Sylvester, GA	102.1	April 1, 2020
	WQVE FM	Albany, GA	101.7	April 1, 2020
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2021
	KKOB FM	Albuquerque, NM	93.3	October 1, 2021
	KMGA FM	Albuquerque, NM	99.5	October 1, 2021
	KNML AM	Albuquerque, NM	610	October 1, 2021
	KRST FM	Albuquerque, NM	92.3	October 1, 2021
	KTBL AM	Los Ranchos, NM	1050	October 1, 2021
	KDRF FM	Albuquerque, NM	103.3	October 1, 2021
	KBZU FM	Albuquerque, NM	96.3	October 1, 2012
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2022
	WLEV FM	Allentown, PA	100.7	August 1, 2022
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2021
	KPUR AM	Amarillo, TX	1440	August 1, 2021
	KPUR FM	Canyon, TX	107.1	August 1, 2021
	KQIZ FM	Amarillo, TX	93.1	August 1, 2021
	KNSH AM	Canyon, TX	1550	August 1, 2021
	KZRK FM	Canyon, TX	107.9	August 1, 2021
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2020
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2020
	WTKA AM	Ann Arbor, MI	1050	October 1, 2020
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2020
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2020
	WOSH AM	Oshkosh, WI	1490	December 1, 2020
	WVBO FM	Winneconne, WI	103.9	December 1, 2020
	WWWX FM	Appleton-Oshkosh, WI	96.9	December 1, 2020
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2020
	WYAY FM	Gainesville, GA	106.7	April 1, 2020
	WWWQ FM	Atlanta, GA	99.7	April 1, 2020
	WNNX FM	College Park, GA	100.5	April 1, 2020
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2020
	WRQQ FM	Hammond, LA	103.3	June 1, 2020
	WEMX FM	Kentwood, LA	94.1	June 1, 2020
	WIBR AM	Baton Rouge, LA	1300	June 1, 2012
	WXOK AM	Port Allen, LA	1460	June 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2021
	KBED AM	Nederland, TX	1510	August 1, 2021
	KIKR AM	Beaumont, TX	1450	August 1, 2021
	KQXY FM	Beaumont, TX	94.1	August 1, 2021
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013
	KTCX FM	Beaumont, TX	102.5	August 1, 2021
Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2020
	WJOX AM	Birmingham, AL	690	April 1, 2020
	WJOX FM	Birmingham, AL	94.5	April 1, 2020
	WZRR FM	Birmingham, AL	99.5	April 1, 2020
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019
	WFNR AM	Blacksburg, VA	710	October 1, 2019
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019
	WRAD AM	Radford, VA	1460	October 1, 2019
	WWBU FM	Radford, VA	101.7	October 1, 2019
Bloomington, IN	WBNQ FM	Bloomington, IN	101.5	December 1, 2020
	WBWN FM	Le Roy, IN	104.1	December 1, 2020
	WJEZ FM	Dwight, IL	98.9	December 1, 2020
	WJBC AM	Bloomington, IN	1230	December 1, 2020
	WJBC FM	Pontiac, IL	93.7	December 1, 2020
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2021
	KIZN FM	Boise, ID	92.3	October 1, 2021
	KKGL FM	Nampa, ID	96.9	October 1, 2021
	KQFC FM	Boise, ID	97.9	October 1, 2021
	KTIK FM	New Plymouth, ID	93.1	October 1, 2021
	KTIK AM	Nampa, ID	1350	October 1, 2021
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2022
	WICC AM	Bridgeport, CT	600	April 1, 2022
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2022
	WGRF FM	Buffalo, NY	96.9	June 1, 2022
	WHLD AM	Niagara Falls, NY	1270	June 1, 2022
	WHTT FM	Buffalo, NY	104.1	June 1, 2022
	WBBF AM	Buffalo, NY	1120	June 1, 2022
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019
	WIWF FM	Charleston, SC	96.9	December 1, 2019
	WTMA AM	Charleston, SC	1250	December 1, 2019
	WWWZ FM	Summerville, SC	93.3	December 1, 2019
	WMGL FM	Ravenel, SC	107.3	December 1, 2019
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2020
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2020
	WOGT FM	East Ridge, TN	107.9	August 1, 2020
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2020
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2020
	WLS FM	Chicago, IL	94.7	December 1, 2020
	WLUP FM	Chicago, IL	97.9	December 1, 2020
	WKQX FM	Chicago, IL	101.1	December 1, 2020
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2020
	WOFX FM	Cincinnati, OH	92.5	October 1, 2020
	WRRM FM	Cincinnati, OH	98.5	October 1, 2020
	WGRR FM	Hamilton, OH	103.5	October 1, 2020
	WFTK FM	Lebanon, OH	96.5	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2021
	KKMG FM	Pueblo, CO	98.9	April 1, 2021
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2021
	KCSF AM	Colorado Springs, CO	1300	April 1, 2021
	KVOR AM	Colorado Springs, CO	740	April 1, 2021
	KATC FM	Colorado Springs, CO	95.1	April 1, 2021
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2021
	KBXR FM	Columbia, MO	102.3	February 1, 2021
	KFRU AM	Columbia, MO	1400	February 1, 2021
	KJMO FM	Linn, Mo	97.5	February 1, 2021
	KLIK AM	Jefferson City, MO	1240	February 1, 2021
	KOQL FM	Ashland, MO	106.1	February 1, 2021
	KPLA FM	Columbia, MO	101.5	February 1, 2021
	KZJF FM	Jefferson City, MO	104.1	February 1, 2021
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019
	WLXC FM	Columbia, SC	103.1	December 1, 2019
	WNKT FM	Eastover, SC	107.5	December 1, 2019
	WOMG FM	Lexington, SC	98.5	December 1, 2019
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2020
	WKOR FM	Columbus, MS	94.9	June 1, 2020
	WMXU FM	Starkville, MS	106.1	June 1, 2020
	WNMQ FM	Columbus, MS	103.1	June 1, 2020
	WSMS FM	Artesia, MS	99.9	June 1, 2020
	WSSO AM	Starkville, MS	1230	June 1, 2020
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2021
	KSCS FM	Fort Worth, TX	96.3	August 1, 2013
	KLIF AM	Dallas, TX	570	August 1, 2021
	KPLX FM	Fort Worth, TX	99.5	August 1, 2021
	KLIF FM	Haltom City, TX	93.3	August 1, 2021
	KTCK AM	Dallas, TX	1310	August 1, 2013
	KTCK FM	Flower Mound, TX	96.7	August 1, 2021
	KESN FM	Allen, TX	103.3	August 1, 2021
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2021
	KHKI FM	Des Moines, IA	97.3	February 1, 2021
	KGGO FM	Des Moines, IA	94.9	February 1, 2021
	KJJY FM	West Des Moines, IA	92.5	February 1, 2021
	KWQW FM	Boone, IA	98.3	February 1, 2021
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2020
	WDVD FM	Detroit, MI	96.3	October 1, 2020
	WDRQ FM	Detroit, MI	93.1	October 1, 2020
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2022
	WXTA FM	Edinboro, PA	97.9	August 1, 2022
	WRIE AM	Erie, PA	1260	August 1, 2022
	WQHZ FM	Erie, PA	102.3	August 1, 2022
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2022
	KSCR AM	Eugene, OR	1320	February 1, 2022
	KUGN AM	Eugene, OR	590	February 1, 2022
	KUJZ FM	Creswell, OR	95.3	February 1, 2022
	KZEL FM	Eugene, OR	96.1	February 1, 2022

Market	Stations	City of License	Frequency	Expiration Date of License

Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2020
	KFAY AM	Farmington, AR	1030	June 1, 2020
	KQSM FM	Fayetteville, AR	92.1	June 1, 2020
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2020
	KKEG FM	Bentonville, AR	98.3	June 1, 2020
	KYNG AM	Springdale, AR	1590	June 1, 2020
	KRMW FM	Cedarville, AR	95	June 1, 2020
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019
	WRCQ FM	Dunn, NC	103.5	December 1, 2019
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2020
	WWCK AM	Flint, MI	1570	October 1, 2020
	WWCK FM	Flint, MI	105.5	October 1, 2020
	WFBE FM	Flint, MI	95.1	October 1, 2020
	WTRX AM	Flint, MI	1330	October 1, 2020
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019
	WCMG FM	Latta, SC	94.3	December 1, 2019
	WHLZ FM	Marion, SC	100.5	December 1, 2019
	WMXT FM	Pamplico, SC	102.1	December 1, 2019
	WWFN FM	Lake City, SC	100.1	December 1, 2019
	WYMB AM	Manning, SC	920	December 1, 2019
	WYNN AM	Florence, SC	540	December 1, 2019
	WYNN FM	Florence, SC	106.3	December 1, 2019
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2020
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2020
	KRUZ AM	Van Buren, AR	1060	June 1, 2012
	KOMS FM	Poteau, OK	107.3	June 1, 2021
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2020
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2020
	WNCV FM	Shalimar, FL	93.3	February 1, 2020
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2020
Fresno, CA	KSKS FM	Fresno, CA	93.7	December 1, 2021
	KMJ FM	Fresno, CA	105.9	December 1, 2021
	KMJ AM	Fresno, CA	580.0	December 1, 2021
	KMGV FM	Fresno, CA	97.9	December 1, 2021
	KWYE FM	Fresno, CA	101.1	December 1, 2021
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2020
	WTNR FM	Holland, MI	94.5	October 1, 2020
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2020
	WBBL FM	Greenville, MI	107.3	October 1, 2020
	WHTS FM	Coopersville, MI	105.3	October 1, 2020
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2020
	WDUZ FM	Brillion, WI	107.5	December 1, 2020
	WKRU FM	Allouez, WI	106.7	December 1, 2020
	WOGB FM	Reedsville, WI	103.1	December 1, 2020
	WPCK FM	Denmark, WI	104.9	December 1, 2020
	WQLH FM	Green Bay, WI	98.5	December 1, 2020
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2022
	WNNK FM	Harrisburg, PA	104.1	August 1, 2022
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2022
	WZCY FM	Hershey, PA	106.7	August 1, 2014
	WQXA FM	York, PA	105.7	August 1, 2022
Houston, TX	KRBE FM	Houston, TX	104.1	August 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2020
	WUMP AM	Madison, AL	730	April 1, 2020
	WVNN AM	Athens, AL	770	April 1, 2020
	WVNN FM	Trinity, AL	92.5	April 1, 2020
	WWFF FM	New Market, AL	93.3	April 1, 2020
	WZYP FM	Athens, AL	104.3	April 1, 2020
Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2020
	WFMS FM	Fishers, IN	95.5	August 1, 2020
	WRWM FM	Lawrence, IN	93.9	August 1, 2020
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2020
	WJCW AM	Johnson City, TN	910	August 1, 2020
	WGOC AM	Kingsport, TN	1320	August 1, 2020
	WKOS FM	Kingsport, TN	104.9	August 1, 2020
	WQUT FM	Johnson City, TN	101.5	August 1, 2020
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2021
	KCHZ FM	Ottawa, KS	95.7	June 1, 2021
	KCJK FM	Garden City, MO	105.1	February 1, 2021
	KCMO AM	Kansas City, MO	710	February 1, 2021
	KCMO FM	Shawnee, KS	94.9	June 1, 2021
	KMJK FM	North Kansas City, MO	107.3	February 1, 2021
	KCMO FM	Shawnee, KS	94.9	June 1, 2021
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2020
	WNML AM	Knoxville, TN	990	August 1, 2020
	WNML FM	Friendsville, TN	99.1	August 1, 2020
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2020
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2020
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2020
	KRRQ FM	Lafayette, LA	95.5	June 1, 2020
	KSMB FM	Lafayette, LA	94.5	June 1, 2020
	KXKC FM	New Iberia, LA	99.1	June 1, 2020
	KNEK FM	Washington, LA	104.7	June 1, 2020
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June 1, 2020
	KBIU FM	Lake Charles, LA	103.3	June 1, 2020
	KKGB FM	Sulphur, LA	101.3	June 1, 2020
	KQLK FM	De Ridder, LA	97.9	June 1, 2020
	KXZZ AM	Lake Charles, LA	1580	June 1, 2020
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2020
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2022
	WIOV AM	Reading, PA	1240	August 1, 2022
Lexington, KY	WCYN FM	Cynthiana, KY	102.3	August 1, 2020
	WLTO FM	Nicholasville, KY	102.5	August 1, 2020
	WLXX FM	Lexington, KY	92.9	August 1, 2020
	WVLK AM	Lexington, KY	590	August 1, 2020
	WVLK FM	Richmond, KY	101.5	August 1, 2020
	WXZZ FM	Georgetown, KY	103.3	August 1, 2020
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2020
	KARN AM	Little Rock, AR	920	June 1, 2012
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2020
	KLAL FM	Wrightsville, AR	107.7	June 1, 2020
	KPZK AM	Little Rock, AR	1250	June 1, 2020
	KURB FM	Little Rock, AR	98.5	June 1, 2020
	KARN FM	Sheridan, AR	102.9	June 1, 2020
	KOKY FM	Little Rock, AR	102	June 1, 2020
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2013
	KLOS FM	Los Angeles, CA	95.5	December 1, 2013

Market	Stations	City of License	Frequency	Expiration Date of License

Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2020
	WDDO AM	Macon, GA	1240	April 1, 2020
	WDEN FM	Macon, GA	99.1	April 1, 2020
	WLZN FM	Macon, GA	92.3	April 1, 2020
	WMAC AM	Macon, GA	940	April 1, 2020
	WMGB FM	Montezuma, GA	95.1	April 1, 2020
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2020
	WROK FM	Macon, GA	105.5	April 1, 2020
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020
	WHKR FM	Rockledge, FL	102.7	February 1, 2020
	WSJZ FM	Sebastian, FL	95.9	February 1, 2020
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2020
	WGKX FM	Memphis, TN	105.9	August 1, 2020
	WXMX FM	Millington, TN	98.1	August 1, 2020
	WKIM FM	Munford, TN	98.9	August 1, 2020
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2021
	KXXR FM	Minneapolis, MN	93.7	April 1, 2021
	WGVX FM	Lakeville, MN	105.1	April 1, 2021
	WRXP FM	Cambridge, MN	105.3	April 1, 2021
	WGVZ FM	Eden Prarie, MN	105.7	April 1, 2021
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2020
	WDLT FM	Saraland, AL	104.1	April 1, 2020
	WGOK AM	Mobile, AL	900	April 1, 2020
	WXQW AM	Fairhope, AL	660	April 1, 2020
	WABD FM	Mobile, AL	97.5	April 1, 2020
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2021
	KDJK FM	Mariposa, CA	103.9	December 1, 2021
	KESP AM	Modesto, CA	970	December 1, 2021
	KHKK FM	Modesto, CA	104.1	December 1, 2021
	KHOP FM	Oakdale, CA	95.1	December 1, 2021
	KWNN FM	Turlock, CA	98.3	December 1, 2021
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2020
	WLWI AM	Montgomery, AL	1440	April 1, 2020
	WLWI FM	Montgomery, AL	92.3	April 1, 2020
	WMSP AM	Montgomery, AL	740	April 1, 2020
	WMXS FM	Montgomery, AL	103.3	April 1, 2020
	WXFX FM	Prattville, AL	95.1	April 1, 2020
	WNZZ AM	Montgomery, AL	950	April 1, 2020
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2020
	WMDH FM	New Castle, IN	102.5	August 1, 2020
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2020
	WKLQ AM	Whitehall, MI	1490	October 1, 2020
	WVIB FM	Holton, MI	100.1	October 1, 2020
	WLAW FM	Newaygo, MI	92.5	October 1, 2020
	WWSN FM	Whitehall, MI	97.5	October 1, 2020
Myrtle Beach, SC	WDAI FM	Pawleys Island, SC	98.5	December 1, 2011
	WTOD AM	Hartsville, SC	1450	December 1, 2011
	WLFF FM	Georgetown, SC	106.5	December 1, 2011
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011
	WHSC AM	Conway, SC	1050	December 1, 2011

Market	Stations	City of License	Frequency	Expiration Date of License

	WJXY FM	Conway, SC	93.9	December 1, 2011
	WXJY FM	Georgetown, SC	93.7	December 1, 2011
Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2020
	WSM FM	Nashville, TN	95.5	August 1, 2020
	WWTN FM	Hendersonville, TN	99.7	August 1, 2020
	WGFX FM	Gallatin, TN	104.5	August 1, 2020
	WKDF FM	Nashville, TN	103.3	August 1, 2020
	WNFN FM	Nashville, TN	106.7	August 1, 2012
New London, CT	WQGN FM	Groton, CT	105.5	April 1, 2022
	WXLM AM	Groton, CT	980	April 1, 2022
	WMOS FM	Stonington, CT	102.3	April 1, 2022
	WELJ FM	Montauk, NY	104.7	June 1, 2022
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2020
	KKND FM	Belle Chasse, LA	102.9	June 1, 2020
	WRKN FM	Laplace, LA	92.3	June 1, 2020
	WMTI FM	Picayune, MS	106.1	June 1, 2020
New York, NY	WABC AM	New York, NY	770	June 1, 2022
	WPLJ FM	New York, NY	95.5	June 1, 2022
	WNSH FM	Newark, NJ	94.7	June 1, 2022
	WNBM FM	Bronxville, NY	103.9	June 1, 2022
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2021
	KKWD FM	Bethany, OK	104.9	June 1, 2021
	WWLS FM	The Village, OK	98.1	June 1, 2021
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2021
	KWPN AM	Moore, OK	640	June 1, 2021
	WKY AM	Oklahoma City, OK	930	June 1, 2021
	KINB FM	Kingfisher, OK	105.3	June 1, 2021
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2021
	KHAY FM	Ventura, CA	100.7	December 1, 2021
	KVEN AM	Ventura, CA	1450	December 1, 2021
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2021
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2020
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2020
	WXBM FM	Milton, FL	102.7	February 1, 2020
	WMEZ FM	Pensacola, FL	94.1	February 1, 2020
	WJTQ FM	Pensacola, FL	100.7	February 1, 2020
Peoria, IL	WGLO FM	Pekin, IL	95.5	December 1, 2020
	WVEL AM	Pekin, IL	1140	December 1, 2020
	WIXO FM	Peoria, IL	105.7	December 1, 2020
	WFYR FM	Elmwood, IL	97.3	December 1, 2020
	WZPW FM	Peoria, IL	92.3	December 1, 2020
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2022
	WPRO FM	Providence, RI	92.3	April 1, 2022
	WPRV AM	Providence, RI	790	April 1, 2022
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2022
	WWLI FM	Providence, RI	105.1	April 1, 2022
	WWKX FM	Woonsocket, RI	106.3	April 1, 2022
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2021
	KKOH AM	Reno, NV	780	October 1, 2021
	KNEV FM	Reno, NV	95.5	October 1, 2021
	KWYL FM	South Lake Tahoe, CA	102.9	December 1, 2021
Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2020
	WILZ FM	Saginaw, MI	104.5	October 1, 2020
	WIOG FM	Bay City, MI	102.5	October 1, 2020
	WKQZ FM	Midland, MI	93.3	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2021
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2021
	KBER FM	Ogden, UT	101.1	October 1, 2021
	KENZ FM	Ogden, UT	101.9	October 1, 2021
	KHTB FM	Provo, UT	94.9	October 1, 2021
	KFNZ AM	Salt Lake City, UT	1320	October 1, 2021
	KJQS AM	Murray, UT	1230	October 1, 2021
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2021
San Jose, CA	KSJO FM	San Jose, CA	92.3	December 1, 2021
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2021
	KSFO AM	San Francisco, CA	560	December 1, 2021
	KFFG FM	Los Gatos, CA	97.7	December 1, 2021
	KFOG FM	San Francisco, CA	104.5	December 1, 2021
	KNBR AM	San Francisco, CA	680	December 1, 2013
	KSAN FM	San Mateo, CA	107.7	December 1, 2021
	KTCT AM	San Mateo, CA	1050	December 1, 2021
Santa Barbara, CA	KRRF FM	Oak View, CA	106.3	December 1, 2021
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2020
	WEAS FM	Springfield, GA	93.1	April 1, 2020
	WIXV FM	Savannah, GA	95.5	April 1, 2020
	WJCL FM	Savannah, GA	96.5	April 1, 2020
	WJLG AM	Savannah, GA	900	April 1, 2020
	WZAT FM	Tybee Island, GA	102.1	April 1, 2020
	WTYB FM	Bluffton, SC	103.9	December 1, 2019
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2020
	KQHN FM	Waskom, TX	97.3	August 1, 2021
	KRMD AM	Shreveport, LA	1340	June 1, 2020
	KRMD FM	Oil City, LA	101.1	June 1, 2020
	KVMA FM	Shreveport, LA	102.9	June 1, 2020
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2022
	WMAS FM	Enfield, CT	94.7	April 1, 2022
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2021
	KWIN FM	Lodi, CA	97.7	December 1, 2021
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2022
	WXTL FM	Syracuse, NY	105.9	June 1, 2022
	WSKO AM	Syracuse, NY	1260	June 1, 2022
	WNTQ FM	Syracuse, NY	93.1	June 1, 2022
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012
	WHBT AM	Tallahassee, FL	1410	February 1, 2020
	WHBX FM	Tallahassee, FL	96.1	February 1, 2020
	WWLD FM	Cairo, GA	102.3	April 1, 2020
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2020
	WLQR AM	Toledo, OH	1470	October 1, 2020
	WRQN FM	Bowling Green, OH	93.5	October 1, 2020
	WLQR FM	Delta, OH	106.5	October 1, 2020
	WWWM FM	Sylvania, OH	105.5	October 1, 2020
	WXKR FM	Port Clinton, OH	94.5	October 1, 2020
	WMIM FM	Luna Pier, MI	98.3	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2021
	KDVV FM	Topeka, KS	100.3	June 1, 2021
	KMAJ AM	Topeka, KS	1440	June 1, 2021
	KMAJ FM	Carbondale, KS	107.7	June 1, 2021
	KTOP FM	St. Marys, KS	102.9	June 1, 2021
	KRWP FM	Stockton, MO	107.7	February 1, 2021
	KTOP AM	Topeka, KS	1490	June 1, 2021
	KWIC FM	Topeka, KS	99.3	June 1, 2021
Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2021
	KHYT FM	Tucson, AZ	107.5	October 1, 2021
	KIIM FM	Tucson, AZ	99.5	October 1, 2021
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2021
	KTUC AM	Tucson, AZ	1400	October 1, 2021
Washington, DC	WMAL AM	Washington, DC	630	October 1, 2019
	WRQX FM	Washington, DC	107.3	October 1, 2019
	WMAL FM	Woodbridge, VA	105.9	October 1, 2019
Westchester, NY	WFAS AM	White Plains, NY	1230	June 1, 2022
	WFAS FM	White Plains, NY	94.3	June 1, 2022
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2021
	KOLI FM	Electra, TX	94.9	August 1, 2021
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2021
	KYYI FM	Burkburnett, TX	104.7	August 1, 2021
Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2022
	WBHT FM	Mountain Top, PA	97.1	August 1, 2022
	WBSX FM	Hazleton, PA	97.9	August 1, 2022
	WSJR FM	Dallas, PA	93.7	August 1, 2022
	WBHD FM	Olyphant, PA	95.7	August 1, 2022
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2022
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019
	WGNI FM	Wilmington, NC	102.7	December 1, 2019
	WKXS FM	Leland, NC	94.5	December 1, 2019
	WMNX FM	Wilmington, NC	97.3	December 1, 2019
	WWQQ FM	Wilmington, NC	101.3	December 1, 2019
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2022
	WWFX FM	Southbridge, MA	100.1	April 1, 2022
	WXLO FM	Fitchburg, MA	104.5	April 1, 2022
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2022
	WSBA AM	York, PA	910	August 1, 2022
	WGLD AM	Manchester Township, PA	1440	August 1, 2022
	WARM FM	York, PA	103.3	August 1, 2022
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2020
	WHOT FM	Youngstown, OH	101.1	October 1, 2020
	WLLF FM	Mercer, PA	96.7	August 1, 2022
	WPIC AM	Sharon, PA	790	August 1, 2022
	WQXK FM	Salem, OH	105.1	October 1, 2020
	WSOM AM	Salem, OH	600	October 1, 2020
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2022
	WYFM FM	Sharon, PA	102.9	August 1, 2022
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
For example, in connection with our 2011 acquisition of Citadel Broadcasting Corporation, we agreed to divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. For additional information see Note 2, “Acquisitions and Dispositions.”
Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders periodically through representative samplings of stockholder citizenship or other appropriate means to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a Declaratory Ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis, and in June 2014 Pandora Radio LLC (“Pandora”) filed a petition for a declaratory ruling with the FCC requesting that Pandora be allowed to buy a radio station even though it could not certify that its alien ownership was within the 25% threshold of the Communications Act, in large part because much of its stock is held in “street name” and Pandora therefore could not determine the scope of alien ownership of its stock. Pandora asked the FCC to allow the company to have up to 100% beneficial ownership by aliens as long as more than 50% of the voting control of the company rested in the hands of US citizens. The FCC issued a Public Notice in July 2014 inviting public comment on Pandora’s petition. The FCC has not yet issued a ruling, but any relief provided by the FCC to Pandora may have an impact on the permissible amount of alien ownership of our stock.
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
With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holders of less than 5% of an entity’s voting stock, non-voting equity and debt interests (unless stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests collectively constitute more than 33% of a station’s “enterprise value”, which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another radio station, television station or newspaper in the same market or supplies more than 15% of the programming of the station owned by the debtor).
In December 2011, the FCC issued a Notice of Proposed Rulemaking based on its 2010 quadrennial review of broadcast ownership rules (which is required by statute). The FCC tentatively concluded that (1) the existing limitations on the number of radio stations a party can own in a particular market remain necessary to serve the public interest, (2) it should retain the AM/FM subcaps which limit the number of radio stations a single party can own in a particular service (AM or FM) in an individual market, (3) it should reinstate a rule adopted in 2008 (and subsequently voided by a court on appeal) to relax the radio/television-newspaper cross-ownership rule in the top 20 DMAs under certain conditions, and (4) it should repeal the radio-television cross ownership rule which restricts a party’s ability to own radio and television stations in the same market. In each case, the FCC requested comment on these tentative conclusions, and, more specifically, whether the change in the competitive landscape over the last fifteen years — including the advent of satellite radio, the Internet, and radio’s use of digital technology — warrants changes to its broadcast ownership rules. The FCC also requested comments concerning the impact of its local radio ownership rule on minority and female broadcast ownership. In June 2013, the FCC requested comment on a study submitted by the Minority Media & Telecommunications Council which concluded that the elimination of the FCC’s cross-ownership rules for radio and television as well as for newspapers would have a negligible impact on minority and female ownership of radio and television stations. We cannot predict the timing or outcome of this proceeding or whether any new rules adopted by the FCC will have a material adverse effect on us.
Programming and Operation
The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC adopted rules for television broadcasters in 2008, which require that certain portions of a television station’s public inspection file be uploaded to the FCC’s online data base. On December 18, 2014, the FCC released a Notice of Proposed Rulemaking in which it proposed that radio stations likewise be required to upload their public inspection files to the FCC’s online data base (although the FCC proposed that the new rule would be immediately applicable only to radio stations in the top 50 markets and that stations in smaller markets would be given two years to upload their public inspection files to the FCC’s online data base). We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on the Company.
Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules but also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). On November 21, 2014, the FCC released a Notice of Proposed Rulemaking to revise its rules that require a radio station to broadcast the material terms and conditions of any on-air contest. The FCC proposed to allow stations to satisfy that disclosure obligation by posting the material terms and conditions of an on-air contest on the station’s web site or on another publicly-available Internet site instead of broadcasting them over the air. We cannot predict the outcome of the FCC’s rulemaking proceeding or how it may affect our operations.
We are and have been subject to listener complaints from time to time on a variety of matters, and, while none of them has had a material adverse effect our operations as a whole to date, we cannot predict whether any future complaint might have a material adverse effect on our financial condition or results of operations.
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
We are aware that the DOJ commenced, and subsequently discontinued, investigations of several of our prior acquisitions. In addition, the DOJ is currently conducting a review of our December 2013 acquisition of WestwoodOne. The DOJ can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the DOJ or the FTC. Similarly, there can be no assurance that the DOJ, the FTC or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market or divest specific lines of business. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers as of February 28, 2015:

Name	Age	Position(s)
Lewis W. Dickey, Jr.	53	Chairman, President, and Chief Executive Officer
Joseph P. Hannan	43	Senior Vice President, Treasurer and Chief Financial Officer
Richard S. Denning	48	Senior Vice President, Secretary and General Counsel
John W. Dickey	48	Executive Vice President, Content and Programming
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
John W. Dickey is our Executive Vice President of Content and Programming. Mr. J. Dickey has served as Executive Vice President of Content and Programming since September 2014, and previously served as our Executive Vice President and Co-Chief Operating Officer since 2007. Mr. J. Dickey joined Cumulus in 1998 and, prior to that, served as the Director of Programming for Midwestern Broadcasting from 1990 to March 1998. Mr. J. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. J. Dickey is the brother of Lewis W. Dickey, Jr.
Available Information
The Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Internet site address is www.cumulus.com. On our site, we make available, free of charge, our most recent annual report on Form 10-K , subsequent quarterly reports, current reports and our proxy statement, and other information we file with the SEC, as soon as reasonably practicable after such documents are filed.

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
Risks Related to Our Business

The success of our business is dependent upon advertising revenues, which are seasonal and cyclical, and will also fluctuate as a result of a number of factors, some of which are beyond our control.

Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on, among other things:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	the popularity of the programming offered by our stations;

•	changes in the population demographics in the areas where our stations are located;

•
local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	our competitors’ activities, including increased competition from other advertising-based mediums;

•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and

•	other factors beyond our control.

Our operations and revenues also tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year.  The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats and the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results.  Such variations could have a material effect on the timing of our cash flows. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter.
We operate in a very competitive business environment and a decrease in our ratings or market share would adversely affect our revenues.
The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising which, in turn, depends on, among other things, the number of local advertising competitors and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to both micro and macroeconomic conditions.
Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could experience reduced operating results, if:

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
Our radio networks have approximately 14,000 station affiliates and 8,500 program affiliations. They receive advertising inventory from their affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by our radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by our radio networks could adversely affect our results of operations by reducing the reach of our network programming and, therefore, their attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.
We must continue to respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive. Our failure to timely or appropriately respond to any such changes could materially adversely affect our business and results of operations.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the radio broadcasting industry as a whole. Various other audio technologies and services that have recently been developed and introduced, and which have or will have the ability to compete for advertising dollars traditionally spent on radio advertising include:

•	personal digital audio devices (e.g. smart phones, tablets);

•	satellite delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio;

•
audio programming by internet content providers, internet radio stations such as Pandora Internet Radio, cable systems, direct broadcast satellite systems, personal communications services and other digital audio broadcast formats;

•	HD Radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	portable digital devices and systems that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements; and

•	search engine and e-commerce websites where a significant portion of their revenues are derived from advertising dollars such as Google, Inc. and Yelp.

These or other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from other technologies or regulatory change may have on the radio broadcasting as a whole.
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
As of December 31, 2014, our FCC licenses and goodwill comprised 76.1% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. If the carrying value of the assets is impaired, we will be required to record a non-cash expense to write-down the book value of the assets to the estimated value. Any such write-down could materially adversely affect our financial results in the period in which such write-down occurs. We did not record any impairment charges in 2014 and 2013.
There are risks associated with our acquisition strategy, and our failure to execute this strategy could materially adversely affect our financial condition and results of operations.
We intend to continue to evaluate opportunities to grow by selectively acquiring radio stations in larger markets and geographically strategic regional clusters, as well as complimentary platforms, in the future. We cannot predict whether we will be successful in pursuing or completing any acquisitions or what the consequences of not completing any acquisitions would be. In addition, there can be no assurances that we will be able to continue to identify suitable acquisition candidates.
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
The Communications Act and FCC rules allow members of the public and other interested parties to file petitions seeking to deny, or other objections to the FCC with respect to, the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets that we already own or propose to acquire, as a condition to having the application granted. The FCC could also change its existing rules and policies to reduce the number of stations that we would be permitted to acquire in some markets. We cannot be certain that any of these conditions would be satisfied in connection with any proposed acquisition, the timing thereof or the potential impact that any such conditions may have on us, which may include one or more requirements that we divest stations or assets in order to complete any proposed acquisition. In addition, the FCC has in the past considered an applicant’s existing and prospective share of radio advertising dollars in a particular market as part of its acquisition approval process, even where a proposed assignment or transfer of control would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act, and while it has expressly disavowed using that policy in its current review of assignments and transfers, the FCC has the power to reinstate the policy, which could materially adversely affect our ability to complete, or obtain the expected benefits from, any proposed acquisition. Any actions by the FCC or DOJ that have the effect of denying, delaying or affecting the terms of any potential acquisitions could have a material adverse effect on our financial condition or results of operations.
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
The success of any strategic acquisitions we complete will depend, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.
Disruptions in the capital and credit markets could restrict our ability to access further financing.
We may rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds from operations are not sufficient for these purposes in the future. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facilities or access capital. Our access to funds under credit facilities is dependent on, among other things, the ability of our lenders to meet their funding commitments. Those lenders may not be able or willing to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continued disruptions could increase our interest expense and adversely affect our results of operations.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could adversely affect our access to financing. Any such disruption could increase our costs, require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged. Such measures could include higher cost financings, deferring capital expenditures and reducing or eliminating future uses of cash, any of which could materially adversely affect our business and results of operations.
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
We also from time to time enter into agreements with on-air personalities with large loyal audiences in their individual markets to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in losses of audience share in that particular market which, in turn, could adversely affect revenues in that particular market.
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
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency, sponsorship identification and EAS rules, violations of which could have a material adverse effect on our business.
As a participant in an industry highly regulated by the FCC, the Company is subject to many rules and regulations that govern the operations of its radio stations. The FCC’s regulatory oversight is augmented by statutory authority for the FCC to impose monetary and non-monetary penalties on broadcasters, which can include substantial fines, the revocation of station licenses, and the shortening or the conditioning of the renewal of station licenses. Indeed, the FCC has previously imposed, or sought to impose, fines on the Company and has shortened the renewal terms for certain of its radio stations, in response to rule violations. It also is not uncommon for the radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or Consent Decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and/or operated by the Company, and those penalties can be substantial.
The FCC’s regulations, for instance, prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. Violations of this rule can result in fines up to $325,000 for each violation. In June 2012, the United States Supreme Court issued a decision which held that the FCC had failed to give broadcasters adequate notice of a change in FCC policy in 2004 that exposed a station owner to penalties because of broadcasts which included fleeting expletives or momentary nudity (in a television broadcast). In light of pending litigation over its indecency policy, the

FCC refrained from disposing of indecency complaints, and reports indicated at one point that hundreds of thousands of indecency complaints were pending at the FCC (and the FCC often required broadcasters like us to enter into agreements to toll the statute of limitations to preserve the FCC's ability to issue fines long after the complaints had been filed as a condition to the FCC’s grant of a renewal application or an assignment or transfer application). In April 2013, the FCC invited comment on the Supreme Court’s decision and what, if any, changes are required in its policies and how it should handle the volume of indecency complaints that were still pending at the FCC. This matter remains pending at the FCC (although the FCC has processed many of the indecency complaints that were back-logged because of the litigation), and it is therefore impossible to predict what, if any, impact the Supreme Court’s decision and the FCC’s ensuing regulatory proceedings will have on any complaints that have been or may be filed against our stations.
Another area of increased regulatory activity concerns provisions of the Communications Act and FCC regulations that require a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. After years of relative inactivity on the sponsorship identification front, the FCC recently increased its enforcement of the sponsorship identification requirements, and that heightened activity resulted in the FCC levying a fine against one of the Company’s Chicago, IL radio stations for ads broadcast by the station’s prior owner. While such fine was not material to the operations of the Company, fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. Similarly, the FCC has recently sought to impose substantial fines on broadcasters who transmit Emergency Alert System (“EAS”) codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. Last year, for instance, the FCC imposed a fine of $1.9 million on three broadcasters based on a determined misuse of EAS tones.
The Company is currently subject to, and may become subject to new, FCC inquiries or proceedings related to our stations’ broadcasts or operations. We cannot predict the outcome of such inquiries and proceedings, but to the extent that such inquiries or proceedings result in the imposition of fines (alone or in the aggregate), a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.
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
Risks Related to Our Indebtedness
Our financial performance and the level of our outstanding debt may make it more difficult to comply with the covenants in our debt instruments, including the financial covenant in our Credit Agreement (defined below), which could result in the loss or restriction of our sources of liquidity, could cause a default or an event of default under such debt instruments and a related acceleration of our indebtedness and, in some instances, the foreclosure on some or all of our assets, any of which could have a material adverse effect on our financial condition and results of operations.
The instruments governing our outstanding indebtedness contain a number of restrictive covenants, some of which become more restrictive in the future. For example, our Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 2013, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company ("Cumulus Holdings"), as borrower, and certain lenders and agents, requires us to comply with a maximum first lien leverage ratio as of the last day of any fiscal quarter if any amounts are outstanding under the revolving credit facility thereunder ( the “Revolving Credit Facility”) or any letters of credit are outstanding that have not been collateralized by cash. Our ability to comply with the covenants in (i) the Credit Agreement, and (ii) the indenture governing our 7.75% Senior Notes due 2019 (the “Indenture”), will depend upon our future financial and operating performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. As of December 31, 2014, we were in compliance with all of our covenants under the Credit Agreement and the Indenture. However, we may not be able to maintain compliance with certain covenants in the future.
The first lien leverage ratio referenced above impacts our future availability under the Revolving Credit Facility. The first lien leverage ratio covenant periodically decreases over time until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2015, the required ratio covenant will be 5.50 to 1. While we currently have no borrowings outstanding under the Revolving Credit Facility (and therefore the first lien leverage covenant does not apply), if the 5.50 to 1 ratio were to apply, we do not anticipate that we would have access to borrowings under the Revolving Credit Facility. Our inability to borrow under the Revolving Credit Facility would continue until we again satisfy the applicable ratio requirement.
In the event that we do not comply with applicable covenants in our debt instruments, we may need to seek an amendment or waiver to the applicable agreement, or a refinancing of such obligations. There can be no assurance that we would be able obtain any amendment or waiver of any such facilities or the costs associated therewith, and, if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future.
In the event that we do not maintain compliance with the covenants under the Credit Agreement, in addition to limiting our access to borrowings thereunder, an event of default could result, subject to applicable notice and cure provisions, which would likely result in a material adverse impact on our financial position. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, lenders under any of our indebtedness to which a cross-default or cross-acceleration provision applies may then be entitled to take certain similar actions. In the event any of our lenders or note holders accelerate the required repayment of our borrowings, we may not have sufficient assets to repay such indebtedness.
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
In order to service our significant indebtedness, we require, and will continue to require, significant cash flows. Our revenue is subject to such factors as shifts in population, station listenership, demographics, competition and audience tastes, and fluctuations in preferred advertising media. Our ability to generate sufficient cash flow to make required principal and interest payments on, or refinance, our debt obligations depends on our financial condition and operating performance, which are subject to prevailing micro-economic and macro-economic and competitive conditions, some of which are beyond our control. We may be unable to maintain or derive a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to seek to dispose of material assets or operations, seek additional debt or equity capital or seek to restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our inability to generate sufficient cash from operations to service our debt and other obligations would lead to a material adverse effect on our business.
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
As of December 31, 2014, and after giving effect to the exercise of all of their respective options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, and his brother, John W. Dickey, our Executive Vice President, together with members of their family (collectively, the “Dickeys”), collectively beneficially owned shares representing approximately 6.6% of the outstanding voting power of our Class A and Class C common stock.
Also as of December 31, 2014, Crestview Radio Investors, LLC ("Crestview") was our largest shareholder and, based on its most recent filing on Schedule 13D/A, beneficially owned shares representing approximately 28.0% of our outstanding Class A common stock on a fully converted basis.
In addition, in connection with the financing transactions undertaken in connection with the completion of our acquisition of Citadel Broadcasting Company on September 16, 2011, the Company entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with BA Capital Company, L.P. and Bank of America Capital Investors SBIC, L.P. (together, the “BofA Stockholders”), Blackstone, the Dickeys, Crestview, Macquarie and UBS. Under the Stockholders Agreement, the size of our board was increased to seven members, and the two vacancies on our board created thereby were filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to our board, and the Dickeys maintain the right to designate one individual for nomination to our board. The Stockholders Agreement provides that the other three positions on our board will be filled by directors who meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is our largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to our board, and is selected by it, appointed as the “lead director” of our board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of our stock, subject to certain exceptions.
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
Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and other factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the possibility that we may be unable to achieve certain expected revenue results, including as a result of factors or events that are unexpected or otherwise outside of our control;

•	our ability to execute our business plan and strategy;

•	our ability to execute and implement our acquisition and divestiture strategies;

•
the possibility that we may be unable to achieve any expected cost-saving or operational synergies in connection with any acquisitions or business improvements, or achieve them within the expected time periods;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected, including the impact of decreased spending by advertisers;

•	our ability to attract, motivate and/or retain key executives and associates;

•	increased competition in the radio broadcasting industry;

•	the impact of current or pending legislation and regulations, antitrust considerations, and pending or future litigation or claims;

•	changes in regulatory or legislative policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	changes in capital expenditure requirements;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in interest rates; and

•	other risks and uncertainties not currently known to us or that we do not currently deem to be material.
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
As of December 31, 2014, we owned 51 studio facilities and 163 tower sites in our 90 markets. We lease additional studio, office facilities, and tower sites throughout all of our markets. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York; Dallas, Texas; Denver, Colorado and Los Angeles, California for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our studios, office space and transmission facilities.

Item 3.	Legal Proceedings
In March 2011, we and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed on plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. We are vigorously defending this lawsuit and are not yet able to determine what effect the lawsuit will have, if any, on our financial position, results of operations or cash flows.
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
Market Information For Common Stock
Shares of our Class A common stock, par value $0.01 per share, have been listed on the NASDAQ Global Select Market (or its predecessor, the NASDAQ National Market) under the symbol CMLS since July 1, 1998. There is no established public trading market for our Class C common stock. The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A common stock on the NASDAQ Global Select Market, as reported in published financial sources.

Year	High	Low
2013
First Quarter	$3.45	$2.61
Second Quarter	$3.89	$2.90
Third Quarter	$5.59	$3.31
Fourth Quarter	$7.79	$4.87
2014
First Quarter	$8.19	$5.93
Second Quarter	$7.21	$5.87
Third Quarter	$6.69	$3.81
Fourth Quarter	$4.38	$2.88
Holders
As of February 16, 2015 there were approximately 1,628 holders of record of our Class A common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the Credit Agreement that limit the amount of dividends that we may pay on our common stock. For a more detailed discussion of the restrictions in our Credit Agreement, see Note 9, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock Performance Graph
The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2014 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index (the “NASDAQ”); and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2009 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2014. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Cumulus	$100.00	$189.04	$146.49	$117.11	$339.37	$185.53
S&P 500	100.00	112.78	112.78	127.90	165.76	184.64
NASDAQ	100.00	116.91	114.81	133.07	184.06	208.71
Radio Index (1)	100.00	178.74	172.83	185.20	282.71	234.94

(1)
The Radio Index consists of the following companies: Beasley Broadcast Group, Inc., iHeartMedia, Inc. (formerly Clear Channel Holdings, Inc.), Emmis Communications Corp., Entercom Communications Corp., Radio One, Inc., and Saga Communications, Inc.

Pursuant to SEC rules, this “Stock Performance Graph” section of this Form 10-K is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data
Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes beginning on page F-2 of this Annual Report on Form 10-K. The selected historical consolidated financial information as of December 31, 2012, 2011 and 2010, and for the years ended December 31, 2011 and 2010, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes previously filed with the SEC but not included or incorporated by reference herein.
Primarily as a result of our completion of a number of significant transactions in various of the periods reported, including the December 12, 2013 completion of the WestwoodOne Acquisition, the November 14, 2013 completion of the Townsquare Transaction (with the stations swapped to Townsquare therein being treated as discontinued operations in all periods presented), the August 1, 2011 completion of the acquisition of the 75% of the equity of Cumulus Media Partners LLC ("CMP"), and the September 16, 2011 completion of the acquisition of Citadel Broadcasting Corporation (the "Citadel Merger"), each of whose operating results have been included in Cumulus’ financial statements since their respective dates of acquisition, and various refinancing transactions from time to time, we believe that our results of operations for any period, and our financial condition at any date, provide only limited comparability to other periods. You are cautioned to not place undue reliance on any such comparison.
The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Cumulus and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-2 of this Annual Report on Form 10-K. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011 (1)	2010
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,263,423	$1,026,138	$1,002,272	$466,044	$189,441
Content costs	433,596	264,871	244,082	119,667	48,339
Other direct operating expenses	470,441	403,381	378,802	165,254	66,753
Depreciation and amortization	115,275	112,511	135,575	48,730	7,212
LMA fees	7,195	3,716	3,465	2,425	1,910
Corporate expenses (including non-cash stock-based compensation expense)	76,428	59,830	57,438	90,761	18,519
Gain on exchange of assets or stations	(1,342)	(3,685)	—	(14,217)	—
Realized (gain) loss on derivative instrument	—	(1,852)	(12)	3,368	1,957
Impairment of intangible assets and goodwill (2)	—	—	125,985	—	671
Operating income	161,830	187,366	56,937	50,056	44,080
Interest expense	(145,533)	(178,274)	(199,574)	(87,388)	(30,315)
Interest income	1,388	1,293	946	399	8
Loss on early extinguishment of debt	—	(34,934)	(2,432)	(4,366)	—
Terminated transaction expense	—	—	—	—	(7,847)
Other income (expense), net	4,338	(302)	(2,479)	61	108
Gain on equity investment in Cumulus Media Partners, LLC	—	—	—	11,636	—
Income (loss) from continuing operations before income taxes	22,023	(24,851)	(146,602)	(29,602)	6,034
Income tax (expense) benefit	(10,254)	68,464	34,670	11,259	(688)
Income (loss) from continuing operations	11,769	43,613	(111,932)	(18,343)	5,346
Income from discontinued operations, net of taxes	—	132,470	79,203	82,203	24,056
Net income (loss)	11,769	176,083	(32,729)	63,860	29,402
Less: dividends declared and accretion of redeemable preferred stock	—	10,676	21,432	6,961	—
Income (loss) attributable to common shareholders	$11,769	$165,407	$(54,161)	$56,899	$29,402
Basic income (loss) per common share	$0.05	$0.76	$(0.33)	$0.80	$0.70
Diluted income (loss) per common share	$0.05	$0.75	$(0.33)	$0.80	$0.68

	Year Ended December 31,
	2014	2013		2012		2011		2010
OTHER DATA:
Adjusted EBITDA (3)	$329,526	$330,018		$358,054		$110,531		$81,375
Ratio of earnings to fixed charges	1.15	*	(4)	*	(4)	*	(4)	1.22
Cash flows related to:
Operating activities	$136,796	$121,141		$179,490		$71,751		$42,553
Investing activities	(15,572)	(92,625)		98,143		(2,031,256)		(2,240)
Financing activities	(146,745)	(83,774)		(220,175)		1,977,283		(43,723)
Capital expenditures	(19,006)	(11,081)		(6,607)		(6,690)		(2,475)
BALANCE SHEET DATA:
Total assets	$3,745,441	$3,870,435		$3,743,575		$4,040,591		$319,636
Long-term debt (including current portion)	2,485,127	2,626,893		2,701,067		2,850,537		591,008
Total stockholders’ equity (deficit)	$541,580	$512,740		$246,633		$290,713		$(341,309)

(1)	Revenues of $288.3 million attributable to the acquisitions of CMP and Citadel in 2011 are included in the selected historical consolidated financial information for the year ended December 31, 2011.

(2)
Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 6, “Intangible Assets and Goodwill,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(3)
Adjusted EBITDA consists of net (loss) income before depreciation and amortization, LMA fees, acquisition-related costs, non-cash stock-based compensation expense, gain or loss on exchange of assets or stations, realized gain or loss on derivative instruments, impairment of intangible assets and goodwill, interest expense, loss on the early extinguishment of debt, other income or expense, net, gain on equity investment in CMP, and income tax benefit or expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative and qualitative reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP.

(4)
Earnings for the years ended December 31, 2013, 2012 and 2011 were inadequate to cover fixed charges. The coverage deficiency for these years was $35,527, $168,034 and $36,653, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, and non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts, and preference security dividend requirements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. This discussion contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-2 in this Annual Report on Form 10-K, as well as the information set forth in Item 1A. “Risk Factors.”
Our Business

We combine high-quality local radio programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for long term growth and shareholders value. We believe we are well-positioned in the widening digital audio space through our stake in the Rdio digital music service, featuring over 30 million songs on-demand in addition to custom playlists and exclusive curated channels. We are also the leading provider of country music and lifestyle content through our NASH brand, which serves country fans through radio programming, NASH magazine, concerts, licensed products and television/video. Our recent acquisition of WestwoodOne gives us additional scale and an iconic radio industry brand to further syndicate our proprietary content and programming rights onto non-owned radio stations, satellite radio, and new online platforms. WestwoodOne also serves as our brand identity to reach national advertisers, complementing hundreds of well-known Cumulus Radio local sales brands.
The Company has three reporting units for goodwill impairment purposes which align with Company's operational structure of three distinct verticals used to effectively manage the operations of the business. The Company's top 50 Nielsen Audio rated markets comprise one reporting unit, the second reporting unit consists of all of the Company's other radio markets while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business.

We generate revenue through monetization of this programming content and of other sources across four major product lines. These are broadcast advertising, digital advertising, political advertising, and non-advertising based license fees.

Broadcast advertising revenue. We generate most of our revenue through the sale of commercial advertising time to local, national and network clients across our 460 owned and operated radio stations and approximately 8,500 radio broadcast affiliations. Local spot advertising is sold by approximately 900 Cumulus employed sales executives across 90 U.S. media markets (including eight of the top ten). National spot advertising for our owned and operated stations is outsourced to Katz Media, which markets itself to advertisers as WestwoodOne Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by Cumulus employed account executives in regional hubs across the United States under the WestwoodOne Networks brand. At December 31, 2014, under LMAs, we provided sales and marketing services for 11 radio stations in the United States.

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

License Fees & Other. All other non-advertising based revenue types in which the Company participates are aggregated in our License Fee & Other revenue category. This includes cash based fees we receive for content licensing, third party network compensation, proprietary software licensing, subleases and rents, and all other revenue.

Operating Overview and Highlights

We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, approximately 8,500 radio broadcast affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 11.4 million page views from approximately 10.5 million unique users on a monthly basis and stream music to approximately 4.2 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.

We further believe that cash expected to be generated from operations, and our capital structure provide adequate liquidity and scale for us to operate and grow our current business, as well as to pursue and finance potential strategic acquisitions in the future.

Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions, expenses associated with our stations, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, competition and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. In addition, in even-numbered years we generally earn significant additional revenue from political candidates, political parties and special interest groups in advance of state and national elections. We continually monitor our capital structure and from time to time have evaluated, and expect that we will continue to evaluate future opportunities to obtain, other public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our strategy, we have undertaken a number of transactions to further strengthen our balance sheet and improve our cash flows. On December 23, 2013, we entered into the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit. Upon entry into the Credit Agreement, we used Term Loan borrowings of $2.025 billion to repay in full all amounts outstanding under the first lien term loan and second lien term loan under our pre-existing credit agreements.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2014 was 5.75 to 1. As of December 31, 2014, we were in compliance with all of our covenants under the Credit Agreement. The first lien net leverage ratio covenant, however, periodically decreases until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2015 the required ratio will be 5.50 to 1. As we currently have no borrowings outstanding under the Revolving Credit Facility, the required ratio does not apply. However beginning in the second quarter of 2015, we anticipate that we will lose access to the Revolving Credit Facility as our leverage will be greater than the required ratio, and will not regain access until we again satisfy the first lien ratio requirement that would permit such borrowings.
On December 6, 2013, we entered into a 5-year, $50.0 million revolving accounts receivable securitization facility (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as a swing line lender and as an administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the "Originators") may sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”).
At December 31, 2014, our long-term debt consisted of $1.9 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of December 31, 2014, that cash on hand, cash expected to be generated from operating activities, cash expected to be available from various financing sources, excluding access to the Revolving Credit Facility, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
We have significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. We evaluate on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter. This evaluation will encompass a detailed preparation of future projected operating results which will incorporate the consideration of a challenging advertising market being experienced by radio operators in our industry as well as increased macroeconomic volatility in the market that began at the end of the third quarter. Although we did not record any impairment charges during the year ended December 31, 2014, we cannot make any assurances that there will not be any impairment charges in any future periods.

Advertising Revenue and Adjusted EBITDA

Our primary source of revenue is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty, and we believe that the diversification of our formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format as a substantial portion of our revenue comes from non-music format and proprietary content. In addition, we believe that the platform that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry. Our larger markets are also supported with content through network programming.

We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $34.9 million, $31.1 million and $27.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising typically represents a majority of our net revenues.

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

Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology based initiatives. As a result of those revenue increasing opportunities through new platforms, accelerated by our acquisition of WestwoodOne, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation and our acquisition of WestwoodOne, we also have reorganized and discontinued certain redundant and/or unprofitable content vehicles across our platform which will impact our broadcast revenues in the future. To date inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.

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

	Year Ended December 31,			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,263,423	$1,026,138	$1,002,272	$237,285	23.1%	$23,866	2.4%
Content costs	433,596	264,871	244,082	168,725	63.7%	20,789	8.5%
Other direct operating expenses	470,441	403,381	378,802	67,060	16.6%	24,579	6.5%
Depreciation and amortization	115,275	112,511	135,575	2,764	2.5%	(23,064)	-17.0%
LMA fees	7,195	3,716	3,465	3,479	93.6%	251	7.2%
Corporate expenses (including stock-based compensation expense)	76,428	59,830	57,438	16,598	27.7%	2,392	4.2%
Gain on sale of assets or stations	(1,342)	(3,685)	—	2,343	-63.6%	(3,685)	**
Gain on derivative instrument	—	(1,852)	(12)	1,852	**	(1,840)	**
Impairment of intangible assets and goodwill	—	—	125,985	—	**	(125,985)	**
Operating income	161,830	187,366	56,937	(25,536)	-13.6%	130,429	229.1%
Interest expense	(145,533)	(178,274)	(199,574)	32,741	18.4%	21,300	10.7%
Interest income	1,388	1,293	946	95	7.3%	347	36.7%
Loss on early extinguishment of debt	—	(34,934)	(2,432)	34,934	**	(32,502)	**
Other income (expense), net	4,338	(302)	(2,479)	4,640	**	2,177	**
Income (loss) from continuing operations before income taxes	22,023	(24,851)	(146,602)	46,874	188.6%	121,751	**
Income tax (expense) benefit	(10,254)	68,464	34,670	(78,718)	-115.0%	33,794	97.5%
Income (loss) from continuing operations	11,769	43,613	(111,932)	(31,844)	-73.0%	155,545	**
Income from discontinued operations, net of taxes	—	132,470	79,203	(132,470)	**	53,267	67.3%
Net income (loss)	11,769	176,083	(32,729)	(164,314)	-93.3%	208,812	**
Less: dividends declared and accretion of redeemable preferred stock	—	10,676	21,432	(10,676)	**	(10,756)	-50.2%
Income (loss) attributable to common shareholders	$11,769	$165,407	$(54,161)	$(153,638)	-92.9%	$219,568	**
OTHER DATA:
Adjusted EBITDA	$329,526	$330,018	$358,054	$(492)	-0.1%	$(28,036)	-7.8%

**	Calculation is not meaningful.
Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Net Revenue. Net revenue for the year ended December 31, 2014 increased $237.3 million, or 23.1%, to $1,263.4 million compared to $1,026.1 million for the year ended December 31, 2013. The increase resulted from increases of $178.7 million, $30.3 million, $16.2 million and $12.1 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. The broadcast advertising increase was primarily attributable to the addition of the operations of WestwoodOne, which was acquired on December 12, 2013, and several new stations being operated under LMAs in Chicago and San Jose, CA. The increases were partially offset by decreases in local spot and national spot revenue. The increase in digital advertising was primarily due to increased Rdio user generation activity and digital commerce generated by our

Sweetjack platform. The increase in political advertising revenue was due to additional activity associated with mid-term and gubernatorial elections in 2014, the even numbered year for elections.
Content Costs. Content costs for the year ended December 31, 2014 increased $168.7 million, or 63.7%, to $433.6 million compared to $264.9 million for the year ended December 31, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne. Previously contracted increases in sports rights and local talent bonuses for ratings growth in several large radio markets also contributed to year over year increases.
Other Direct Operating Expenses. Other direct operating expenses for the year ended December 31, 2014 increased $67.1 million, or 16.6%, to $470.4 million compared to $403.4 million for the year ended December 31, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne and the LMAs in the Chicago, Dallas and San Jose markets. We also recorded additional one-time marketing expenditures related to the launch of our new radio station in the New York market and expenses related to the rollout of our NASH Country brand across the platform.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 increased $2.8 million, or 2.5%, to $115.3 million compared to $112.5 million for the year ended December 31, 2013. This increase was due to a $6.3 million increase in depreciation expense which was primarily attributable to expense related to the assets of WestwoodOne, offset by a $3.5 million decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
LMA Fees. LMA fees for the year ended December 31, 2014 increased $3.5 million, or 93.6%, to $7.2 million compared to $3.7 million for the year ended December 31, 2013. This increase was related to the LMAs in Chicago, IL and San Jose, CA entered into during the year.
Corporate Expenses, Including, Stock-based Compensation Expense. Corporate expenses, including stock-based compensation expense for the year ended December 31, 2014 increased $16.6 million to 27.7%, or $76.4 million compared to $59.8 million for the year ended December 31, 2013. This increase was primarily due to a $6.8 million increase in stock-based compensation expense partially driven by stock options granted to employees of WestwoodOne and a $9.8 million increase in other overhead costs.
Gain on Sale of Assets or Stations. During the years ended December 31, 2014 and 2013, we recorded gains of $1.3 million and $3.7 million, related to our sales of individual stations and assets.
Interest Expense. Interest expense for the year ended December 31, 2014 decreased $32.7 million to $145.5 million compared to $178.3 million for the year ended December 31, 2013. Interest expense associated with outstanding debt decreased by $31.5 million to $133.4 million as compared to $165.0 million in the prior year. The following summary details the components of our interest expense (dollars in thousands):

	Year Ended December 31,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings – term loans and revolving credit facilities	86,140	117,687	(31,547)	-26.8%
Other, including debt issue cost amortization	12,111	11,487	624	5.4%
Preferred stock dividend	—	1,802	(1,802)	-100.0%
Change in fair value of interest rate cap	7	23	(16)	-69.6%
Interest expense	$145,533	$178,274	$(32,741)	-18.4%
Loss on Early Extinguishment of Debt. For the year ended December 31, 2013, we recorded $34.9 million in losses on early extinguishment of debt primarily as a result of our debt refinancing in December 2013. There were no such debt refinancings in 2014.
Income Tax (Expense) Benefit. We recorded an income tax expense on continuing operations of $10.3 million in 2014 as compared to a $68.5 million benefit during the prior year. The tax benefit recorded in 2013 is primarily the result of the release of our valuation allowance on the future recovery of deferred tax assets (primarily net operating loss carryovers).
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2014 decreased $0.5 million, or 0.1%, to $329.5 million compared to $330.0 million for the year ended December 31, 2013.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2014	2013	% Change
Net income	$11,769	$176,083	(93.3)%
Income tax expense (benefit)	10,254	(68,464)	**
Non-operating expenses, including net interest expense	139,807	177,283	(21.1)%
LMA fees	7,195	3,716	93.6%
Depreciation and amortization	115,275	112,511	2.5%
Stock-based compensation expense	17,638	10,804	63.3%
Gain on sale of assets or stations	(1,342)	(3,685)	(63.6)%
Gain on derivative instrument	—	(1,852)	**
Acquisition-related and restructuring costs	28,326	20,019	41.5%
Franchise taxes	604	1,139	(47.0)%
Loss on early extinguishment of debt	—	34,934	**
Discontinued operations:
Income from discontinued operations, net of tax	—	(132,470)	**
Adjusted EBITDA	$329,526	$330,018	(0.1)%

** Calculation is not meaningful
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $3,094.2 million and $3,168.6 million as of December 31, 2014 and 2013, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to amortization recognized on definite-lived intangible assets.
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
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Net Revenue. Net revenue for the year ended December 31, 2013 increased $23.8 million, or 2.4%, to $1,026.1 million compared to $1,002.3 million for the year ended December 31, 2012. This increase was attributable to a $11.5 million increase in local spot advertising revenue, an increase of $15.5 million in national advertising and live event revenue, a $10.1 million increase in revenue due to the December 2013 acquisition of WestwoodOne, a $1.6 million increase attributable to the five stations the Company acquired in the Fresno market in the Townsquare Transaction and a $5.9 million increase attributable to the addition of stations in the Bloomington and Peoria markets which we acquired in July 2012, partially offset by a decrease of $20.8 million in cyclical political revenue.
Content Costs. Content costs for the year ended December 31, 2013 increased $20.8 million, or 8.5%, to $264.9 million compared to $244.1 million for the year ended December 31, 2012. The increase was primarily attributable to costs related to our national content initiatives, including the launch of our NASH country brand.
Other Direct Operating Expenses. Other direct operating expenses for the year ended December 31, 2013 increased $24.6 million, or 6.5%, to $403.4 million compared to $378.8 million for the year ended December 31, 2012. The increase was primarily attributable to ongoing investments in our sales infrastructure, and expenses attributable to the WestwoodOne acquisition, as well as costs attributable to the five stations the Company acquired in the Fresno market in the Townsquare

Transaction and an increase in expenses due to the addition of the stations in the Bloomington and Peoria markets we acquired from Townsquare in July 2012.
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
Corporate Expenses, Including Stock-based Compensation Expense. Corporate expenses, including stock-based compensation expense for year ended December 31, 2013, increased $2.4 million to $59.8 million, or 4.2%, compared to $57.4 million for the year ended December 31, 2012. The increase was primarily due to a $7.9 million increase in expenses relating to the December 2013 refinancing and a $2.4 million net increase in various other corporate expenses, including acquisition costs, offset by an $8.0 million decrease in stock-based compensation expense.
Gain on Sale of Assets or Stations. During the year ended December 31, 2013 we recorded a gain of $3.7 million. There were no similar transactions during the 2012 period.
Gain on Derivative Instrument. During the years ended December 31, 2013 and 2012, we recorded gains of $1.9 million and less than $0.1 million, respectively, related to our recording of the fair value of an option to acquire five stations in Green Bay, Wisconsin which acquisition we completed in 2013.
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
Interest Expense. Interest expense for the year ended December 31, 2013 decreased $21.3 million to $178.3 million compared to $199.6 million for the year ended December 31, 2012. Interest expense associated with outstanding debt decreased by $22.8 million to $187.8 million as compared to $83.8 million in the prior year. The following summary details the components of our interest expense (dollars in thousands):

	Year Ended December 31,		2013 vs 2012
	2013	2012	$ Change	% Change
7.75% senior notes	$47,275	$47,275	$—	—%
Bank borrowings — term loans and revolving credit facilities	117,687	140,525	(22,838)	(16.3)%
Other, including debt issue cost amortization	11,487	11,443	44	0.4%
Preferred stock dividend	1,802	—	1,802	**
Change in fair value of interest rate cap	23	331	(308)	(93.1)%
Interest expense	$178,274	$199,574	$(21,300)	(10.7)%
** Calculation is not meaningful
Loss on Early Extinguishment of Debt. For the years ended December 31, 2013 and 2012 we recorded $34.9 million and $2.4 million in losses on early extinguishment of debt primarily as a result of our debt refinancings in December 2013 and 2012, respectively.
Income Tax Benefit (Expense). We recorded an income tax benefit from continuing operations of $68.5 million in 2013 as compared to a $34.7 million benefit during the prior year. The tax benefit recorded in 2013 is primarily the result of the release of our valuation allowance on the future recovery of deferred tax assets (primarily net operating loss carryforwards) while the tax benefit recorded on continuing operations in the prior year was primarily the result of the intra-period tax allocation rules requiring the tax benefit being allocated to continuing operations be the lesser of the tax benefit of the loss from continuing operations or the total tax avoided with the presence of the income from discontinued operations. The total tax avoided from the presence of income from discontinued operations was the lesser of the two amounts in 2012.

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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2013	2012	% Change
Net income (loss)	$176,083	$(32,729)	**
Income tax benefit	(68,464)	(34,670)	(97.5)%
Non-operating expenses, including net interest expense	177,283	201,107	(11.8)%
LMA fees	3,716	3,465	7.2%
Depreciation and amortization	112,511	135,575	(17.0)%
Stock-based compensation expense	10,804	18,779	(42.5)%
Gain on sale of assets or stations	(3,685)	—	**
Realized gain on derivative instrument	(1,852)	(12)	**
Acquisition-related costs	20,019	16,989	17.8%
Franchise taxes	1,139	336	239.0%
Impairment of intangible assets and goodwill	—	125,985	**
Loss on early extinguishment of debt	34,934	2,432	**
Discontinued operations:
Income from discontinued operations, net of tax	(132,470)	(79,203)	(67.3)%
Adjusted EBITDA	$330,018	$358,054	(7.8)%

** Calculation is not meaningful
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $3,168.6 million and $3,056.7 million as of December 31, 2013 and 2012, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, increased from the prior year primarily due to an increase in goodwill and other intangible assets related to the WestwoodOne Acquisition, partially offset by the reduction in intangible assets associated with the markets sold in the Townsquare Transaction.
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

Liquidity and Capital Resources

Liquidity Considerations
The following table summarizes our principal funding obligations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Repayments of bank borrowings	$156,125	$2,111,688	$174,313
Interest payments	135,392	164,893	192,083
Capital expenditures	19,026	11,081	6,607
Acquisition and purchase of intangible assets	8,500	322,838	9,998
Cash Flows from Operating Activities

	2014	2013	2012
(Dollars in thousands)
Net cash provided by operating activities	$136,796	$121,141	$179,490
For the year ended December 31, 2014, net cash provided by operating activities increased by $15.7 million over the prior year. Excluding non-cash items, the Company generated comparable levels of income in 2014 as compared to the prior year. As a result, the change in cash flows from operating activities was primarily attributable to the timing of certain payments. For the year ended December 31, 2013, net cash provided by operating activities decreased by $58.4 million over the prior year. The decrease in 2013 was primarily due to a decrease in working capital driven by slightly worse collections and timing of payments.
Cash Flows from Investing Activities

	2014	2013	2012
(Dollars in thousands)
Net cash (used in) provided by investing activities	$(15,572)	$(92,625)	$98,143
For the year ended December 31, 2014, net cash used in investing activities decreased $77.1 million, primarily due to less cash used in acquisitions in 2014 of $314.3 million and a decrease in proceeds from the sale and exchange of assets or stations of $225.7 million, partially offset by an increase of $7.9 million primarily relating to one time investments at WestwoodOne. For the year ended December 31, 2013, net cash used in investing activities increased $190.8 million, primarily due to $322.8 million paid in 2013 to complete certain transactions, including the WestwoodOne Acquisition, Townsquare Transaction, Green Bay Purchase, WFME Asset Exchange, and Pamal Broadcasting Asset Purchase, and an increase of $4.5 million in expenditures for routine capital improvements, partially offset by an increase in proceeds of $120.1 million from our transactions with Townsquare.
Cash Flows from Financing Activities

	2014	2013	2012
(Dollars in thousands)
Net cash used in financing activities	$(146,745)	$(83,774)	$(220,175)
For the year ended December 31, 2014, net cash used in financing activities increased $63.0 million as compared to the year ended December 31, 2013. The increase was primarily due to a $61.7 million increase in net repayments on borrowings. For the year ended December 31, 2013, net cash used in financing activities decreased $136.4 million as compared to the year ended December 31, 2012. In the year ended December 31, 2013 the Company made net repayments on term loans and preferred stock of $157.5 million, which were $45.0 million less than net repayments in 2012. The Company also issued equity securities resulting in a net cash inflow of $89.8 million in 2013. There were no proceeds from issuances of equity in 2012.
Acquisitions and Dispositions
For a detailed discussion of our material 2014 and 2013 acquisitions and dispositions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K. We did not complete any material dispositions during the years ended December 31, 2014 or 2013.
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
At December 31, 2014, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2014 was 5.75 to 1. As of December 31, 2014, we were in compliance with all of our covenants under the Credit Agreement. The first lien net leverage ratio covenant, however, periodically decreases until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2015 the required ratio will be 5.50 to 1. As we currently have no borrowings outstanding under the Revolving Credit Facility, the required ratio does not apply. However beginning in the second quarter of 2015, we anticipate that we will lose access to the Revolving Credit Facility as our leverage will be greater than the required ratio, and will not regain access until we again satisfy the first lien ratio requirement that would permit such borrowings.
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
At December 31, 2014, we had $1,903.9 million outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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

Advances available under the Funding Agreement at any time are subject to a borrowing base determined based on advance rates relating to the value of the eligible receivables held by the SPV at that time. The Securitization Facility matures on December 6, 2018, subject to earlier termination at the election of the SPV. Advances bear interest based on either LIBOR plus 2.50% or the Index Rate (as defined in the Funding Agreement) plus 1.00%. The SPV is also required to pay a monthly fee based on any unused portion of the Securitization Facility. The Securitization Facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type. As of December 31, 2014, the Company was in compliance with all required covenants under the Securitization Facility.
At December 31, 2014, the Company had no amounts outstanding under the Securitization Facility.
For additional discussion of our recent financing transactions , see Note 9, “Long-Term Debt,” Note 11, "Stockholders' Equity," and Note 12, "Redeemable Preferred Stock" in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and purchase price allocation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. As of December 31, 2014, we had $3.1 billion in intangible assets and goodwill, which represented approximately 82.6% of our total assets.
We perform our annual impairment tests for indefinite-lived intangible assets and goodwill during the fourth quarter. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairment tests are performed. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecast operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecast operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology.
The Company has three reporting units for goodwill impairment purposes which align with Company's operational structure of three distinct verticals used to effectively manage the operations of the business. The Company's top 50 Nielsen Audio rated markets and WestwoodOne comprise one reporting unit, the second reporting unit consists of all of the Company's other radio markets while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business.
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
For our annual impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2014. This test was used to determine if any of our reporting units had an indicator of impairment.
The discount rate employed in the fair value calculations of our reporting units was 8.0% for our Step 1 test. We believe this discount rate was appropriate and reasonable for estimating the fair value of the reporting units. As a measure of sensitivity, a 1% change in the discount rate would have had no impact on the carrying value of our goodwill.
For periods after 2014, we projected annual revenue growth based on industry data and historical performance. We derived projected expense growth based primarily on the stations’ historical financial performance and expected growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the reporting units.
To validate our conclusions and determine the reasonableness of our assumptions, we conducted an overall check of our fair value calculations by comparing the implied fair value of our reporting units, in the aggregate, to our market capitalization as of December 31, 2014. As compared with the market capitalization value of $3.5 billion as of December 31, 2014, the aggregate fair value of all markets of approximately $3.6 billion was approximately $0.1 billion, or 2.9%, higher than the market capitalization.
Key data points included in the market capitalization calculations were as follows:

•	shares outstanding, including certain warrants, of 236.3 million as of December 31, 2014;

•	closing price of our Class A common stock on December 31, 2014 of $4.23 per share; and

•	total debt of $2.5 billion on December 31, 2014.
Utilizing the above analysis and data points, we concluded the fair values of our reporting units, as calculated, are appropriate and reasonable.
The table below presents the percentages by which the fair value exceeded the carrying value of the Company's reporting units under the Step 1 test as of December 31, 2014.

	Reporting Unit 1	Reporting Unit 2	Reporting Unit 3
Carrying value (in thousands)	$1,920,074	$962,499	N/A **
Percentage exceeding carrying value	32.0%	53.4%	N/A **

** Contains no goodwill

The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of its reporting units containing goodwill balances exceeded their carrying value at December 31, 2014. As a result, the Company was not required to perform a Step 2 test.
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
As a result of the annual impairment test, we determined that the carrying value of all of the Company's reporting units (FCC licenses) exceeded their fair values. Accordingly, we determined that no impairment existed for the FCC licenses for the year ended December 31, 2014.
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
We discounted the net free cash flows using an after-tax weighted average cost of capital of 8.0%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted the amounts to present values. As a measure of sensitivity, a 1% change in the discount rate would have had no impact on the carrying value of our FCC licenses.
In order to estimate what listening audience share would be expected for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We may make adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	projected operating revenues and expenses through 2019;

•	the estimation of initial and on-going capital expenditures (based on market size);

•
depreciation on initial and on-going capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air);

•	the estimation of working capital requirements (based on working capital requirements for comparable companies);

•	the calculations of yearly net free cash flows to invested capital; and

•	amortization of the intangible asset — the FCC license.
Based on the results of our annual impairment test, the fair value of our broadcasting licenses was approximately $3,078.6 million which was in excess of the $1,596.7 million carrying value by $1,481.9 million, or 92.8%.
Investments
The Company follows ASC Topic 325-20, Cost Method Investments (“ASC 325-20”) to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During the year ended December 31, 2014, we sold one of our cost method investments for $13.0 million, recognizing a gain on sale of $3.2 million, which is included in other income (expense), net in the consolidated statement of operations. As of December 31, 2014 and 2013, the aggregate carrying amounts of our cost-method investments were $17.3 million and $9.9 million, respectively.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2014, 2013 and 2012, was $17.6 million, $10.8 million, and $11.9 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, we utilize the intrinsic value method. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjusts compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.
Income Taxes
We use the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. We continue to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement of the period that the adjustment is determined to be required.
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
Valuation Allowance on Deferred Taxes
As of December 31, 2014, the Company believes that it is more likely than not that all but $19.0 million of its deferred tax assets relating to state net operating loss carryforwards will be realized. As such, the Company has recorded a valuation allowance of $19.0 million to reduce those state net operating loss carryforwards to their net realizable value. The valuation allowance increased by $2.2 million during 2014, which is the result of the inability to utilize the benefit of current year net operating losses in certain jurisdictions.

Trade Transactions
We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2014, 2013 and 2012, amounts reflected under trade transactions were: (1) trade revenues of $34.9 million, $31.1 million and $27.7 million, respectively; and (2) trade expenses of $36.8 million, $31.2 million and $26.1 million, respectively.
Summary Disclosures about Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2014 (dollars in thousands):
Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	After 5 Years
Long-term debt (1)	$3,201,945	$128,190	$256,379	$834,863	$1,982,513
Operating leases (2)	128,542	24,572	43,407	28,291	32,272
Other contractual obligations (3)	538,041	161,886	274,156	34,712	67,287
Total contractual cash obligations	$3,868,528	$314,648	$573,942	$897,866	$2,082,072

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2014. Also assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.

(2)	Net of future minimum sublease income.

(3)	Consists of contractual obligations for goods or services including broadcast rights that are enforceable and legally binding obligations that include all significant terms.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.
Adoption of New Accounting Standards
ASU 2013-04. In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. The Company adopted this guidance effective January 1, 2014. The adoption of this guidance did not have an impact on the consolidated financial statements.
ASU 2013-11. In July 2013, the FASB issued ASU 2013-11. The amendments in this ASU clarify when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The Company adopted this guidance effective January 1, 2014. The adoption of this guidance did not have an impact on the consolidated financial statements.
Recent Accounting Standards Updates
ASU 2014-08. In April 2014, the FASB issued ASU 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards ("IFRS") 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU will also require entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The ASU is effective prospectively for all disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

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
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-01. In January 2015, the FASB issued ASU 2015-01. The amendments in this ASU eliminate the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the amendments in this ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The amendments in this ASU are effective for public and nonpublic entities for annual periods, and interim periods within those fiscal periods, ending after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2014, 72.9% of our long-term debt, or $1.9 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates. Assuming the level of borrowings outstanding at December 31, 2014 at variable interest rates and assuming a one percentage point increase (decrease) in the 2014 average interest rate payable on these borrowings, it is estimated that our 2014 interest expense would have increased (decreased) and net income would have decreased (increased) by $25.1 million. As part of our efforts to mitigate interest rate risk, in December 2013, we entered into an interest rate cap agreement with JPMorgan that effectively fixed the interest rate, based on LIBOR, on $71.3 million of our variable rate borrowings. This agreement caps the LIBOR-based variable interest rate component of our long-term debt at a maximum of 3.0% on an equivalent amount of our term loans. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. In light of the fact that the interest rate we pay on our variable interest rate debt remained below the cap contained in the interest rate cap agreement, at December 31, 2014, we continued to have $1.9 billion of borrowings outstanding that were not subject to the interest rate cap. As a result, a one percentage point change in the 2014 average interest rate payable on these borrowings would have had the same effect on our interest expense and net income as set out above.  In the event interest rates rise above the cap contained in the interest rate cap agreement during the term of the agreement, our interest expense and net income could be materially affected, depending on the timing thereof and the amount of variable interest rate debt we have outstanding.
From time to time in the past we have managed, and may in the future seek to manage, our interest rate risk on a portion of our variable rate debt by entering into interest rate swap agreements in which we receive payments based on variable interest rates and made payments based on a fixed interest rate. We were not party to any such swap agreements on December 31, 2014.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Treasurer and Chief Financial Officer (“CFO”) (the principal executive and principal financial officers, respectively), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.
(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Lewis W. Dickey, Jr.	/s/ Joseph P. Hannan

Chairman, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information, to be set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end (the “2015 Proxy Statement”). The required information regarding our executive officers is contained in Part I of this Report.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2014, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	26,705,905	$4.82	5,974,650
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	26,705,905	$4.82	5,974,650

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in our 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Auditor Fees and Services” in our 2015 Proxy Statement.

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

4.17
Fourth Supplemental Indenture, dated as of December 23, 2013, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.17 to Cumulus Media Inc.'s Annual Report on Form 10-K, File No. 000-24525, filed on March 17, 2014).

10.1 *	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Registration Statement on Form S-8, File No. 333-104542, filed on April 15, 2003).

10.2 *
Cumulus Media Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media's Proxy Statement on Schedule 14A, File No. 000-24525, filed on April 13, 2007).

10.3 *	Cumulus Media Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media Inc.’s Proxy Statement on Schedule 14A, File No. 000-24525, filed on October 17, 2008).

10.4 *	Form of Restricted Stock Certificate (incorporated herein by reference to Exhibit (d)(7) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.5	Form of Stock Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.6 *
Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on March 4, 2009).

10.7 *
Form of 2008 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2009).

10.8 *	Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.9 *	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.10 *
Form of Non-employee Director Restricted Stock Agreement under the Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000- 24525, filed on May 7, 2012).

10.11 *
Form of Employment Agreement with certain executive officers, dated as of November 29, 2011 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 2, 2011).

10.12
Receivables Sale and Servicing Agreement, dated as of December 6, 2013, by and among each of the originators party thereto, CMI Receivables Funding LLC, as Buyer, and Cumulus Media Holdings Inc., as Servicer (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on December 12, 2013).

10.13
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

10.14
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

10.15*
First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.20*
First Amendment to Employment Agreement with John Dickey dated as of September 4, 2014 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media, Inc.'s Quarterly Report on Form 10-Q, File No. 000-24525, filed on November 10, 2014).

12.1 **	Computation of Ratio of Earnings to Fixed Charges.

21.1 **	Subsidiaries of Cumulus Media Inc.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2015.

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan Senior Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr.	Chairman, President, Chief	March 2, 2015
Lewis W. Dickey, Jr.	Executive Officer and Director (Principal Executive Officer)

/s/ Joseph P. Hannan	Senior Vice President, Treasurer and	March 2, 2015
Joseph P. Hannan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Ralph B. Everett	Director	March 2, 2015
Ralph B. Everett

/s/ Alexis Glick	Director	March 2, 2015
Alexis Glick

/s/ Jeffrey Marcus	Director	March 2, 2015
Jeffrey Marcus

/s/ Brian Cassidy	Director	March 2, 2015
Brian Cassidy

/s/ Robert H. Sheridan, III	Director	March 2, 2015
Robert H. Sheridan, III

/s/ David M. Tolley	Director	March 2, 2015
David M. Tolley

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc., are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 2, 2015

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Dollars in thousands, except for share data)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$7,271	$32,792
Restricted cash	10,055	6,146
Accounts receivable, less allowance for doubtful accounts of $6,004 and $5,306 in 2014 and 2013, respectively	248,308	264,805
Trade receivable	2,455	4,419
Asset held for sale	15,007	—
Prepaid expenses and other current assets	87,730	68,893
Total current assets	370,826	377,055
Property and equipment, net	221,497	254,702
Broadcast licenses	1,596,715	1,596,337
Other intangible assets, net	243,640	315,490
Goodwill	1,253,823	1,256,741
Other assets	58,940	70,110
Total assets	$3,745,441	$3,870,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$151,658	$146,537
Trade payable	3,964	3,846
Current portion of long-term debt	—	5,937
Total current liabilities	155,622	156,320
Long-term debt, excluding 7.75% senior notes and secured loan	1,875,127	1,985,956
7.75% senior notes	610,000	610,000
Secured loan	—	25,000
Other liabilities	55,121	79,913
Deferred income taxes	507,991	500,506
Total liabilities	3,203,861	3,357,695
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 254,997,925 and 222,399,019 shares issued and 232,378,371 and 198,193,819 shares outstanding at 2014 and 2013, respectively	2,549	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 0 and 15,424,944 shares issued and outstanding at 2014 and 2013, respectively	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at 2014 and 2013	6	6
Treasury stock, at cost, 22,619,554 and 24,205,200 shares at 2014 and 2013, respectively	(231,588)	(251,193)
Additional paid-in-capital	1,600,963	1,603,669
Accumulated deficit	(830,350)	(842,119)
Total stockholders’ equity	541,580	512,740
Total liabilities and stockholders’ equity	$3,745,441	$3,870,435
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except for share and per share data)

	2014	2013	2012
Net revenue	$1,263,423	$1,026,138	$1,002,272
Operating expenses:
Content costs	433,596	264,871	244,082
Other direct operating expenses	470,441	403,381	378,802
Depreciation and amortization	115,275	112,511	135,575
LMA fees	7,195	3,716	3,465
Corporate expenses (including stock-based compensation expense of $17,638, $10,804, and $11,894, respectively)	76,428	59,830	57,438
Gain on sale of assets or stations	(1,342)	(3,685)	—
Gain on derivative instrument	—	(1,852)	(12)
Impairment of intangible assets	—	—	125,985
Total operating expenses	1,101,593	838,772	945,335
Operating income	161,830	187,366	56,937
Non-operating (expense) income:
Interest expense	(145,533)	(178,274)	(199,574)
Interest income	1,388	1,293	946
Loss on early extinguishment of debt	—	(34,934)	(2,432)
Other income (expense), net	4,338	(302)	(2,479)
Total non-operating expense, net	(139,807)	(212,217)	(203,539)
Income (loss) from continuing operations before income taxes	22,023	(24,851)	(146,602)
Income tax (expense) benefit	(10,254)	68,464	34,670
Income (loss) from continuing operations	11,769	43,613	(111,932)
Income from discontinued operations, net of taxes	—	132,470	79,203
Net income (loss)	11,769	176,083	(32,729)
Less: dividends declared and accretion of redeemable preferred stock	—	10,676	21,432
Income (loss) attributable to common shareholders	$11,769	$165,407	$(54,161)
Basic and diluted income (loss) per common share (see Note 15, “Earnings Per Share”):
Basic: Income (loss) from continuing operations per share	$0.05	$0.15	$(0.82)
Income from discontinued operations per share	$—	$0.61	$0.49
Income (loss) per share	$0.05	$0.76	$(0.33)
Diluted: Income (loss) from continuing operations per share	$0.05	$0.15	$(0.82)
Income from discontinued operations per share	$—	$0.60	$0.49
Income (loss) per share	$0.05	$0.75	$(0.33)
Weighted average basic common shares outstanding	226,142,456	183,642,883	162,603,882
Weighted average diluted common shares outstanding	228,963,158	186,844,575	162,603,882
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2012	160,783,484	$1,608	12,439,667	$124	644,871	$6	23,697,671	$(251,666)	$1,526,114	$(985,473)	$290,713
Net loss										(32,729)	(32,729)
Issuance of common stock upon exercise of warrants	21,898,589	219	2,985,277	30	—	—	40,890	(77)	18	—	190
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	(13,780)	—	(13,780)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	(7,654)	—	(7,654)
Shares returned in lieu of tax payments	—	—	—	—	—	—	582,599	(1,952)	—	—	(1,952)
Restricted shares issued from treasury	—	—	—	—	—	—	(161,724)	1,705	(1,705)	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	11,894	—	11,894
Restricted share forfeitures	—	—	—	—	—	—	3,242	(11)	13	—	2
Other	—	—	—	—	—	—	—	—	(51)	—	(51)
Balance at December 31, 2012	182,682,073	$1,827	15,424,944	$154	644,871	$6	24,162,678	$(252,001)	$1,514,849	$(1,018,202)	$246,633
Net income										176,083	176,083
Dividends declared and paid on preferred stock	—	—	—	—	—	—	—	—	(6,777)	—	(6,777)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	(3,899)	—	(3,899)
Conversion of equity upon exercise of warrants	20,662,856	206	—	—	—	—	108,572	(606)	493	—	93
Shares returned in lieu of tax payments	—	—	—	—	—	—	102,490	(337)	—	—	(337)
Restricted shares issued from treasury	—	—	—	—	—	—	(168,540)	1,751	(1,751)	—	—
Stock option exercises	194,091	2	—	—	—	—	—	—	816	—	818
Stock based compensation expense	—	—	—	—	—	—	—	—	10,804	—	10,804
Other	—	—	—	—	—	—	—	—	(437)	—	(437)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(4,541)	—	(4,541)
Issuance of common stock	18,860,000	188	—	—	—	—	—	—	94,112	—	94,300
Balance at December 31, 2013	222,399,020	$2,223	15,424,944	$154	644,871	$6	24,205,200	$(251,193)	$1,603,669	$(842,119)	$512,740
Net income										11,769	11,769
Conversion of equity upon exercise of warrants	15,920,981	159	—	—	—	—	40,923	(270)	224	—	113
Shares returned in lieu of tax payments	—	—	—	—	—	—	198,871	(1,332)	—	—	(1,332)
Restricted shares issued from treasury	—	—	—	—	—	—	(93,312)	956	(956)	—	—
Stock option exercises	1,252,980	13	—	—	—	—	706,182	(4,730)	5,337	—	620
Stock based compensation expense	—	—	—	—	—	—	—	—	17,638	—	17,638
Other	—	—	—	—	—	—	—	—	32	—	32
Stock conversion	15,424,944	154	(15,424,944)	(154)	—	—	—	—	—	—	—
Shares issued in settlement of Citadel bankruptcy claims	—	—	—	—	—	—	(2,438,310)	24,981	(24,981)	—	—
Balance at December 31, 2014	254,997,925	$2,549	—	$—	644,871	$6	22,619,554	$(231,588)	$1,600,963	$(830,350)	$541,580
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$11,769	$176,083	$(32,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,275	116,951	143,303
Amortization of debt issuance costs/discounts	9,493	9,919	10,130
Provision for doubtful accounts	4,302	3,349	3,694
(Gain) loss on sale of assets or stations	(1,342)	(3,685)	2,277
Gain on exchange of assets or stations	—	(108,158)	(62,967)
Impairment of intangible assets	—	—	127,141
Fair value adjustment of derivative instruments	21	(1,829)	320
Deferred income taxes	6,902	(76,378)	(18,227)
Non-cash stock-based compensation expense	17,638	10,804	11,893
Loss on early extinguishment of debt	—	34,934	2,432
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	12,195	2,357	28,904
Trade receivable	1,964	2,330	(653)
Prepaid expenses and other current assets	(14,750)	1,383	(6,993)
Other assets	(6,716)	1,320	7,569
Accounts payable and accrued expenses	7,074	(38,937)	(16,994)
Trade payable	118	(1,516)	(196)
Other liabilities	(27,147)	(7,786)	(19,414)
Net cash provided by operating activities	136,796	121,141	179,490
Cash flows from investing activities:
Restricted cash	(3,909)	(225)	(2,067)
Proceeds from sale of assets or stations	15,843	—	1,897
Capital expenditures	(19,006)	(11,081)	(6,607)
Proceeds from exchange of assets or stations	—	241,519	114,918
Acquisitions less cash acquired	(8,500)	(322,838)	(9,998)
Net cash (used in) provided by investing activities	(15,572)	(92,625)	98,143
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(156,125)	(2,111,688)	(174,313)
Proceeds from borrowings under term loans and revolving credit facilities	10,000	2,027,308	21,000
Tax withholding payments on behalf of employees	(1,332)	(337)	(1,952)
Preferred stock dividends	—	(9,395)	(15,017)
Proceeds from exercise of warrants	113	93	142
Proceeds from exercise of options	620	818	—
Redemption of preferred stock	—	(150,391)	(49,233)
Financing costs paid in connection with issuance of common stock	—	(4,541)	—
Proceeds from issuance of common stock	—	94,300	—
Proceeds from issuance of preferred stock	—	77,241	—
Deferred financing costs	(21)	(7,182)	(802)
Net cash used in financing activities	(146,745)	(83,774)	(220,175)
(Decrease) increase in cash and cash equivalents	(25,521)	(55,258)	57,458
Cash and cash equivalents at beginning of period	32,792	88,050	30,592
Cash and cash equivalents at end of period	$7,271	$32,792	$88,050
Supplemental disclosures of cash flow information:
Interest paid	$135,392	$164,893	$192,083
Income taxes paid	9,633	7,310	6,658
Supplemental disclosures of non-cash flow information:
Compensation held in trust	$—	$—	$24,807
Trade revenue	34,876	31,147	27,732
Trade expense	36,753	31,218	26,112
Equity interest in Pulser Media, Inc.	17,235	104	—
Preferred stock dividends	—	—	2,652
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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain assets of the Company were sold during the year ended December 31, 2013 (see Note 2, “Acquisitions and Dispositions”). The results of operations associated with these assets have been separately reported, net of the related tax impact, for all periods presented in the consolidated statements of operations because the operations and cash flows generated by these assets have been eliminated from the Company’s consolidated results of operations as a result of the sale, and the Company no longer has continuing involvement in the operations of the stations associated with those assets after their disposal (see Note 3, “Discontinued Operations”).
Reclassifications
Certain account balances in the 2013 and 2012 periods have been reclassified to conform with classifications currently in use. In the accompanying consolidated statements of operations, the Company separately presents content costs and other direct operating expenses as operating expense categories. In certain of the Company's historical disclosures, those line items were presented on a combined basis within the direct operating expenses line item in the statement of operations. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Other direct operating expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in direct operating expenses in 2014, 2013 or 2012.
These reclassifications had no effect on previously reported results of operations, retained earnings or cash flows.
Reportable Segment
The Company operates in one reportable business segment, radio broadcasting, advertising and related services, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance. Below the reportable business segment, the Company has three reporting units (See Note 6, "Intangible Assets and Goodwill").
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
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
Assets Held for Sale
During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party. The agreement is subject to various terms including a 60 day due diligence period. The carrying value of the identified assets have been classified as held for sale in the consolidated balance sheet at December 31, 2014. The estimated fair value of the land and buildings is in excess of the carrying value.
Property and Equipment
Property and equipment are stated at cost. Property and equipment acquired in business combinations accounted for under the purchase method of accounting are recorded at their estimated fair values on the date of acquisition. Equipment held under capital leases is stated at the present value of minimum future lease payments.
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
Investments
The Company follows Accounting Standards Codification (“ASC”) Topic 325-20, Cost Method Investments (“ASC 325-20”) to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During the year ended December 31, 2014, the Company sold one of its cost method investments for $13.0 million, recognizing a gain on sale of $3.2 million, which is included in other income (expense), net in the consolidated statement of operations. As of December 31, 2014 and 2013, the aggregate carrying amount of the Company’s cost-method investments were $17.3 million and $9.9 million, respectively.
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method.
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
In those instances in which we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented as revenue with no corresponding operating expenses.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013, and 2012, the costs incurred were $1.9 million, $0.9 million and $1.1 million, respectively.
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
As of December 31, 2014, the Company operated 11 radio stations under LMAs. As of December 31, 2013 and 2012, the Company operated 7 and 14 radio stations under LMAs, respectively. The stations operated under LMAs contributed $22.6 million, $2.2 million, and $7.0 million, in 2014, 2013, and 2012, respectively, to the consolidated net revenues of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2014, 2013 and 2012, was $17.6 million, $10.8 million, and $11.9 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilizes the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and adjusts compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.
Trade Transactions
The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2014, 2013 and 2012, amounts reflected under trade transactions were: (1) trade revenues of $34.9 million, $31.1 million and $27.7 million, respectively; and (2) trade expenses of $36.8 million, $31.2 million and $26.1 million, respectively.
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
Fair Values of Financial Instruments
The carrying values of cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value due to the short term to maturity of these instruments (See Note 10, "Fair Value Measurements").
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

Adoption of New Accounting Standards
ASU 2013-04. In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. The Company adopted this guidance effective January 1, 2014. The adoption of this guidance did not have an impact on the consolidated financial statements.
ASU 2013-11. In July 2013, the FASB issued ASU 2013-11. The amendments in this ASU clarify when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The Company adopted this guidance effective January 1, 2014. The adoption of this guidance did not have an impact on the consolidated financial statements.
Recent Accounting Standards Updates
ASU 2014-08. In April 2014, the FASB issued ASU 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards ("IFRS") 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU will also require entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The ASU is effective prospectively for all disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
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
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-01. In January 2015, the FASB issued ASU 2015-01. The amendments in this ASU eliminate the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The ASU will be effective for fiscal years beginning December 1, 2016 and subsequent interim periods. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

2. Acquisitions and Dispositions
2014 Acquisitions and Dispositions
Country Weekly Acquisition
On November 7, 2014, the Company completed the purchase of Country Weekly magazine and its related business (“Country Weekly”) for $3.0 million in cash (the "Country Weekly Acquisition"). The Company had previously included NASH branded inserts into the Country Weekly publication.
Wise Brothers Acquisition
On August 1, 2014, the Company completed the purchase of Wise Brother Media, Inc. for $5.5 million in cash (the "Wise Brothers Acquisition"). Revenues attributable to the assets acquired in the Wise Brothers Acquisition were not material to the Company’s consolidated statement of operations for the year ended December 31, 2014.
The table below summarizes the preliminary purchase price allocation in the Wise Brothers Acquisition (dollars in thousands):

Allocation	Amount
Property and equipment (see Note 5)	$50
Deferred income taxes	100
Other intangibles	5,025
Goodwill	475
Current liabilities	(75)
Other liabilities	(75)
Total purchase price	$5,500
The definite-lived intangible assets acquired in the Wise Brothers Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Other intangibles - Programming content	4	$5,025
2013 Acquisitions and Dispositions
Green Bay Purchase
On December 31, 2013, the Company completed the purchase of five radio stations in Green Bay, Wisconsin from Clear Channel for $17.6 million in cash (the "Green Bay Purchase"). The Company had been operating the stations under an LMA agreement with Clear Channel since April 10, 2009.
Revenues attributable to the stations acquired in the Green Bay Purchase were not material to the Company’s consolidated statements of operations for the year ended December 31, 2013.
The table below summarizes the purchase price allocation in the Green Bay Purchase (dollars in thousands):

Allocation	Amount
Property and equipment (see Note 5)	$1,111
Broadcast licenses	4,354
Goodwill	2,637
Fair value of exercised put option (See Note 8 "Green Bay Option")	9,534
Total purchase price	$17,636
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
During the year ended December 31, 2014, the Company recorded a $2.6 million purchase accounting adjustment to reflect the Company's final determination of the fair value of broadcast licenses upon acquisition.
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
In connection with the WestwoodOne Acquisition, all of the issued and outstanding shares of capital stock of WestwoodOne were automatically canceled and converted into the right to receive an aggregate of approximately $45.0 million in cash, and WestwoodOne repaid all of its outstanding indebtedness. The payment of the purchase price to complete the WestwoodOne Acquisition (including the cash used to repay approximately $215.0 million of WestwoodOne’s outstanding indebtedness) was funded from cash on hand, which included $235.0 million in cash proceeds from the Townsquare Transaction (defined below). As a result of the WestwoodOne Acquisition, WestwoodOne became a wholly owned indirect subsidiary of the Company.
Revenues of $10.0 million attributable to WestwoodOne were included in the Company’s consolidated statement of operations for the year ended December 31, 2013.
Net income attributable to WestwoodOne has not been presented due to the impracticability of obtaining detailed data for the year ended December 31, 2013.
The table below summarizes the purchase price allocation in the WestwoodOne Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$94,121
Property and equipment (see Note 5)	23,714
Other intangibles	150,900
Goodwill	102,193
Other assets	4,946
Current liabilities	(67,095)
Other liabilities	(48,779)
Total purchase price	$260,000
The material assumptions utilized in the valuation of intangible assets acquired include expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. The Company treated the acquisition as a taxable asset acquisition pursuant to Internal Revenue Code Section 338(g). As such, all of the acquired goodwill balance is deductible for income tax purposes.
During the year ended December 31, 2014, the Company recorded $2.5 million in purchase accounting adjustments to reflect the Company's final determination of the fair value of current assets and liabilities upon acquisition.
The definite-lived intangible assets acquired in the WestwoodOne Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Other intangibles - Affiliate relationships	9	$150,900

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
Revenues attributable to the assets acquired in the Townsquare Transaction were not material to the Company’s consolidated statements of operations for the year ended December 31, 2013.
The table below summarizes the purchase price allocation in the Townsquare Transaction (dollars in thousands):

Allocation	Amount
Current assets	$1,860
Property and equipment (see Note 5)	6,345
Broadcast licenses	13,500
Goodwill	9,862
Other assets	246
Other intangibles	552
Current liabilities	(182)
Total purchase price	32,183
Less: Carrying value of stations transferred	(159,053)
Add: Cash received	235,028
Gain on asset exchange	$108,158
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
In the first quarter of 2014, the Company recorded a $3.6 million purchase accounting adjustment to reflect the Company's final determination of the fair value of broadcast licenses upon acquisition based on the completion of the valuation by the Company's hired expert.
The definite-lived intangible assets acquired in the Townsquare Transaction are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Other intangibles - Advertising relationships	5	$552
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
Revenues attributable to the assets acquired in the Pamal Broadcasting Asset Purchase were not material to the Company’s consolidated statements of operations for the year ended December 31, 2013.
The table below summarizes the purchase price allocation in the Pamal Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Property and equipment (see Note 5)	$783
Broadcast licenses	5,700
Total purchase price	$6,483
Pro Forma Financial Information
The following pro forma financial information assumes the WestwoodOne Acquisition and the Townsquare Transaction occurred as of January 1, 2012. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had either the WestwoodOne Acquisition or the Townsquare Transaction actually occurred on January 1, 2012, or on any other historical date, nor is it reflective of the Company's expected actual financial position or results of operations for any future period (dollars in thousands):

	Unaudited Supplemental Pro Forma Data
	Year Ended December 31,
Description	2013	2012
Net revenue	$1,245,715	$1,263,188
Net income (loss)	68,110	(164,781)
The pro forma financial information set forth above for the years ended December 31, 2013 and 2012 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the WestwoodOne Acquisition and the Townsquare Transaction; (ii) the elimination of interest expense and the loss on extinguishment of debt in connection with the WestwoodOne Acquisition, as all of WestwoodOne's outstanding indebtedness

(including preferred stock) was repaid in connection therewith and (iii) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.
Pro forma financial information for the Country Weekly Acquisition, Wise Brothers Acquisition, Green Bay Purchase, WFME Asset Exchange, and Pamal Broadcasting Asset Purchase is not required, as such information is not material to the Company's financial statements.

3. Discontinued Operations
On November 14, 2013 and July 31, 2012, the Company completed the Townsquare Transaction and the sale of 55 stations in eleven non-strategic markets to Townsquare (the "Townsquare Asset Exchange") in exchange for ten of Townsquare's radio stations in Bloomington, IL and Peoria, IL, plus approximately $114.9 million in cash, respectively. The results of operations associated with the stations disposed of in those transactions have been separately reported within discontinued operations, net of the related tax impact, in the accompanying consolidated statements of operations for all periods presented.
Components of Results of Discontinued Operations
For the years ended December 31, 2014, 2013 and 2012, income from discontinued operations was as follows (dollars in thousands):

	2014	2013	2012
Discontinued operations:
Net revenues	$—	$61,492	$98,165
Operating income	—	24,314	36,095
Gain on asset exchange and other income	—	108,156	62,963
Income from discontinued operations before taxes	—	132,470	99,058
Income tax expense	—	—	(19,855)
Income from discontinued operations, net of taxes	$—	$132,470	$79,203

In conjunction with the Townsquare Transaction, the Company recorded a gain of $108.2 million, which is included within discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended December 31, 2013. In conjunction with the Townsquare Asset Exchange, the Company recorded a gain of $63.2 million, which is included within discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended December 31, 2012.
4. Restricted Cash
As of December 31, 2014 and 2013, the Company’s balance sheets included approximately $10.1 million and $6.1 million in restricted cash, respectively, of which $0.6 million and $1.7 million, respectively, relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. At December 31, 2014, the Company held $9.5 million relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies. At December 31, 2013, the Company held $4.4 million related to a cash reserve from the Company's previously completed acquisition of WestwoodOne.

5. Property and Equipment
Property and equipment consists of the following as of December 31, 2014 and 2013 (dollars in thousands):

	Estimated Useful Life	2014	2013
Land		$93,723	$105,876
Broadcasting and other equipment	3 to 30 years	231,371	219,346
Computer and capitalized software costs	1 to 3 years	22,925	22,750
Furniture and fixtures	5 years	12,690	12,401
Leasehold improvements	5 years	31,099	30,521
Buildings	9 to 20 years	45,873	49,804
Construction in progress		4,554	917
		442,235	441,615
Less: accumulated depreciation		(220,738)	(186,913)
		$221,497	$254,702
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $35.3 million, $29.0 million and $31.1 million, respectively.
6. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2013	$1,602,373	$258,303	$1,860,676
Acquisitions	61,730	152,522	214,252
Dispositions	(67,766)	(8,627)	(76,393)
Amortization	—	(86,708)	(86,708)
Balance as of December 31, 2013	$1,596,337	$315,490	$1,911,827
Balance as of January 1, 2014	$1,596,337	$315,490	$1,911,827
Purchase price allocation adjustments	963	—	963
Acquisitions	—	8,205	8,205
Dispositions	(585)	(74)	(659)
Amortization	—	(79,981)	(79,981)
Balance as of December 31, 2014	$1,596,715	$243,640	$1,840,355

The following table presents the changes in goodwill and accumulated impairment losses for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Balance as of January 1:
Goodwill	$1,586,482	$1,525,335
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,256,741	1,195,594
Acquisitions	886	130,057
Finalization of purchase accounting for acquisitions	(3,188)	(1,889)
Dispositions	(616)	(67,021)
Balance as of December 31:
Goodwill	1,583,564	1,586,482
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,253,823	$1,256,741
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no asset impairment charges during the years ended December 31, 2014 or 2013.
Total amortization expense related to the Company’s intangible assets was $80.0 million, $86.7 million and $112.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, estimated future amortization expense related to intangible assets subject to amortization was as follows (dollars in thousands):

2015	$69,110
2016	56,315
2017	33,704
2018	18,400
2019	17,456
Thereafter	48,655
Total other intangibles, net	$243,640
Goodwill
2014 Impairment Testing
The Company performs its annual impairment testing of goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology.
The Company has three reporting units for goodwill impairment purposes which align with Company's operational structure of three distinct verticals used to effectively manage the operations of the business. The Company's top 50 Nielsen Audio rated markets and WestwoodOne comprise one reporting unit, the second reporting unit consists of all of the Company's other radio markets while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business.
During the fourth quarter of 2014, the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

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
The Company performed the Step 1 test and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2014. This test was used to determine if any of the Company’s reporting units had an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the reporting unit).
The discount rate employed in the fair value calculations in the Step 1 test in the Company’s markets was 8.0%. The Company believes this discount rate was appropriate and reasonable for estimating the fair value of the reporting units.
For periods after 2014, the Company projected annual revenue growth based on industry data and historical and expected performance. The Company projected expense growth based primarily on the stations’ historical financial performance and expected growth. The Company’s projections were based on then-current market and economic conditions and the Company’s historical knowledge of the reporting units.
To validate the Company’s conclusions and determine the reasonableness of the Company’s assumptions, the Company conducted an overall check of the Company’s fair value calculations by comparing the implied fair value of the Company’s reporting units, in the aggregate, to the Company’s market capitalization as of December 31, 2014. As compared with the market capitalization value of $3.5 billion as of December 31, 2014, the aggregate fair value of all reporting units of approximately $3.6 billion was approximately $0.1 billion, or 2.9%, higher than the market capitalization.
Key data points included in the market capitalization calculation were as follows:

•	shares outstanding, including certain warrants, of 236.3 million as of December 31, 2014;

•	closing price of the Company’s Class A common stock on December 31, 2014, of $4.23 per share; and

•	total debt of $2.5 billion on December 31, 2014.
Step 2 Goodwill Test
The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of its reporting units containing goodwill balances exceeded their carrying value at December 31, 2014. As a result, the Company was not required to perform a Step 2 test.
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
In estimating the value of the licenses using a discounted cash flow analysis, the Company began with market revenue projections. Next, the Company estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as the well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by type (i.e., AM and FM).
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
The Company discounted the net free cash flows using an after-tax weighted average cost of capital of 8.0%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted the amounts to present values.
In order to estimate what listening audience share would be expected for each station by market, the Company analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. The Company made any appropriate adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on the Company’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2019;

•	the estimation of initial and on-going capital expenditures (based on market size);

•
depreciation on initial and on-going capital expenditures (the Company calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air);

•	the estimation of working capital requirements (based on working capital requirements for comparable companies);

•	the calculations of yearly net free cash flows to invested capital; and

•	amortization of the intangible asset — the FCC license.

As a result of the annual impairment test conducted in the fourth quarter of 2014, the Company determined that no impairment existed for the FCC licenses.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Accrued third party content costs	$46,142	$58,441
Accounts payable	29,212	12,686
Accrued employee costs	23,244	20,374
Accrued other	15,947	19,178
Accrued interest	8,114	10,092
Accrued income taxes	7,605	4,749
Advance deposit received	6,000	—
Accrued retention and severance costs	4,930	3,021
Accrued licensing and broadcast fees	4,129	4,653
Accrued sponsor fees	2,199	2,212
Accrued real estate taxes	2,194	2,636
Accrued professional fees	1,942	6,229
Non-cash contract termination liability	—	2,266
Total accounts payable and accrued expenses	$151,658	$146,537

8. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), to limit the Company’s exposure to interest rate risk on its variable rate debt. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The consolidated balance sheets as of December 31, 2014 and 2013 include long-term assets of less than $0.1 million and attributable to the fair value of the interest rate cap. The Company reported interest expense of less than $0.1 million, $0.1 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.
The Company does not utilize financial instruments for trading or other speculative purposes.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA pursuant to which the Company was responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin, for a monthly fee payable to Clear Channel of approximately $0.2 million, in exchange for the Company retaining the operating profits for managing the radio stations. In 2013, Clear Channel exercised the put option contained in this LMA, which required the Company to purchase the five Green Bay radio stations subject to the LMA for $17.6 million (the fair value of those radio stations at the time of execution of the LMA) ("the Green Bay Option"). On December 31, 2013, the Company completed the Green Bay Purchase (See Note 2, "Acquisitions and Dispositions")
The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option was recorded as a liability with subsequent changes in the fair value recorded through earnings through the closing of the acquisition. The fair value of the Green Bay Option was determined using inputs that were supported by little or no market activity (a “Level 3” measurement). The fair value represented an estimate of the amount that the Company would have been required to pay if the option were transferred to another party as of the date of the valuation.

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	$—	$22
	Total	$—	$22
The location and effect of derivatives in the consolidated statements of operations are shown in the following table (dollars in thousands):

		Amount of Expense (Income) Recognized on Derivatives For the Year Ended
Derivative Instrument	Statement of Operations Location	December 31, 2014	December 31, 2013
Interest rate cap	Interest expense	$21	$23
Green Bay Option	Gain on derivative instrument	—	(1,852)
	Total	$21	$(1,829)

9. Long-Term Debt
The Company’s long-term debt consists of the following at December 31, 2014 and 2013 (dollars in thousands):

	December 31, 2014	December 31, 2013
Term loans and securitization facility:
First lien term loan	$1,903,875	$2,025,000
Securitization facility	—	25,000
Less: Term loan discount	(28,748)	(33,107)
Total term loans and securitization facility	1,875,127	2,016,893
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	—	(5,937)
Long-term debt, net	$2,485,127	$2,620,956

A summary of the future maturities of long-term debt follows, exclusive of the discount of debt (dollars in thousands):

2015	$—
2016	—
2017	—
2018	—
2019	610,000
Thereafter	1,903,875
$2,513,875
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
At December 31, 2014, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant as of the end of each quarter. The required ratio at December 31, 2014 and 2013 was 5.75 to 1. The ratio periodically decreases until it reaches to 4.0 to 1 on March 31, 2018. As of December 31, 2014, the Company was in compliance with all of its covenants under the Credit Agreement.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets (excluding the Company's accounts receivable collateralizing the Company's revolving accounts receivable securitization facility (the "Securitization Facility") with General Electric Capital Corporation ("GE") as described below) in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
At December 31, 2014, the Company had $1.904 million outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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

Interest on the 7.75% Senior Notes is payable on May 1 and November 1 of each year. The 7.75% Senior Notes mature on May 1, 2019.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At December 31, 2014, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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
For the year ended December 31, 2014, the Company recorded an aggregate of $9.5 million of amortization of debt discount and debt issuance costs related to its Term Loan, Securitization Facility and 7.75% Senior Notes. For the year ended December 31, 2013, the Company recorded an aggregate of $9.9 million of amortization of debt discount and debt issuance costs related to its first lien and second lien credit facilities and 7.75% Senior Notes.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with GE, as a lender, as a swingline lender and as an administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) may sell and/or contribute their existing and future accounts receivable (representing all of the Company's accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.
Advances available under the Funding Agreement at any time are subject to a borrowing base determined based on advance rates relating to the value of the eligible receivables held by the SPV at that time. The Securitization Facility matures on December 6, 2018, subject to earlier termination at the election of the SPV. Advances bear interest based on either LIBOR plus 2.50% or the Index Rate (as defined in the Funding Agreement) plus 1.00%. The SPV is also required to pay a monthly fee based on any unused portion of the Securitization Facility. The Securitization Facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type. As of December 31, 2014, the Company was in compliance with all required covenants under the Securitization Facility.
During the year ended December 31, 2013, the Company capitalized $0.9 million of deferred financing costs related to the Securitization Facility. At December 31, 2014, there were no amounts outstanding under the Securitization Facility.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of December 31, 2014 and 2013 were as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial asset:
Interest rate cap (1)	$—	$—	$—	$—
Equity interest in Pulser Media (2)	17,339	—	—	17,339
Total assets	$17,339	$—	$—	$17,339
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

	Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$22	$—	$22	$—
Equity interest in Pulser Media (2)	104	—	—	104
Total assets	$126	$—	$22	$104
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

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

(2)
On September 13, 2013, the Company and Pulser Media, Inc. (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive a 15% equity interest in Pulser, with the opportunity to earn additional equity, see Note 17, "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using inputs that are supported by little or no market activity (a Level 3 measurement). At

December 31, 2014, the fair value of the equity interest in Pulser approximated its cost basis and the Company determined that the investment was not impaired.

(3)
The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the WFME Asset Exchange and Wise Brothers Acquisition. See Note 2, “Acquisitions and Dispositions”.

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
The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser for the year ended December 31, 2014 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2014	$104
Add: Additions to equity interest in Pulser	17,235
Fair value balance at December 31, 2014	$17,339
The reconciliation below contains the components of the change in fair value associated with the contingent consideration for the year ended December 31, 2014 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2014	$(31)
Add: Wise Brothers Acquisition	(150)
Fair value balance at December 31, 2014	$(181)
Quantitative information regarding the significant unobservable inputs related to the WFME Asset Exchange contingent consideration as of December 31, 2014 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
Quantitative information regarding the significant unobservable inputs related to the Wise Brothers Acquisition contingent consideration as of December 31, 2014 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$150	Income Approach	Total term	2 years
		Conditions	4
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s Term Loan, Securitization Facility and 7.75% Senior Notes (dollars in thousands):

	December 31, 2014	December 31, 2013
Term Loan:
Carrying value	$1,903,875	$2,025,000
Fair value — Level 2	1,856,278	2,025,000
Securitization Facility:
Carrying value	$—	$25,000
Fair value — Level 2	—	25,000
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value — Level 2	617,625	641,598
As of December 31, 2014, the Company used the trading prices of 97.5% to calculate the fair value of the Term Loan, and 101.25% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2013, the Company used the trading prices of 100.00% to calculate the fair value of the Term Loan and the Securitization Facility, and 105.18% to calculate the fair value of the 7.75% Senior Notes.
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

On October 16, 2013, the Company issued and sold 18,860,000 shares of its Class A common stock in an underwritten public offering, which included the full exercise of the underwriter’s over allotment option to purchase 2,460,000 shares, at a price of $5.00 per share. The Company received net proceeds after underwriting discounts, commissions and estimated offering expenses of $89.8 million and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of the Company’s Series B preferred stock, including accrued and unpaid dividends. The remaining net proceeds from the offering were placed in the Company’s corporate treasury for general corporate purposes and may be used from time to time for, among other things, repayment of debt, capital expenditures, the financing of possible business expansions and acquisitions, increasing the Company’s working capital and the financing of ongoing operating expenses and overhead.
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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the shares of Class A common stock immediately following such conversion, the holder shall first deliver to the Company an ownership certification to enable the Company (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) to obtain any necessary approvals from the FCC or the Department of Justice. During the year ended December 31, 2014, all of the approximately 15.4 million shares of outstanding Class B common stock were converted into shares of Class A common stock.

2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At December 31, 2014, 0.4 million 2009 Warrants remained outstanding.
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
Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") in 2011 (the "Citadel Merger"), warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. As part of the June 2014 completion of proceedings related to the Citadel Bankruptcy, the 2.4 million shares were issued for $25.0 million from treasury stock. The equity held in reserve was included in additional paid-in-capital on the accompanying consolidated balance sheet at December 31, 2013.
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
During the year ended December 31, 2014, approximately 15.8 million Company Warrants were converted into shares of Class A common stock. As of December 31, 2014, 1.4 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of December 31, 2014, all 7.8 million Crestview Warrants remained outstanding.

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
The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the accompanying consolidated statements of stockholders' equity at December 31, 2013 and December 31, 2012.

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
On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1.4 million shares of Class A common stock to certain Company employees, with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, with 30% of the awards having vested on each of September 16, 2012 and February 16, 2013, and 20% having vested on each of February 16, 2014 and February 16, 2015.
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
During 2013, the Company granted 8.3 million stock options with an aggregate grant date fair value of $32.4 million. The options range in exercise price from $4.34 to $5.92 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
During 2014, the Company granted 0.8 million stock options with an aggregate grant date fair value of $3.2 million. The options range in exercise price from $3.50 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
Stock-based compensation expense for these awards is recognized on a straight-line basis over each award’s vesting period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2014 and 2013 was $0.6 million and $1.6 million, respectively.
For the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $17.6 million, $10.8 million and $11.9 million in non-cash stock-based compensation expense, respectively, related to equity awards. The associated tax benefits related to these non-cash stock-based compensation awards for the years ended December 31, 2014, 2013 and 2012 were $7.1 million, $4.1 million and $0.0 million, respectively.
As of December 31, 2014, unrecognized stock-based compensation expense of approximately $25.6 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.59 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
As of December 31, 2014, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 6.0 million, not including shares underlying outstanding grants. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.
The following tables summarize the Company’s equity award activity for the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Common Stock
Outstanding at January 1, 2014	28,550,185	$4.76
Granted	775,000	5.91
Exercised	(1,252,980)	4.27
Forfeited	(1,120,900)	4.79
Canceled	(245,400)	4.70
Outstanding at December 31, 2014	26,705,905	$4.82	7.36	$7,104
Vested or expected to vest at December 31, 2014	26,705,905	$4.82	7.36	$9,657
Exercisable at December 31, 2014	17,348,065	$4.54	6.96	$937

	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Restricted Common Stock Awards
Outstanding at January 1, 2014	415,040	$4.04
Granted	93,312	6.43
Vested	(335,289)	3.84
Forfeited	(6,250)	4.87
Outstanding awards at December 31, 2014	166,813	$5.73
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
As of December 31, 2014, there were outstanding options to purchase a total of 26,090,400 shares of Class A common stock at exercise prices ranging from $2.75 to $7.74 per share under the 2011 Equity Incentive Plan, of which 9,357,840 shares are unvested and 16,732,560 shares are vested.
2008 Equity Incentive Plan
As of December 31, 2014, there were outstanding options to purchase a total of 596,505 shares of Class A common stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. As of December 31, 2014 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.
2004 Equity Incentive Plan
As of December 31, 2014, there were outstanding options to purchase a total of 19,000 shares of Class A common stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. As of December 31, 2014 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

14. Income Taxes
Income tax expense (benefit) from continuing operations for the years ended December 31, 2014, 2013, and 2012 consisted of the following (dollars in thousands):

	2014	2013	2012
Current income tax (benefit) expense
Federal	$—	$—	$(411)
State and local	3,352	2,987	3,076
Total current income tax expense	$3,352	$2,987	$2,665

Deferred tax expense (benefit)
Federal	$7,172	$(65,330)	$(22,487)
State and local	(270)	(6,121)	(14,848)
Total deferred tax expense (benefit)	6,902	(71,451)	(37,335)
Total income tax expense (benefit)	$10,254	$(68,464)	$(34,670)
Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2014, 2013 and 2012 due to the following (dollars in thousands):

	2014	2013	2012
Pretax income (loss) at federal statutory rate	$7,707	$(8,698)	$(51,311)
State income tax expense (benefit), net federal expense (benefit)	992	(209)	4,347
Meals and entertainment	424	291	63
Acquisition costs	—	399	—
Change in state tax rates	(1,580)	296	(10,985)
Section 162 disallowance	562	140	1,438
Impairment charges on goodwill with no tax basis	—	—	35,000
Increase (decrease) in valuation allowance	2,189	(61,512)	(12,812)
Other	(40)	829	(410)
Net income tax expense (benefit)	$10,254	$(68,464)	$(34,670)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013 are presented below (dollars in thousands):

	2014	2013
Current deferred tax assets:
Accounts receivable	$1,975	$1,501
Accrued expenses and other current liabilities	826	3,690
Net operating loss	45,246	41,469
Current deferred tax assets	48,047	46,660
Less: valuation allowance	(4,199)	(3,562)
Net current deferred tax assets	43,848	43,098
Noncurrent deferred tax assets:
Advertising relationships	4,839	7,037
Other liabilities	19,835	16,281
AMT tax credit	2,042	5,037
Net operating loss	136,700	145,056
Noncurrent deferred tax assets	163,416	173,411
Less: valuation allowance	(14,792)	(13,240)
Net noncurrent deferred tax assets	148,624	160,171
Noncurrent deferred tax liabilities:
Intangible assets	560,954	536,351
Property and equipment	38,798	47,083
Cancellation of debt income	51,002	74,396
Other	5,861	2,847
Noncurrent deferred tax liabilities	656,615	660,677
Net noncurrent deferred tax liabilities	507,991	500,506
Net deferred tax liabilities	$464,143	$457,408

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
For the years ended December 31, 2012 and 2011 the Company maintained a full valuation allowance on its net deferred tax assets exclusive of its deferred tax liability on its indefinite lived intangibles. During the year ended December 31, 2012, the Company reduced its valuation allowance from $201.2 million to $171.0 million. This change in valuation allowance of $30.2 million was recorded as a tax benefit to net income for the year and is primarily the result of an increase to future sources of taxable income available to recover the Company's deferred tax assets. During the year ended December 31, 2013, the valuation allowance was reduced by $154.3 million to $16.8 million. The reduction in valuation allowance was recorded as a deferred tax benefit during the year, of which $69.5 million relates to the change in judgment about the future realization of deferred tax assets available at the beginning of the year with the remainder related to the consumption of federal and state net operating losses; primarily the result of taxable income related to the sale of assets to Townsquare. The $16.8 million valuation allowance remaining at December 31, 2013 relates to the current inability to recover certain separate company state net operating losses. During the year ended December 31, 2014, the valuation allowance increased by $2.2 million to $19.0 million. This increase was recorded as deferred tax expense and is the result of the inability to utilize the benefit of current year net operating losses in certain jurisdictions.
At December 31, 2014, Company has federal net operating loss carry forwards, which are available to offset future taxable income, of approximately $433.8 million which will expire in the years 2030 through 2032. At December 31, 2014, the Company has state net operating loss carry forwards available to offset future income of approximately $2.4 billion which will expire in the years 2017 through 2034. In addition to the federal and state net operating loss carry forwards noted above, approximately $1.5 million of net operating loss carry forwards relate to windfall tax benefits associated with the Company's equity based compensation plan that will benefit additional paid in capital when realized. The Company's policy is to treat these equity based net operating loss carry forwards as the last net operating loss carry forwards to be consumed.
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. Of this amount, $0.5 million was recorded to expense in 2014. The total interest and penalties accrued as of December 31, 2014 is $6.2 million. The increase in accrued interest and penalty in 2014 of $2.1 million is the result of additional interest and penalties estimated to be due with respect to uncertain tax positions acquired in the WestwoodOne acquisition of $1.6 million plus the 2014 annual accrual of $0.5 million. The total unrecognized tax benefits and accrued interest and penalties at December 31, 2014 was $20.7 million. Of this total, $17.0 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Of the $20.7 million total unrecognized tax benefits and accrued interest and penalties, $18.1 million relates to items which are not expected to change significantly within the next 12 months. Substantially all federal, state, local and foreign income tax returns have been closed for the tax years through 2010; however, the various tax jurisdictions may adjust the Company's net operating loss carry forwards. The following table reconciles unrecognized tax benefits during the relevant years:

Balance at January 1, 2013	$12,285
Increases for tax positions related to the WestwoodOne acquisition	2,603
Balance at December 31, 2013	$14,888
Increases for tax positions related to the WestwoodOne acquisition	(422)
Balance at December 31, 2014	$14,466

15. Earnings Per Share (“EPS”)
For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Third Amended and Restated Charter, the Company allocates undistributed net income (loss) from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends.
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings (loss), as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each participating security and common share equally, after deducting dividends declared or accretion on preferred stock.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands, except per share data):

	2014	2013	2012
Basic Earnings Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$11,769	$43,613	$(111,932)
Less:
Dividends declared on redeemable preferred stock	—	9,395	13,778
Accretion of redeemable preferred stock	—	2,474	7,117
Participation rights of the Company Warrants in undistributed earnings	358	4,712	—
Participation rights of unvested restricted stock in undistributed earnings	12	63	—
Basic undistributed net income (loss) from continuing operations — attributable to common shares	$11,399	$26,969	$(132,827)
Denominator:
Basic weighted average common shares outstanding	226,142	183,643	162,604
Basic income (loss) from continuing operations per share — attributable to common shares	$0.05	$0.15	$(0.82)
Diluted Earnings Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$11,769	$43,613	$(111,932)
Less:
Dividends declared on redeemable preferred stock	—	9,395	13,778
Accretion of redeemable preferred stock	—	2,474	7,117
Participation rights of the Company Warrants in undistributed net income	354	4,584	—
Participation rights of unvested restricted stock in undistributed earnings	12	63	—
Basic undistributed net income (loss) from continuing operations — attributable to common shares	$11,403	$27,097	$(132,827)
Denominator:
Basic weighted average shares outstanding	226,142	183,643	162,604
Effect of dilutive options and warrants	2,821	3,202	—
Diluted weighted average shares outstanding	228,963	186,845	162,604
Diluted income (loss) from continuing operations per share — attributable to common shares	$0.05	$0.15	$(0.82)

16. Leases
The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $27.4 million, $22.6 million, and $25.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum sublease income to be received and a lease commitment under a sale leaseback agreement as of December 31, 2014 are as follows (in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Sale Leaseback Agreement	Net Commitments
2015	$26,282	$(1,710)	$1,040	$25,612
2016	23,380	(269)	1,076	24,187
2017	20,296	—	1,114	21,410
2018	15,643	—	1,153	16,796
2019	12,648	—	1,193	13,841
Thereafter	32,272	—	—	32,272
	$130,521	$(1,979)	$5,576	$134,118
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
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $174.2 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser entered into the Rdio Agreement, which provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75 million of promotional commitments over five years, Cumulus will receive 15% of the equity interests of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. The Company will record the equity received for services at fair value and will evaluate the investment for impairment in subsequent periods.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for executives, talent, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of December 31, 2014, the Company believes that it will meet such minimum obligations.
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
In connection therewith, the Company and Merlin also entered into an agreement pursuant to which the Company has the right to purchase these two FM radio stations until October 4, 2017, for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million, and Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten-day period commencing October 4, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date.
The Company determined through its review of the requirements of ASC 810 that the Company is not the primary beneficiary of the LMA with Merlin, and, therefore consolidation of the stations is not required.
On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.2 million for the year ended December 31, 2014, which costs are included in corporate expenses in the consolidated statement of operations. As of December 31, 2014, liabilities related to the Exit Plan of $0.4 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $4.3 million of non-current liabilities are included in other liabilities in the consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company is responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement pursuant to which the Company has the right to purchase the radio station until April 5, 2016 for $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or the date that is 18 months after April 25, 2014. In addition, Universal has the right to require the Company to purchase the station at any time during a ten-day period commencing April 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date or the date that is two years after April 25, 2014.
The Company determined through its review of the requirements of ASC 810 that the Company is not the primary beneficiary of the LMA with Universal, and, therefore consolidation of the station is not required.
As described in Note 2, “Acquisitions and Dispositions,” the Company may be required to pay additional cash consideration in connection with the WFME Asset Exchange in New York and the Wise Brothers Acquisition. In addition, as a component of the Country Weekly Acquisition, the Company entered into an agreement with one of the sellers to collaborate on the production, publication and distribution of Country Weekly for a fee of $1.0 million for a period of 6 years from date of the Country Weekly Acquisition.
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

18. Quarterly Results (Unaudited)
The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2014 and 2013, including discontinued operations (see Note 3, “Discontinued Operations”) (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FOR THE YEAR ENDED DECEMBER 31, 2014
Net revenue	$292,044	$328,247	$313,885	$329,247
Operating income	19,122	58,433	41,900	42,375
(Loss) income from continuing operations before income taxes	(16,877)	25,900	6,048	6,952
Net (loss) income	(9,269)	15,137	2,540	3,361
Basic:
(Loss) income from continuing operations per share	$(0.04)	$0.06	$0.01	$0.02
(Loss) income per share	$(0.04)	$0.06	$0.01	$0.02
Diluted:
(Loss) income from continuing operations per share	$(0.04)	$0.06	$0.01	$0.02
(Loss) income per share	$(0.04)	$0.06	$0.01	$0.02
FOR THE YEAR ENDED DECEMBER 31, 2013
Net revenue	$217,839	$270,306	$262,535	$275,458
Operating income	19,277	73,952	62,820	31,317
(Loss) income from continuing operations before income taxes	(24,688)	25,187	17,487	(42,837)
Income (loss) from discontinued operations, net of taxes	17,675	11,987	(3,455)	106,263
Net (loss) income	(8,988)	27,101	7,037	150,933
Basic:
(Loss) income from continuing operations per share	$(0.17)	$0.05	$0.03	$0.20
Income (loss) from discontinued operations per share	$0.10	$0.06	$(0.02)	$0.46
(Loss) income per share	$(0.07)	$0.11	$0.01	$0.66
Diluted:
(Loss) income from continuing operations per share	$(0.17)	$0.05	$0.03	$0.19
Income (loss) from discontinued operations per share	$0.10	$0.06	$(0.02)	$0.45
(Loss) income per share	$(0.07)	$0.11	$0.01	$0.64

19. Supplemental Condensed Consolidating Financial Information
At December 31, 2014, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2014, 2013 and 2012, (ii) condensed consolidating balance sheets as of December 31, 2014 and 2013, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013, and 2012 of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors. These results have been adjusted for discontinued operations (see Note 3, "Discontinued Operations").
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
Reclassifications
Certain account balances in the 2013 and 2012 periods have been reclassified to conform to classifications currently in use. In the accompanying unaudited condensed consolidating statements of operations the Company separately presents content costs and other direct operating expenses as operating expense categories. In certain of the Company's historical disclosures, those line items were presented on a combined basis within the direct operating expenses line item in the statement of operations. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Other direct operating expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in direct operating expenses in 2013 or 2012.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$479	$1,262,944	$—	$—	$1,263,423
Operating expenses:
Content costs	—	—	433,596	—	—	433,596
Other direct operating expenses	—	—	468,349	2,092	—	470,441
Depreciation and amortization	—	1,619	113,656	—	—	115,275
LMA fees	—	—	7,195	—	—	7,195
Corporate expenses (including stock-based compensation expense of $17,638)	—	76,428	—	—	—	76,428
Gain on sale of stations or assets	—	—	(1,342)	—	—	(1,342)
Total operating expenses	—	78,047	1,021,454	2,092	—	1,101,593
Operating (loss) income	—	(77,568)	241,490	(2,092)	—	161,830
Non-operating (expense) income:
Interest expense	(9,349)	(135,920)	—	(264)	—	(145,533)
Interest income	—	—	1,388	—	—	1,388
Other income, net	—	—	4,338	—	—	4,338
Total non-operating (expense) income, net	(9,349)	(135,920)	5,726	(264)	—	(139,807)
(Loss) income from continuing operations before income taxes	(9,349)	(213,488)	247,216	(2,356)	—	22,023
Income tax benefit (expense)	3,739	81,993	(96,928)	942	—	(10,254)
(Loss) income from continuing operations	(5,610)	(131,495)	150,288	(1,414)	—	11,769
Earnings (loss) from consolidated subsidiaries	17,379	148,874	(1,414)	—	(164,839)	—
Net income (loss)	$11,769	$17,379	$148,874	$(1,414)	$(164,839)	$11,769

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$1,063	$1,025,075	$—	$—	$1,026,138
Operating expenses:
Content costs	—	—	264,871	—	—	264,871
Other direct operating expenses	—	—	401,122	2,259	—	403,381
Depreciation and amortization	—	1,913	110,598	—	—	112,511
LMA fees	—	—	3,716	—	—	3,716
Corporate expenses (including stock-based compensation expense of $10,804)	—	59,830	—	—	—	59,830
Gain on sale of assets or stations	—	—	(3,685)	—	—	(3,685)
Gain on derivative instrument	—	—	(1,852)	—	—	(1,852)
Total operating expenses	—	61,743	774,770	2,259	—	838,772
Operating (loss) income	—	(60,680)	250,305	(2,259)	—	187,366
Non-operating (expense) income:
Interest expense	(11,765)	(166,445)	—	(64)	—	(178,274)
Interest income	—	1,289	4	—	—	1,293
Loss on early extinguishment of debt	—	(34,934)	—	—	—	(34,934)
Other expense, net	—	—	(302)	—	—	(302)
Total non-operating expense, net	(11,765)	(200,090)	(298)	(64)	—	(212,217)
(Loss) income from continuing operations before income taxes	(11,765)	(260,770)	250,007	(2,323)	—	(24,851)
Income tax benefit (expense)	4,706	104,308	(41,479)	929	—	68,464
(Loss) income from continuing operations	(7,059)	(156,462)	208,528	(1,394)	—	43,613
Income from discontinued operations, net of taxes	—	—	132,470	—	—	132,470
Earnings (loss) from consolidated subsidiaries	183,142	339,604	(1,394)	—	(521,352)	—
Net income (loss)	$176,083	$183,142	$339,604	$(1,394)	$(521,352)	$176,083

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$2,681	$—	$999,591	$—	$—	$1,002,272
Operating expenses:
Content costs	—	—	244,082	—	—	244,082
Other direct operating expenses	—	—	375,576	3,226	—	378,802
Depreciation and amortization	2,671	—	132,904	—	—	135,575
LMA fees	—	—	3,465	—	—	3,465
Corporate expenses (including stock-based compensation expense of $11,894)	57,438	—	—	—	—	57,438
Impairment of intangible assets	—	—	111,279	14,706	—	125,985
Realized gain on derivative instruments	—	—	(12)	—	—	(12)
Total operating expenses	60,109	—	867,294	17,932	—	945,335
Operating (loss) income	(57,428)	—	132,297	(17,932)	—	56,937
Non-operating (expense) income:
Interest expense	(3,708)	(196,982)	1,116	—	—	(199,574)
Interest income	—	946	—	—	—	946
Loss on early extinguishment of debt	—	(2,432)	—	—	—	(2,432)
Other expense, net	—	—	(2,479)	—	—	(2,479)
Total non-operating expense, net	(3,708)	(198,468)	(1,363)	—	—	(203,539)
(Loss) income from continuing operations before income taxes	(61,136)	(198,468)	130,934	(17,932)	—	(146,602)
Income tax benefit	—	—	25,290	9,380	—	34,670
(Loss) income from continuing operations	(61,136)	(198,468)	156,224	(8,552)	—	(111,932)
Income from discontinued operations, net of taxes	—	—	50,336	28,867	—	79,203
Earnings (loss) from consolidated subsidiaries	28,407	226,875	20,315	—	(275,597)	—
Net (loss) income	$(32,729)	$28,407	$226,875	$20,315	$(275,597)	$(32,729)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2014
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,268	$3	$—	$—	$7,271
Restricted cash	—	10,055	—	—	—	10,055
Accounts receivable, less allowance for doubtful accounts of $6,004	—	—	—	248,308	—	248,308
Trade receivable	—	—	2,455	—	—	2,455
Asset held for sale	—	—	15,007	—	—	15,007
Prepaid expenses and other current assets	—	66,020	21,710	—	—	87,730
Total current assets	—	83,343	39,175	248,308	—	370,826
Property and equipment, net	—	2,653	218,844	—	—	221,497
Broadcast licenses	—	—	—	1,596,715	—	1,596,715
Other intangible assets, net	—	—	243,640	—	—	243,640
Goodwill	—	—	1,253,823	—	—	1,253,823
Investment in consolidated subsidiaries	627,363	4,154,147	1,097,404	—	(5,878,914)	—
Intercompany receivables	—	86,527	1,462,776	—	(1,549,303)	—
Other assets	—	32,776	25,420	744	—	58,940
Total assets	$627,363	$4,359,446	$4,341,082	$1,845,767	$(7,428,217)	$3,745,441
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$30,322	$121,336	$—	$—	$151,658
Trade payable	—	—	3,964	—	—	3,964
Total current liabilities	—	30,322	125,300	—	—	155,622
Long-term debt, excluding 7.75% senior notes	—	1,875,127	—	—	—	1,875,127
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	—	2,166	52,955	—	—	55,121
Intercompany payables	85,783	1,214,468	—	249,052	(1,549,303)	—
Deferred income taxes	—	—	8,680	499,311	—	507,991
Total liabilities	85,783	3,732,083	186,935	748,363	(1,549,303)	3,203,861
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 254,997,925 shares issued and 232,378,371 shares outstanding	2,549	—	—	—	—	2,549
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,619,554 shares	(231,588)	—	—	—	—	(231,588)
Additional paid-in-capital	1,600,963	244,233	4,163,779	2,072,591	(6,480,603)	1,600,963
Accumulated (deficit) equity	(830,350)	383,130	(9,632)	(975,187)	601,689	(830,350)
Total stockholders’ equity (deficit)	541,580	627,363	4,154,147	1,097,404	(5,878,914)	541,580
Total liabilities and stockholders’ equity (deficit)	$627,363	$4,359,446	$4,341,082	$1,845,767	$(7,428,217)	$3,745,441

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,804	$20,988	$—	$—	$—	$32,792
Restricted cash	—	6,146	—	—	—	6,146
Accounts receivable, less allowance for doubtful accounts of $5,306	—	—	—	264,805	—	264,805
Trade receivable	—	—	4,419	—	—	4,419
Prepaid expenses and other current assets	—	5,948	62,945	—	—	68,893
Total current assets	11,804	33,082	67,364	264,805	—	377,055
Property and equipment, net	—	3,272	251,430	—	—	254,702
Broadcast licenses	—	—	—	1,596,337	—	1,596,337
Other intangible assets, net	—	—	315,490	—	—	315,490
Goodwill	—	—	1,256,741	—	—	1,256,741
Investment in consolidated subsidiaries	589,163	3,824,690	1,118,952	—	(5,532,805)	—
Intercompany receivables	—	88,227	1,011,218	24,090	(1,123,535)	—
Other assets	—	46,774	22,440	896	—	70,110
Total assets	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$24,966	$121,521	$50	$—	$146,537
Trade payable	—	—	3,846	—	—	3,846
Current portion of long-term debt	—	5,937	—	—	—	5,937
Total current liabilities	—	30,903	125,367	50	—	156,320
Long-term debt, excluding 7.75% senior notes	—	1,985,956	—	—	—	1,985,956
7.75% senior notes	—	610,000	—	—	—	610,000
Secured loan	—	—	—	25,000	—	25,000
Other liabilities	—	10,430	69,483	—	—	79,913
Intercompany payables	88,227	769,593	—	265,715	(1,123,535)	—
Deferred income taxes	—	—	24,095	476,411	—	500,506
Total liabilities	88,227	3,406,882	218,945	767,176	(1,123,535)	3,357,695
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 222,399,019 shares issued and 198,193,819 shares outstanding	2,223	—	—	—	—	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,205,200 shares	(251,193)	—	—	—	—	(251,193)
Additional paid-in-capital	1,603,669	223,412	3,983,196	2,092,725	(6,299,333)	1,603,669
Accumulated (deficit) equity	(842,119)	365,751	(158,506)	(973,773)	766,528	(842,119)
Total stockholders’ equity (deficit)	512,740	589,163	3,824,690	1,118,952	(5,532,805)	512,740
Total liabilities and stockholders’ equity (deficit)	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$11,769	$17,379	$148,874	$(1,414)	$(164,839)	$11,769
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,619	113,656	—	—	115,275
Amortization of debt issuance costs/discounts	—	9,302	—	191	—	9,493
Provision for doubtful accounts	—	—	4,302	—	—	4,302
Gain on sale of assets or stations	—	—	(1,342)	—	—	(1,342)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(3,739)	(81,993)	93,576	(942)	—	6,902
Stock-based compensation expense	—	17,638	—	—	—	17,638
Earnings from consolidated subsidiaries	(17,379)	(148,874)	1,414	—	164,839	—
Changes in assets and liabilities	—	349,463	(368,911)	(7,814)	—	(27,262)
Net cash (used in) provided by operating activities	(9,349)	164,555	(8,431)	(9,979)	—	136,796
Cash flows from investing activities:
Proceeds from exchange of assets or stations	—	—	15,843	—	—	15,843
Restricted cash	—	(3,909)	—	—	—	(3,909)
Acquisitions less cash acquired	—	—	(8,500)	—	—	(8,500)
Capital expenditures	—	(1,000)	(18,006)	—	—	(19,006)
Net cash used in investing activities	—	(4,909)	(10,663)	—	—	(15,572)
Cash flows from financing activities:
Intercompany transactions, net	(3,188)	(50,909)	19,097	35,000	—	—
Repayments of borrowings under revolving credit facilities	—	(121,125)	—	(35,000)	—	(156,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding payments on behalf of employees	—	(1,332)	—	—	—	(1,332)
Proceeds from exercise of warrants	113	—	—	—	—	113
Proceeds from exercise of options	620	—	—	—	—	620
Deferred financing costs	—	—	—	(21)	—	(21)
Net cash provided by (used in) financing activities	(2,455)	(173,366)	19,097	9,979	—	(146,745)
(Decrease) increase in cash and cash equivalents	(11,804)	(13,720)	3	—	—	(25,521)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$7,268	$3	$—	$—	$7,271

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$176,083	$183,142	$339,604	$(1,394)	$(521,352)	$176,083
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,913	115,038	—	—	116,951
Amortization of debt issuance costs/discount	—	9,905	—	14	—	9,919
Provision for doubtful accounts	—	—	3,349	—	—	3,349
Gain on sale of assets or stations	—	—	(3,685)	—	—	(3,685)
Gain on exchange of assets or stations	—	—	(108,158)	—	—	(108,158)
Fair value adjustment of derivative instruments	—	23	(1,852)	—	—	(1,829)
Deferred income taxes	—	—	(77,551)	1,173	—	(76,378)
Stock-based compensation expense	—	10,804	—	—	—	10,804
Loss on early extinguishment of debt	—	34,934	—	—	—	34,934
Earnings from consolidated subsidiaries	(183,142)	(339,604)	1,394	—	521,352	—
Changes in assets and liabilities	—	46,572	(329,635)	242,214	—	(40,849)
Net cash (used in) provided by operating activities	(7,059)	(52,311)	(61,496)	242,007	—	121,141
Cash flows from investing activities:
Restricted cash	—	(225)	—	—	—	(225)
Proceeds from exchange of assets or stations	—	—	241,519	—	—	241,519
Capital expenditures	—	(495)	(10,586)	—	—	(11,081)
Acquisitions less cash required	—	—	(322,838)	—	—	(322,838)
Net cash used in investing activities	—	(720)	(91,905)	—	—	(92,625)
Cash flows from financing activities:
Intercompany transactions, net	(70,524)	189,671	146,950	(266,097)	—	—
Repayments of borrowings under revolving credit facilities	—	(2,111,688)	—	—	—	(2,111,688)
Tax withholding paid on behalf of employees	(337)	—	—	—	—	(337)
Preferred stock dividends	(9,395)	—	—	—	—	(9,395)
Proceeds from exercise of warrants	93	—	—	—	—	93
Proceeds from exercise of options	818	—	—	—	—	818
Redemption of preferred stock	(150,391)	—	—	—	—	(150,391)
Proceeds from borrowings under term loans and revolving credit facilities	—	2,002,308	—	25,000	—	2,027,308
Proceeds from issuance of common equity securities	94,300	—	—	—	—	94,300
Proceeds from issuance of preferred stock	77,241	—	—	—	—	77,241
Deferred financing costs	—	(6,272)	—	(910)	—	(7,182)
Financing costs paid in connection with the issuance of equity securities	(4,541)	—	—	—	—	(4,541)
Net cash (used in) provided by financing activities	(62,736)	74,019	146,950	(242,007)	—	(83,774)
(Decrease) increase in cash and cash equivalents	(69,795)	20,988	(6,451)	—	—	(55,258)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$11,804	$20,988	$—	$—	$—	$32,792

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,729)	$28,407	$226,875	$20,315	$(275,597)	$(32,729)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,671	—	140,632	—	—	143,303
Amortization of debt issuance costs/discounts	—	10,130	—	—	—	10,130
Provision for doubtful accounts	—	—	3,694	—	—	3,694
Gain on sale of assets or stations	—	—	2,277	—	—	2,277
Gain on exchange of assets or stations	—	—	(37,990)	(24,977)	—	(62,967)
Fair value adjustment of derivative instruments	332	—	(12)	—	—	320
Impairment of intangible assets	—	—	127,141	—	—	127,141
Deferred income taxes	—	—	(28,681)	10,454	—	(18,227)
Stock-based compensation expense	11,893	—	—	—	—	11,893
Loss on early extinguishment of debt	—	2,432	—	—	—	2,432
Earnings from consolidated subsidiaries	(28,407)	(226,875)	(20,315)	—	275,597	—
Changes in assets and liabilities	(80,084)	3,075	87,256	(18,024)	—	(7,777)
Net cash (used in) provided by operating activities	(126,324)	(182,831)	500,877	(12,232)	—	179,490
Cash flows from investing activities:
Restricted cash	(2,067)	—	—	—	—	(2,067)
Proceeds from sale of assets or stations	1,897	—	—	—	—	1,897
Capital expenditures	(722)	—	(5,885)	—	—	(6,607)
Proceeds from exchange of assets or stations	—	—	114,918	—	—	114,918
Acquisition less cash required	—	—	(9,998)	—	—	(9,998)
Net cash (used in) provided by investing activities	(892)	—	99,035	—	—	98,143
Cash flows from financing activities:
Intercompany transactions, net	263,963	336,144	(612,339)	12,232	—	—
Repayment of borrowings under term loans and revolving credit facilities	—	(174,313)	—	—	—	(174,313)
Tax withholding payments on behalf of employees	(1,952)	—	—	—	—	(1,952)
Preferred stock dividends	(15,017)	—	—	—	—	(15,017)
Proceeds from exercise of warrants	142	—	—	—	—	142
Proceeds from borrowings under term loans and revolving credit facilities	—	21,000	—	—	—	21,000
Deferred financing costs	(802)	—	—	—	—	(802)
Redemption of preferred stock	(49,233)	—				(49,233)
Net cash provided by (used in) financing activities	197,101	182,831	(612,339)	12,232	—	(220,175)
Increase (decrease) in cash and cash equivalents	69,885	—	(12,427)	—	—	57,458
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592
Cash and cash equivalents at end of period	$81,599	$—	$6,451	$—	$—	$88,050

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2014	$5,306	$4,302	$(3,604)	$6,004
2013	$4,131	$3,349	$(2,174)	$5,306
2012	$2,765	$3,694	$(2,328)	$4,131
Valuation allowance on deferred taxes
2014	$16,802	$2,189	$—	$18,991
2013	$171,062	$—	$(154,260)	$16,802
2012	$201,238	$—	$(30,176)	$171,062

S-1

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Cumulus Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.