Form 10-Q
period 2015-03-31
CUMULUS MEDIA INC
filed 2015-04-30
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2015, the registrant had 233,281,577 outstanding shares of common stock consisting of: (i) 232,636,706 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$22,758	$7,271
Restricted cash	8,414	10,055
Accounts receivable, less allowance for doubtful accounts of $5,158 and $6,004 at March 31, 2015 and December 31, 2014, respectively	217,824	248,308
Trade receivable	4,103	2,455
Assets held for sale	45,157	15,007
Prepaid expenses and other current assets	90,473	87,730
Total current assets	388,729	370,826
Property and equipment, net	193,459	221,497
Broadcast licenses	1,593,939	1,596,715
Other intangible assets, net	226,343	243,640
Goodwill	1,252,694	1,253,823
Other assets	58,222	58,940
Total assets	$3,713,386	$3,745,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$142,254	$151,658
Trade payable	4,729	3,964
Total current liabilities	146,983	155,622
Long-term debt, excluding 7.75% senior notes	1,876,177	1,875,127
7.75% senior notes	610,000	610,000
Other liabilities	51,299	55,121
Deferred income taxes	495,593	507,991
Total liabilities	3,180,052	3,203,861
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,280,514 and 254,997,925 shares issued, and 232,636,706 and 232,378,371 shares outstanding, at March 31, 2015 and December 31, 2014, respectively	2,552	2,549
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both March 31, 2015 and December 31, 2014	6	6
Treasury stock, at cost, 22,643,808 and 22,619,554 shares at March 31, 2015 and December 31, 2014, respectively	(231,684)	(231,588)
Additional paid-in-capital	1,604,825	1,600,963
Accumulated deficit	(842,365)	(830,350)
Total stockholders’ equity	533,334	541,580
Total liabilities and stockholders’ equity	$3,713,386	$3,745,441
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$271,079	$292,044
Operating expenses:
Content costs	100,807	108,493
Selling, general & administrative expenses	116,307	115,335
Depreciation and amortization	25,311	28,881
LMA fees	2,498	1,557
Corporate expenses (including stock-based compensation expense of $3,863 and $4,091, respectively)	13,462	19,194
Loss (gain) on sale of assets or stations	819	(538)
Total operating expenses	259,204	272,922
Operating income	11,875	19,122
Non-operating (expense) income:
Interest expense	(34,984)	(36,265)
Interest income	358	331
Other income (expense), net	379	(65)
Total non-operating expense, net	(34,247)	(35,999)
Loss before income taxes	(22,372)	(16,877)
Income tax benefit	10,357	7,608
Net loss	$(12,015)	$(9,269)
Basic and diluted loss per common share (see Note 9, “Earnings (Loss) Per Share”):
Basic and diluted loss per share	$(0.05)	$(0.04)
Weighted average basic and diluted common shares outstanding	233,125,055	215,703,667
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,015)	$(9,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,311	28,881
Amortization of debt issuance costs/discounts	2,342	2,318
Provision for doubtful accounts	596	568
Loss (gain) on sale of assets or stations	819	(538)
Fair value adjustment of derivative instruments	—	14
Deferred income taxes	(9,961)	(7,631)
Stock-based compensation expense	3,863	4,091
Changes in assets and liabilities:
Accounts receivable	29,888	32,065
Trade receivable	(1,648)	234
Prepaid expenses and other current assets	(5,180)	(10,303)
Other assets	(574)	(1,336)
Accounts payable and accrued expenses	(9,406)	4,087
Trade payable	765	(466)
Other liabilities	(3,822)	(5,839)
Net cash provided by operating activities	20,978	36,876
Cash flows from investing activities:
Restricted cash	1,641	—
Proceeds from sale of assets or stations	3,055	1,054
Capital expenditures	(10,095)	(1,335)
Net cash used in investing activities	(5,399)	(281)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	—	(30,937)
Deferred financing costs	—	(21)
Tax withholding payments on behalf of employees	(93)	(1,314)
Proceeds from exercise of warrants	1	38
Proceeds from exercise of options	—	117
Net cash used in financing activities	(92)	(32,117)
Increase in cash and cash equivalents	15,487	4,478
Cash and cash equivalents at beginning of period	7,271	32,792
Cash and cash equivalents at end of period	$22,758	$37,270
Supplemental disclosures of cash flow information:
Interest paid	$20,229	$23,520
Income taxes (refunds) paid	(112)	8,708
Supplemental disclosures of non-cash flow information:
Trade revenue	$10,176	$9,424
Trade expense	9,439	9,393
Equity interest in Pulser Media	435	1,887
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
Nature of Business
The Company combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for shareholders. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, approximately 8,500 broadcast radio affiliates and numerous digital channels. The Company believes it is well-positioned in the widening digital audio space through a significant stake in the Rdio digital music service, featuring over 30 million songs on-demand in addition to custom playlists and exclusive curated channels. The Company is also the leading provider of country music and lifestyle content through its NASH brand, which serves country fans through radio programming, NASH magazine, concerts, licensed products and television/video.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2014 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three months ended March 31, 2015, the cash flows for the three months ended March 31, 2015 and the Company’s financial condition as of March 31, 2015, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Assets Held for Sale
During the three months ended March 31, 2015, the Company finalized a plan to sell certain land. During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party. The Company expects these sales to close in the next twelve months and, therefore, the carrying value of the identified assets has been classified as held for sale in the unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. The estimated fair value of the land and buildings is in excess of the carrying value.

Adoption of New Accounting Standards
ASU 2014-08. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU will also require entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The Company adopted this guidance effective January 1, 2015. The adoption of this guidance did not have an impact on the consolidated financial statements.
Recent Accounting Standards Updates
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. The ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently assessing the expected impact that this ASU will have on the consolidated financial statements.
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
ASU 2015-01. In January 2015, the FASB issued ASU 2015-01. The amendments in this ASU eliminate the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The ASU will be effective for fiscal years beginning after December 15, 2015 and subsequent interim periods. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-02. In February 2015, the FASB issued ASU 2015-02. The amendments in this ASU provide modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. The ASU will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-03. In April 2015, the FASB issued ASU 2015-03. The amendments in this ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

2. Acquisitions and Dispositions

2014 Acquisitions and Dispositions

Country Weekly Acquisition
On November 7, 2014, the Company completed the purchase of Country Weekly magazine and its related business (“Country Weekly”) for $3.0 million in cash (the "Country Weekly Acquisition"). The Company had previously included NASH branded inserts into the Country Weekly publication.

Wise Brothers Acquisition
On August 1, 2014, the Company completed the purchase of Wise Brother Media, Inc. for $5.5 million in cash (the "Wise Brothers Acquisition"). Revenues attributable to the assets acquired in the Wise Brothers Acquisition were not material to the Company’s condensed consolidated statement of operations for the year ended December 31, 2014.
The table below summarizes the purchase price allocation in the Wise Brothers Acquisition (dollars in thousands):

Allocation	Amount
Property and equipment	$50
Deferred income taxes	100
Other intangible assets	5,025
Goodwill	475
Current liabilities	(75)
Other liabilities	(75)
Total purchase price	$5,500
The definite-lived intangible assets acquired in the Wise Brothers Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Other intangibles - programming content	4	$5,025
Pro forma financial information for the Country Weekly Acquisition and Wise Brothers Acquisition is not required, as such information is not material to the Company's financial statements.

3. Restricted Cash
As of March 31, 2015 and December 31, 2014, the Company’s balance sheet included approximately $8.4 million and $10.1 million, respectively, in restricted cash, of which $0.6 million relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. At March 31, 2015 and December 31, 2014, the Company held $7.8 million and $9.5 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

4. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2014 to December 31, 2014 and January 1, 2015 to March 31, 2015, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2014	$1,596,337	$315,490	$1,911,827
Purchase price allocation adjustments	963	—	963
Acquisitions	—	8,205	8,205
Dispositions	(585)	(74)	(659)
Amortization	—	(79,981)	(79,981)
Balance as of December 31, 2014	1,596,715	243,640	1,840,355
Purchase price allocation adjustments	—	—	—
Acquisitions	—	—	—
Dispositions	(2,776)	—	(2,776)
Amortization	—	(17,297)	(17,297)
Balance as of March 31, 2015	$1,593,939	$226,343	$1,820,282

The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2015 to March 31, 2015 and January 1, 2014 to March 31, 2014, and balances as of such dates (dollars in thousands):

Goodwill:	2015	2014
Balance as of January 1:
Goodwill	$1,583,564	$1,586,482
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,253,823	1,256,741
Acquisition	—	886
Purchase price allocation adjustments	—	(3,188)
Disposition	(1,129)	(616)
Balance as of March 31:
Goodwill	1,582,435	1,583,564
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,252,694	$1,253,823
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of March 31, 2015 to necessitate the test as fair value exceeded carrying value.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Term Loan and Securitization Facility:
Term loan	$1,903,875	$1,903,875
Securitization facility	—	—
Less: term loan discount	(27,698)	(28,748)
Total Term Loan and Securitization Facility	1,876,177	1,875,127
7.75% senior notes	610,000	610,000
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,486,177	$2,485,127

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
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate Floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of the (i) Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date.
At March 31, 2015, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at March 31, 2015 was 5.50 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of March 31, 2015 the Company's leverage was greater than the required ratio and, as a result, the Company did not have access to borrowings under the Revolving Credit Facility. The Company will not regain access until the Company is able to satisfy the first lien ratio requirement that would permit such borrowings.
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
At March 31, 2015 and December 31, 2014, the Company had $1.904 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.

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
Interest on the 7.75% Senior Notes is payable on each May 1 and November 1 of each year. The 7.75% Senior Notes mature on May 1, 2019.
Cumulus Holdings, as issuer of the 7.75% Senior Notes, may redeem all or part of the 7.75% Senior Notes at any time on or after May 1, 2015 at a price equal to 100% of the principal amount, plus a “make-whole” premium. If Cumulus Holdings sells certain assets or experiences specific kinds of changes in control, it will be required to make an offer to purchase the 7.75% Senior Notes.
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At March 31, 2015, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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

At March 31, 2015 and December 31, 2014, there were no amounts outstanding under the Securitization Facility.
For each of the three months ended March 31, 2015 and 2014, the Company recorded an aggregate of $2.3 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility respectively.

6. Fair Value Measurements
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of March 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Equity interest in Pulser Media (1)	$17,774	$—	$—	$17,774
Total assets	$17,774	$—	$—	$17,774
Financial liabilities:
Other current liabilities
Contingent consideration (2)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Equity interest in Pulser Media (1)	$17,339	$—	$—	$17,339
Total assets	$17,339	$—	$—	$17,339
Financial liabilities:
Other current liabilities
Contingent consideration (2)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

(1)
On September 13, 2013, the Company and Pulser Media Inc. (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive a 15% equity interest in Pulser, with the opportunity to earn additional equity, see Note 11, "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using inputs that are supported by little or no market activity (a Level 3 measurement). At March 31, 2015 the fair value of the equity interest in Pulser approximated its cost basis and the Company determined that the investment was not impaired.

(2)
The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the Wise Brothers Acquisition and the Company's 2013 asset exchange with Family Stations, Inc. (the "WFME Asset Exchange").

The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser from January 1, 2015 to March 31, 2015 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2015	$17,339
Add: Additions to equity interest in Pulser	435
Fair value balance at March 31, 2015	$17,774
The reconciliation below contains the components of the change in continuing contingency associated with the contingent consideration from January 1, 2015 to March 31, 2015 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2015	$(181)
Mark to market adjustment	—
Fair value balance at March 31, 2015	$(181)
Quantitative information regarding the significant unobservable inputs related to the WFME Asset Exchange contingent consideration as of March 31, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
Quantitative information regarding the significant unobservable inputs related to the Wise Brothers Acquisition contingent consideration as of March 31, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$150	Income Approach	Total term	2 years
		Conditions	4
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	March 31, 2015	December 31, 2014
Term Loan:
Carrying value	$1,903,875	$1,903,875
Fair value - Level 2	1,875,317	1,856,278
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	597,800	617,625
As of March 31, 2015, the Company used trading prices of 98.50% to calculate the fair value of the Term Loan and 98.00% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2014, the Company used trading prices of 97.50% to calculate the fair value of the Term Loan and 101.25% to calculate the fair value of the 7.75% Senior Notes.

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
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At March 31, 2015, 0.4 million 2009 Warrants remained outstanding.
Company Warrants
As a component of the Company's September 16, 2011 acquisition of Citadel Broadcasting Corporation (the "Citadel Merger") and the related financing transactions, the Company issued warrants to purchase an aggregate of 71.7 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
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
During the three months ended March 31, 2015, approximately 0.3 million Company Warrants were converted into shares of Class A common stock. At March 31, 2015, 1.1 million Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the, case of stock splits, dividends and the like. As of March 31, 2015, all 7.8 million Crestview Warrants remained outstanding.

8. Stock-Based Compensation Expense
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
On December 27, 2012, the Company issued stock options to an officer of the Company exercisable for 0.8 million shares of Class A common stock with an aggregate grant date fair value of $1.1 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award having vested on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
On May 22, 2014, the Company granted 93,312 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During the three months ended March 31, 2015, the Company granted 250,000 stock options with an aggregate grant date fair value of $0.6 million. During the three months ended March 31, 2014, the Company granted 0.4 million stock options with an aggregate grant date fair value of $1.7 million. The options range in exercise price from $2.91 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three months ended March 31, 2015, and 2014, the Company recognized approximately $3.9 million and $4.1 million, respectively, in stock-based compensation expense related to equity awards.
As of March 31, 2015, unrecognized stock-based compensation expense of approximately $22.2 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.47 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the three months ended March 31, 2015 and March 31, 2014 was $0.1 million and $1.0 million, respectively. There were no stock options exercised during the three months ended March 31, 2015 and 1.1 million stock options were exercised during the three months ended March 31, 2014.

9. Earnings (Loss) Per Share
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
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings (loss), as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each participating security and common shares equally. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Basic Loss Per Share
Numerator:
Undistributed net loss from continuing operations	$(12,015)	$(9,269)
Less:
Participation rights of the Company Warrants in undistributed earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss attributable to common shares	$(12,015)	$(9,269)
Denominator:
Basic weighted average shares outstanding	233,125	215,704
Basic undistributed net loss per share attributable to common shares	$(0.05)	$(0.04)
Diluted Loss Per Share:
Numerator:
Undistributed net loss from continuing operations	$(12,015)	$(9,269)
Less:
Participation rights of the Company Warrants in undistributed net earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss attributable to common shares	$(12,015)	$(9,269)
Denominator:
Basic weighted average shares outstanding	233,125	215,704
Effect of dilutive stock options and warrants	—	—
Diluted weighted average shares outstanding	233,125	215,704
Diluted undistributed net loss per share attributable to common shares	$(0.05)	$(0.04)

10. Income Taxes
For the three months ended March 31, 2015, the Company recorded an income tax benefit of $10.4 million on a pre-tax loss of $22.4 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately 46.4%. For the three months ended March 31, 2014, the Company recorded an income tax benefit of $7.6 million on pre-tax loss of $16.9 million, resulting in an effective tax rate for the three months ended March 31, 2014 of approximately 45.0%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three months ended March 31, 2015, and 2014 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"). As of March 31, 2015, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
We believe our annual effective tax rate before discrete items for fiscal year 2015 will be approximately 44.8%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to the valuation allowance on certain forecasted state net operating losses in 2014.

11. Commitments and Contingencies
Future Commitments
Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. In January 2010, the Radio Music License Committee (the “RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, filed motions in the New York courts against these organizations on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement was a $75.0 million industry fee credit against fees previously paid in 2010 and 2011, with such fees to be credited over the remaining period of the contract. The Company began recognizing the ASCAP credits as a reduction in operating expenses on January 1, 2012. On August 28, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and BMI concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement was a $70.5 million industry fee credit against fees previously paid in 2010 and 2011, with such fees having been made immediately available to the industry.
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $135.1 million and is expected to be paid in accordance with the agreements through December 2017.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of March 31, 2015, the Company believes that it will meet such minimum obligations.
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

On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. As of March 31, 2015, liabilities related to the Exit Plan of $0.4 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $4.1 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company is responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement pursuant to which the Company has the right to purchase the radio station at any time until April 5, 2016 for $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or the date that is 18 months after April 25, 2014. In addition, Universal has the right to require the Company to purchase the station at any time during a ten-day period commencing April 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date and the date that is two years after April 25, 2014.
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

12. Supplemental Condensed Consolidating Financial Information
At March 31, 2015, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, (ii) unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, and (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$270,954	$—	$—	$271,079
Operating expenses:
Content costs	—	—	100,807	—	—	100,807
Selling, general & administrative expenses	—	—	115,776	531	—	116,307
Depreciation and amortization	—	260	25,051	—	—	25,311
LMA fees	—	—	2,498	—	—	2,498
Corporate expenses (including stock-based compensation expense of $3,863)	—	13,462	—	—	—	13,462
Loss on sale of assets or stations	—	—	819	—	—	819
Total operating expenses	—	13,722	244,951	531	—	259,204
Operating (loss) income	—	(13,597)	26,003	(531)	—	11,875
Non-operating (expense) income:
Interest expense	(2,184)	(32,753)	—	(47)	—	(34,984)
Interest income	—	—	358	—	—	358
Other income, net	—	—	379	—	—	379
Total non-operating (expense) income, net	(2,184)	(32,753)	737	(47)	—	(34,247)
(Loss) income before income taxes	(2,184)	(46,350)	26,740	(578)	—	(22,372)
Income tax benefit (expense)	867	28,242	(10,617)	(8,135)	—	10,357
(Loss) income from continuing operations	(1,317)	(18,108)	16,123	(8,713)	—	(12,015)
(Loss) earnings from consolidated subsidiaries	(10,698)	7,410	(8,713)	—	12,001	—
Net (loss) income	$(12,015)	$(10,698)	$7,410	$(8,713)	$12,001	$(12,015)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$104	$291,940	$—	$—	$292,044
Operating expenses:
Content costs	—	—	108,493	—	—	108,493
Selling, general & administrative expenses	—	—	114,744	591	—	115,335
Depreciation and amortization	—	458	28,423	—	—	28,881
LMA fees	—	—	1,557	—	—	1,557
Corporate expenses (including stock-based compensation expense of $4,091)	—	19,194	—	—	—	19,194
Gain on sale of assets or stations	—	—	(538)	—	—	(538)
Total operating expenses	—	19,652	252,679	591	—	272,922
Operating (loss) income	—	(19,548)	39,261	(591)	—	19,122
Non-operating (expense) income:
Interest expense	(2,576)	(33,644)	—	(45)	—	(36,265)
Interest income	—	—	331	—	—	331
Other expense, net	—	—	(65)	—	—	(65)
Total non-operating (expense) income, net	(2,576)	(33,644)	266	(45)	—	(35,999)
(Loss) income before income taxes	(2,576)	(53,192)	39,527	(636)	—	(16,877)
Income tax benefit (expense)	942	19,061	(12,599)	204	—	7,608
(Loss) income from continuing operations	(1,634)	(34,131)	26,928	(432)	—	(9,269)
(Loss) earnings from consolidated subsidiaries	(7,635)	26,496	(432)	—	(18,429)	—
Net (loss) income	$(9,269)	$(7,635)	$26,496	$(432)	$(18,429)	$(9,269)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$22,758	$—	$—	$—	$22,758
Restricted cash	—	8,414	—	—	—	8,414
Accounts receivable, less allowance for doubtful accounts of $5,158	—	—	—	217,824	—	217,824
Trade receivable	—	—	4,103	—	—	4,103
Asset held for sale		—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	63,795	26,678	—	—	90,473
Total current assets	—	94,967	75,938	217,824	—	388,729
Property and equipment, net	—	2,816	190,643	—	—	193,459
Broadcast licenses	—	—	—	1,593,939	—	1,593,939
Other intangible assets, net	—	—	226,343	—	—	226,343
Goodwill	—	—	1,252,694	—	—	1,252,694
Investment in consolidated subsidiaries	621,301	4,191,054	1,086,494	—	(5,898,849)	—
Intercompany receivables, net	—	88,663	1,476,597	—	(1,565,260)	—
Other assets	—	31,708	25,818	696	—	58,222
Total assets	$621,301	$4,409,208	$4,334,527	$1,812,459	$(7,464,109)	$3,713,386
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$40,777	$101,477	$—	$—	$142,254
Trade payable	—	—	4,729	—	—	4,729
Total current liabilities	—	40,777	106,206	—	—	146,983
Long-term debt, excluding 7.75% Senior Notes	—	1,876,177	—	—	—	1,876,177
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	2,180	49,119	—	—	51,299
Intercompany payables, net	87,967	1,258,773	—	218,520	(1,565,260)	—
Deferred income taxes	—	—	(11,852)	507,445	—	495,593
Total liabilities	87,967	3,787,907	143,473	725,965	(1,565,260)	3,180,052
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,280,514 shares issued and 232,636,706 shares outstanding	2,552	—	—	—	—	2,552
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,643,808 shares	(231,684)	—	—	—	—	(231,684)
Additional paid-in-capital	1,604,825	248,869	4,193,276	2,070,394	(6,512,539)	1,604,825
Accumulated (deficit) equity	(842,365)	372,432	(2,222)	(983,900)	613,690	(842,365)
Total stockholders’ equity (deficit)	533,334	621,301	4,191,054	1,086,494	(5,898,849)	533,334
Total liabilities and stockholders’ equity (deficit)	$621,301	$4,409,208	$4,334,527	$1,812,459	$(7,464,109)	$3,713,386

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2014
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors		Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,268	$3	$—		$—	$7,271
Restricted cash	—	10,055	—	—		—	10,055
Accounts receivable, less allowance for doubtful accounts of $6,004	—	—	—	248,308		—	248,308
Trade receivable	—	—	2,455	—		—	2,455
Asset held for sale	—	—	15,007	—	—	—	15,007
Prepaid expenses and other current assets	—	66,020	21,710	—		—	87,730
Total current assets	—	83,343	39,175	248,308		—	370,826
Property and equipment, net	—	2,653	218,844	—		—	221,497
Broadcast licenses	—	—	—	1,596,715		—	1,596,715
Other intangible assets, net	—	—	243,640	—		—	243,640
Goodwill	—	—	1,253,823	—		—	1,253,823
Investment in consolidated subsidiaries	627,363	4,154,147	1,097,404	—		(5,878,914)	—
Intercompany receivables, net	—	86,527	1,462,776	—		(1,549,303)	—
Other assets	—	32,776	25,420	744		—	58,940
Total assets	$627,363	$4,359,446	$4,341,082	$1,845,767		$(7,428,217)	$3,745,441
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$30,322	$121,336	$—		$—	$151,658
Trade payable	—	—	3,964	—		—	3,964
Total current liabilities	—	30,322	125,300	—		—	155,622
Long-term debt, excluding 7.75% Senior Notes	—	1,875,127	—	—		—	1,875,127
7.75% Senior Notes	—	610,000	—	—		—	610,000
Other liabilities	—	2,166	52,955	—		—	55,121
Intercompany payables, net	85,783	1,214,468	—	249,052		(1,549,303)	—
Deferred income taxes	—	—	8,680	499,311		—	507,991
Total liabilities	85,783	3,732,083	186,935	748,363		(1,549,303)	3,203,861
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 254,997,925 shares issued and 232,378,371 shares outstanding	2,549	—	—	—		—	2,549
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—		—	6
Treasury stock, at cost, 22,619,554 shares	(231,588)	—	—	—		—	(231,588)
Additional paid-in-capital	1,600,963	244,233	4,163,779	2,072,591		(6,480,603)	1,600,963
Accumulated (deficit) equity	(830,350)	383,130	(9,632)	(975,187)		601,689	(830,350)
Total stockholders’ equity (deficit)	541,580	627,363	4,154,147	1,097,404		(5,878,914)	541,580
Total liabilities and stockholders’ equity (deficit)	$627,363	$4,359,446	$4,341,082	$1,845,767		$(7,428,217)	$3,745,441

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,015)	$(10,698)	$7,410	$(8,713)	$12,001	$(12,015)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	260	25,051	—	—	25,311
Amortization of debt issuance costs/discounts	—	2,295	—	47	—	2,342
Provision for doubtful accounts	—	—	596	—	—	596
Loss on sale of assets or stations	—	—	819	—	—	819
Deferred income taxes	(867)	(27,846)	10,617	8,135	—	(9,961)
Stock-based compensation expense	—	3,863	—	—	—	3,863
Loss (earnings) from consolidated subsidiaries	10,698	(7,410)	8,713	—	(12,001)	—
Changes in assets and liabilities	—	100,389	(90,897)	531	—	10,023
Net cash (used in) provided by operating activities	(2,184)	60,853	(37,691)	—	—	20,978
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	3,055	—	—	3,055
Restricted cash	—	1,641	—	—	—	1,641
Capital expenditures	—	(423)	(9,672)	—	—	(10,095)
Net cash provided by (used in) investing activities	—	1,218	(6,617)	—	—	(5,399)
Cash flows from financing activities:
Intercompany transactions, net	2,183	(46,488)	44,305	—	—	—
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercises of warrants	1	—	—	—	—	1
Net cash provided by (used in) financing activities	2,184	(46,581)	44,305	—	—	(92)
Increase (decrease) in cash and cash equivalents	—	15,490	(3)	—	—	15,487
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$22,758	$—	$—	$—	$22,758

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,269)	$(7,635)	$26,496	$(432)	$(18,429)	$(9,269)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	458	28,423	—	—	28,881
Amortization of debt issuance costs/discount	—	2,270	—	48	—	2,318
Provision for doubtful accounts	—	—	568	—	—	568
Gain on sale of assets or stations	—	—	(538)	—	—	(538)
Fair value adjustment of derivative instruments	—	14	—	—	—	14
Deferred income taxes	—	(7,631)	—	—	—	(7,631)
Stock-based compensation expense	—	4,091	—	—	—	4,091
Earnings (loss) from consolidated subsidiaries	7,635	(26,496)	432	—	18,429	—
Changes in assets and liabilities	—	58,986	(73,561)	33,017	—	18,442
Net cash (used in) provided by operating activities	(1,634)	24,057	(18,180)	32,633	—	36,876
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	1,054	—	—	1,054
Capital expenditures	—	(38)	(1,297)	—	—	(1,335)
Net cash used in investing activities	—	(38)	(243)	—	—	(281)
Cash flows from financing activities:
Intercompany transactions, net	1,482	(12,337)	18,488	(7,633)	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(5,937)	—	(25,000)	—	(30,937)
Tax withholding payments on behalf of employees	—	(1,314)	—	—	—	(1,314)
Proceeds from exercises of warrants	38	—	—	—	—	38
Proceeds from exercise of options	117	—	—	—	—	117
Deferred financing costs	—	(21)	—	—	—	(21)
Net cash provided (used in) by financing activities	1,637	(19,609)	18,488	(32,633)	—	(32,117)
Increase in cash and cash equivalents	3	4,410	65	—	—	4,478
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$11,807	$25,398	$65	$—	$—	$37,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, our ability to complete any acquisitions pending from time to time, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do, or expect to do, business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business, or any acquisitions, from time to time, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014 and any subsequently filed Quarterly Reports Forms 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
We combine high-quality local radio programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for long term growth and shareholders value. We believe we are well-positioned in the widening digital audio space through our significant stake in the Rdio digital music service, featuring over 30 million songs on-demand in addition to custom playlists and exclusive curated channels. We are also the leading provider of country music and lifestyle content through our NASH brand, which serves country fans through radio programming, NASH magazine, concerts, licensed products and television/video. Our recent acquisition of WestwoodOne gives us additional scale and an iconic radio industry brand to further syndicate our proprietary content and programming rights onto non-owned radio stations, satellite radio, and new online platforms. WestwoodOne also serves as our brand identity to reach national advertisers, complementing hundreds of well-known Cumulus Radio local sales brands.
We generate revenue through monetization of this programming content and other sources across four major product lines. These are broadcast advertising, digital advertising, political advertising, and non-advertising based license fees.

Broadcast advertising revenue. We generate most of our overall revenue through the sale of commercial advertising time to local, national and network clients across our 460 owned and operated radio stations and approximately 8,500 radio broadcast affiliations. Local spot advertising is sold by approximately 900 Cumulus employed sales executives across 90 U.S. media markets (including eight of the top ten). National spot advertising for our owned and operated stations is outsourced to Katz Media, which markets itself to advertisers as WestwoodOne Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by Cumulus employed account executives in regional hubs across the United States under the WestwoodOne Networks brand. At March 31, 2015, under LMAs, we provided sales and marketing services for 11 radio stations in the United States.
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
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, approximately 8,500 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 12.2 million page views from approximately 10.7 million unique users on a monthly basis and stream music to approximately 4.2 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
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
In furtherance of our strategy, we have entered into various agreements intended to strengthen our balance sheet and improve our cash flows. On December 23, 2013, we entered into the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at March 31, 2015 was 5.50 to 1, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with that ratio. However, as of March 31, 2015 the Company's leverage was greater than the required ratio and, as a result, the Company did not have access to borrowings under the Revolving Credit Facility. The Company will not regain access to such borrowings until it is able to satisfy the first lien ratio requirement that would permit such borrowings.
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
At March 31, 2015, our long-term debt consisted of $1.904 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Securitization Facility.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of March 31, 2015, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, excluding access to the Revolving Credit Facility, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
We have significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. We evaluate on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter. Although we did not record any impairment charges during the three months ended March 31, 2015, given the challenging advertising market being experienced by radio operators in our industry as well as significant ongoing macroeconomic volatility, we cannot make any assurances that we will not be required to incur any impairment charges in any future periods.
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

We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $10.2 million and $9.4 million for the three months ended March 31, 2015 and 2014, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising typically represents a majority of our net revenues.
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
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology based initiatives. As a result of those revenue increasing opportunities through new platforms, accelerated by our acquisition of WestwoodOne, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation and our acquisition of WestwoodOne, we also have reorganized and discontinued certain redundant and/or unprofitable content vehicles across our platform which we expect will impact our broadcast revenues in the future. To date inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.
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

Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
STATEMENT OF OPERATIONS DATA:
Net revenue	$271,079	$292,044	(7.2)%
Content costs	100,807	108,493	(7.1)%
Selling, general & administrative expenses	116,307	115,335	0.8%
Depreciation and amortization	25,311	28,881	(12.4)%
LMA fees	2,498	1,557	60.4%
Corporate expenses (including stock-based compensation expense)	13,462	19,194	(29.9)%
Loss (gain) on sale of assets or stations	819	(538)	**
Operating income	11,875	19,122	(37.9)%
Interest expense	(34,984)	(36,265)	(3.5)%
Interest income	358	331	8.2%
Other income (expense), net	379	(65)	**
Loss before income taxes	(22,372)	(16,877)	32.6%
Income tax benefit	10,357	7,608	36.1%
Net loss	$(12,015)	$(9,269)	29.6%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$44,663	$58,745	(24.0)%

** Calculation is not meaningful

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Net Revenue
Net revenue consists of gross revenue less agency commissions, third party producer revenue shares and other direct costs. Agency commissions are variable as they are based upon a stated percentage of our gross billings.
Net revenue for the three months ended March 31, 2015 decreased $21.0 million, or 7.2%, to $271.1 million, compared to $292.0 million for the three months ended March 31, 2014. The decrease resulted from decreases of $18.8 million, $1.6 million, and $1.5 million in broadcasting advertising, digital advertising, and political advertising, respectively. The decrease was partially offset by an increase of $0.9 million in license fees and other revenue. The decrease in broadcast advertising was a result of decreases in local spot and national spot revenue at our markets and WestwoodOne.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended March 31, 2015 decreased $7.7 million, or 7.1%, to $100.8 million, compared to $108.5 million for the three months ended March 31, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs and a decrease in expenses at WestwoodOne.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Selling, general & administrative expenses for the three months ended March 31, 2015 remained relatively flat, increasing less than 1.0% to $116.3 million compared to $115.3 million for the three months ended March 31, 2014.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2015 decreased $3.6 million, or 12.4%, to $25.3 million, compared to $28.9 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended March 31, 2015 decreased $5.7 million, or 29.9%, to $13.5 million, compared to $19.2 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in severance and legal costs related to our acquisition of Westwood One in December 2013.
Interest Expense
Total interest expense for the three months ended March 31, 2015 decreased $1.3 million, or 3.5%, to $35.0 million compared to $36.3 million for the three months ended March 31, 2014. Interest expense associated with outstanding debt decreased by $1.6 million to $32.0 million as compared to $33.6 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments.
The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended March 31,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	20,229	21,840	(1,611)	(7.4)%
Other, including debt issue cost amortization	2,937	2,606	331	12.7%
Interest expense	$34,985	$36,265	$(1,280)	(3.5)%
Income Taxes
For the three months ended March 31, 2015, the Company recorded an income tax benefit of $10.4 million on pre-tax loss of $22.4 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately 46.4%. For the three months ended March 31, 2014, the Company recorded an income tax benefit of $7.6 million on pre-tax loss of $16.9 million, resulting in an effective tax rate for the three months ended March 31, 2014 of approximately 45.0%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three months ended March 31, 2015, and 2014 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"). As of March 31, 2015, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
We believe our annual effective tax rate before discrete items for fiscal year 2015 will be approximately 44.8%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to the valuation allowance on certain forecasted state net operating losses in 2014.

Adjusted EBITDA
As a result of the factors described above Adjusted EBITDA for the three months ended March 31, 2015 decreased $14.1 million to $44.7 million from $58.7 million for the three months ended March 31, 2014.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2015	2014	% Change
Net loss	$(12,015)	$(9,269)	29.6%
Income tax benefit	(10,357)	(7,608)	36.1%
Non-operating expenses, including interest expense	34,247	35,999	(4.9)%
LMA fees	2,498	1,557	60.4%
Depreciation and amortization	25,311	28,881	(12.4)%
Stock-based compensation expense	3,863	4,091	(5.6)%
Loss (gain) on sale of assets or stations	819	(538)	**
Acquisition-related and restructuring costs	—	5,382	(100.0)%
Franchise and state taxes	297	250	18.8%
Adjusted EBITDA	$44,663	$58,745	(24.0)%

** Calculation is not meaningful

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$20,978	$36,876
For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, net cash provided by operating activities decreased $15.9 million. The decrease was primarily due to a decrease in working capital driven by the timing of payments of our accounts payable and accrued expenses.
Cash Flows Used in Investing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash used in investing activities	$(5,399)	$(281)
For the three months ended March 31, 2015, net cash used in investing activities was $5.4 million as compared to $0.3 million for the three months ended March 31, 2014. Capital expenditures for the three months ended March 31, 2015 totaled $10.1 million, the majority of which related to a new office and studio facility in our San Francisco market and technology upgrades across our broadcast platform, partially offset by proceeds from the sale of stations of $3.1 million. Capital expenditures during the three months ended March 31, 2014 were $1.3 million.

Cash Flows Used in Financing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash used in financing activities	$(92)	$(32,117)
For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, net cash used in financing activities decreased $32.0 million. The decrease in cash used in financing activities was primarily attributable to a decrease in repayments on borrowings.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2015, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: April 30, 2015	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.