Form 10-Q
period 2015-06-30
CUMULUS MEDIA INC
filed 2015-07-30
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2015, the registrant had 233,770,476 outstanding shares of common stock consisting of: (i) 233,125,605 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32,734	$7,271
Restricted cash	8,421	10,055
Accounts receivable, less allowance for doubtful accounts of $5,677 and $6,004 at June 30, 2015 and December 31, 2014, respectively	242,867	248,308
Trade receivable	3,870	2,455
Assets held for sale	45,157	15,007
Prepaid expenses and other current assets	72,157	87,730
Total current assets	405,206	370,826
Property and equipment, net	189,882	221,497
Broadcast licenses	1,593,939	1,596,715
Other intangible assets, net	209,046	243,640
Goodwill	1,253,065	1,253,823
Other assets	56,490	58,940
Total assets	$3,707,628	$3,745,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$117,486	$151,658
Trade payable	4,687	3,964
Total current liabilities	122,173	155,622
Long-term debt, excluding 7.75% senior notes	1,877,239	1,875,127
7.75% senior notes	610,000	610,000
Other liabilities	49,199	55,121
Deferred income taxes	499,502	507,991
Total liabilities	3,158,113	3,203,861
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,443,945 and 254,997,925 shares issued, and 233,048,303 and 232,378,371 shares outstanding, at June 30, 2015 and December 31, 2014, respectively	2,553	2,549
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2015 and December 31, 2014	6	6
Treasury stock, at cost, 22,395,642 and 22,619,554 shares at June 30, 2015 and December 31, 2014, respectively	(229,198)	(231,588)
Additional paid-in-capital	1,606,220	1,600,963
Accumulated deficit	(830,066)	(830,350)
Total stockholders’ equity	549,515	541,580
Total liabilities and stockholders’ equity	$3,707,628	$3,745,441
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$299,334	$328,247	$570,413	$620,291
Operating expenses:
Content costs	91,019	101,802	191,826	210,295
Selling, general & administrative expenses	118,548	118,389	234,855	233,724
Depreciation and amortization	25,724	29,071	51,035	57,952
LMA fees	2,572	1,648	5,070	3,205
Corporate expenses (including stock-based compensation expense of $3,880, $4,154, $7,743 and $8,245, respectively)	12,496	19,264	25,963	38,458
(Gain) loss on sale of assets or stations	(84)	(360)	735	(898)
Impairment charges - equity interest in Pulser Media Inc.	1,056	—	1,056	—
Total operating expenses	251,331	269,814	510,540	542,736
Operating income	48,003	58,433	59,873	77,555
Non-operating (expense) income:
Interest expense	(35,412)	(36,468)	(70,396)	(72,733)
Interest income	27	342	385	672
Other income, net	12,373	3,593	12,757	3,529
Total non-operating expense, net	(23,012)	(32,533)	(57,254)	(68,532)
Income before income taxes	24,991	25,900	2,619	9,023
Income tax expense	(12,692)	(10,763)	(2,335)	(3,155)
Net income	$12,299	$15,137	$284	$5,868
Basic and diluted income per common share (see Note 9, “Earnings Per Share”):
Basic: Income per share	$0.05	$0.06	$0.00	$0.03
Diluted: Income per share	$0.05	$0.06	$0.00	$0.02
Weighted average basic common shares outstanding	233,278,660	224,456,934	233,202,282	220,104,481
Weighted average diluted common shares outstanding	233,486,283	229,069,397	233,452,205	226,180,298
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$284	$5,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,035	57,952
Amortization of debt issuance costs/discounts	4,712	4,654
Provision for doubtful accounts	2,417	1,828
Loss (gain) on sale of assets or stations	735	(898)
Impairment charges - equity interest in Pulser Media Inc.	1,056	—
Fair value adjustment of derivative instruments	—	21
Deferred income taxes	2,847	3,155
Stock-based compensation expense	7,743	8,245
Changes in assets and liabilities:
Accounts receivable	3,016	9,334
Trade receivable	(1,415)	94
Prepaid expenses and other current assets	4,244	(8,311)
Other assets	(1,206)	(8,126)
Accounts payable and accrued expenses	(34,545)	(29,354)
Trade payable	723	405
Other liabilities	(5,922)	(3,362)
Net cash provided by operating activities	35,724	41,505
Cash flows from investing activities:
Restricted cash	1,634	(240)
Proceeds from sale of assets or stations	3,055	14,069
Capital expenditures	(14,860)	(11,248)
Net cash (used in) provided by investing activities	(10,171)	2,581
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	—	(66,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	10,000
Deferred financing costs	—	(21)
Tax withholding payments on behalf of employees	(93)	(1,320)
Proceeds from exercise of warrants	3	103
Proceeds from exercise of options	—	602
Net cash used in financing activities	(90)	(56,761)
Increase (decrease) in cash and cash equivalents	25,463	(12,675)
Cash and cash equivalents at beginning of period	7,271	32,792
Cash and cash equivalents at end of period	$32,734	$20,117
Supplemental disclosures of cash flow information:
Interest paid	$64,320	$68,877
Income taxes paid	2,883	10,191
Supplemental disclosures of non-cash flow information:
Trade revenue	$17,562	$16,582
Trade expense	17,022	17,225
Equity interest in Pulser Media Inc.	2,025	5,390
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
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2014 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and six months ended June 30, 2015, the cash flows for the six months ended June 30, 2015 and the Company’s financial condition as of June 30, 2015, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2015.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and, if applicable, purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Assets Held for Sale
During the six months ended June 30, 2015, the Company entered into an agreement to sell certain land to a third party.  The closing of the transaction is subject to various closing conditions, including a due diligence period. The land has been classified as held for sale in the unaudited condensed consolidated balance sheet at June 30, 2015. During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party of which the Company expects to close in the next twelve months. The identified assets have been classified as held for sale in the unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014. The estimated fair value of the land and buildings for both sales are in excess of the carrying value.

Insurance Recoveries
During the three months ended June 30, 2015, the Company recorded $14.6 million of insurance proceeds related to a business interruption claim arising from Hurricane Katrina in 2005. Of the $14.6 million proceeds, $11.6 million was received during the quarter and the remainder was received in July 2015. The Company recorded $12.4 million in other income, net and $2.2 million as an offset to corporate expenses in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015.
Adoption of New Accounting Standards
ASU 2014-08. In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU also requires entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The Company adopted this guidance effective January 1, 2015. The adoption of this guidance did not have an impact on the consolidated financial statements.
Recent Accounting Standards Updates
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” Entities have the option of using either a full retrospective or modified approach to adopt the guidance. This ASU was originally intended to be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. In July 2015, the FASB voted to approve a one-year deferral of the effective date of this ASU. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently assessing the expected impact that this ASU will have on the consolidated financial statements.
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
ASU 2015-05. In April 2015, the FASB issued ASU 2015-05. The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance does not change an entity’s accounting for service contracts. This ASU will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-10. In June 2015, the FASB issued ASU 2015-10. The amendments in this ASU are intended to clarify the FASB Accounting Standards Codification (the "ASC"); correct unintended application of guidance; eliminate inconsistencies; and to improve the ASC’s presentation of guidance. This ASU will be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

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
The table below summarizes the final purchase price allocation in the Wise Brothers Acquisition (dollars in thousands):

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

3. Restricted Cash
As of June 30, 2015 and December 31, 2014, the Company’s balance sheet included approximately $8.4 million and $10.1 million, respectively, in restricted cash, of which $0.6 million at each date relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. In addition, at June 30, 2015 and December 31, 2014, the Company held $7.8 million and $9.5 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

4. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2014 to December 31, 2014 and January 1, 2015 to June 30, 2015, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2014	$1,596,337	$315,490	$1,911,827
Purchase price allocation adjustments	963	—	963
Acquisitions	—	8,205	8,205
Dispositions	(585)	(74)	(659)
Amortization	—	(79,981)	(79,981)
Balance as of December 31, 2014	1,596,715	243,640	1,840,355
Dispositions	(2,776)	—	(2,776)
Amortization	—	(34,594)	(34,594)
Balance as of June 30, 2015	$1,593,939	$209,046	$1,802,985
The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2015 to June 30, 2015 and January 1, 2014 to June 30, 2014, and balances as of such dates (dollars in thousands):

Goodwill:	2015	2014
Balance as of January 1:
Goodwill	$1,583,564	$1,586,482
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,253,823	1,256,741
Purchase price allocation adjustments	371	(726)
Disposition	(1,129)	—
Balance as of June 30:
Goodwill	1,582,806	1,585,756
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,253,065	$1,256,015
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs this test at the reporting unit level. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

As a result of certain developments in the Company's business, the Company performed an interim goodwill impairment assessment as of June 30, 2015, based on the income approach for each of the Company's reporting units. The income approach provides an estimate of fair value based on discounted expected future cash flows. Based on the results of this interim goodwill impairment analysis, the Company determined that no impairment was required to be recorded for Reporting Units 1 or 2 as these reporting units passed the first step of goodwill impairment testing. However, the interim impairment test of the Company's goodwill indicated that the fair value of Reporting Unit 1 exceeded its carrying value by less than 10%. The percentage by which the fair value exceeded the carrying value of Reporting Unit 1 as of December 31, 2014 was approximately 30%. Reporting Unit 1 had indicated fair values of $1.9 billion and $2.5 billion as of June 30, 2015 and December 31, 2014, respectively.
Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. Any adverse changes in these estimates and assumptions could result in materially different determinations of fair value, and could result in the Company recording goodwill impairment at a future reporting date, which charges could be material. In addition, if market conditions or operational performance of any of the Company's reporting units were to deteriorate, and there was no expectation that conditions or their performance would improve within a reasonable period of time, or if an event was to occur or circumstances change that would reduce the fair value of a reporting unit's goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize an impairment charge in future periods, which could be material.
There were no triggering events related to the Company's broadcast licenses as of June 30, 2015 to necessitate an interim impairment test.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Term Loan and Securitization Facility:
Term loan	$1,903,875	$1,903,875
Securitization facility	—	—
Less: term loan discount	(26,636)	(28,748)
Total Term Loan and Securitization Facility	1,877,239	1,875,127
7.75% senior notes	610,000	610,000
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,487,239	$2,485,127
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
At June 30, 2015, the Term Loan bore interest at 4.25% per annum.

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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at June 30, 2015 was 5.50 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of June 30, 2015, the Company's leverage was greater than the required ratio and, as a result, the Company did not have access to borrowings under the Revolving Credit Facility. The Company will not regain access until the Company is able to satisfy the first lien ratio requirement that would permit such borrowings.
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
At June 30, 2015 and December 31, 2014, the Company had $1.904 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At June 30, 2015, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.

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
At June 30, 2015 and December 31, 2014, there were no amounts outstanding under the Securitization Facility.
For the three and six months ended June 30, 2015, the Company recorded an aggregate of $2.4 million and $4.7 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility, respectively. For the three and six months ended June 30, 2014, the Company recorded an aggregate of $2.3 million and $4.7 million, of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Equity interest in Pulser Media (1)	$18,308	$—	$—	$18,308
Total assets	$18,308	$—	$—	$18,308
Financial liabilities:
Other current liabilities
Contingent consideration (2)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

		Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Equity interest in Pulser Media (1)	$17,339	$—	$—	$17,339
Total assets	$17,339	$—	$—	$17,339
Financial liabilities:
Other current liabilities
Contingent consideration (2)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

(1)
On September 13, 2013, the Company and Pulser Media Inc. (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive a 15% equity interest in Pulser, with the opportunity to earn additional equity, see Note 11, "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using a discounted cash flow model to arrive at an enterprise value and per share price for the investment which are inputs that are supported by little or no market activity (a Level 3 measurement). Due to the volatility in market conditions that have an impact on Pulser's operations, during the six months ended June 30, 2015, the Company recognized an impairment charge of $1.1 million related to the decline in the fair value of the equity interest in Pulser.

(2)
Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the Wise Brothers Acquisition and the Company's 2013 asset exchange with Family Stations, Inc. (the "WFME Asset Exchange"). The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement).

The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser from January 1, 2015 to June 30, 2015 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2015	$17,339
Add: Additions to equity interest in Pulser	2,025
Less: Impairment charge	(1,056)
Fair value balance at June 30, 2015	$18,308

The reconciliation below contains the components of the change in the continuing contingency associated with the contingent consideration from January 1, 2015 to June 30, 2015 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2015	$(181)
Mark to market adjustment	—
Fair value balance at June 30, 2015	$(181)
Quantitative information regarding the significant unobservable inputs related to the WFME Asset Exchange contingent consideration as of June 30, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
Quantitative information regarding the significant unobservable inputs related to the Wise Brothers Acquisition contingent consideration as of June 30, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$150	Income Approach	Total term	2 years
		Conditions	4
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	June 30, 2015	December 31, 2014
Term Loan:
Carrying value	$1,903,875	$1,903,875
Fair value - Level 2	1,808,681	1,856,278
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	559,675	617,625
As of June 30, 2015, the Company used trading prices of 95.00% to calculate the fair value of the Term Loan and 91.75% to calculate the fair value of the 7.75% Senior Notes.
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
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At June 30, 2015, 0.4 million 2009 Warrants remained outstanding.
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
During the three and six months ended June 30, 2015, approximately 0.2 million and 0.5 million Company Warrants, respectively, were converted into shares of Class A common stock. At June 30, 2015, approximately 1.0 million Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of June 30, 2015, all 7.8 million Crestview Warrants remained outstanding.

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
On May 14, 2015, the Company granted 242,916 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During the six months ended June 30, 2015, the Company granted 625,000 stock options with an aggregate grant date fair value of $1.1 million. During the six months ended June 30, 2014, the Company granted 350,000 stock options with an aggregate grant date fair value of $1.7 million. The options range in exercise price from $2.49 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and six months ended June 30, 2015, and 2014, the Company recognized approximately $3.9 million, $7.7 million, $4.2 million and $8.2 million respectively, in stock-based compensation expense related to equity awards.
As of June 30, 2015, unrecognized stock-based compensation expense of approximately $19.5 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.32 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the three and six months ended June 30, 2015 was $0.2 million and $0.5 million, respectively. The total fair value of restricted stock awards that vested during the three and six months ended June 30, 2014 was $1.1 million and $2.1 million, respectively. There were no stock options exercised during the six months ended June 30, 2015 and 1.2 million stock options were exercised during the six months ended June 30, 2014.

9. Earnings Per Share
For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income after any allocation for preferred stock dividends between each class of common stock on an equal basis.
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings (loss) for the period had been distributed. Earnings are allocated to each participating security and common shares equally. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Income Per Share
Numerator:
Undistributed net income from continuing operations	$12,299	$15,137	$284	$5,868
Less:
Participation rights of the Company Warrants in undistributed earnings	57	573	1	306
Participation rights of unvested restricted stock in undistributed earnings	10	13	—	7
Basic undistributed net income attributable to common shares	$12,232	$14,551	$283	$5,555
Denominator:
Basic weighted average shares outstanding	233,279	224,457	233,202	220,104
Basic undistributed net income per share attributable to common shares	$0.05	$0.06	$0.00	$0.03
Diluted Income Per Share:
Numerator:
Undistributed net income from continuing operations	$12,299	$15,137	$284	$5,868
Less:
Participation rights of the Company Warrants in undistributed net earnings	57	562	1	298
Participation rights of unvested restricted stock in undistributed earnings	10	13	—	7
Basic undistributed net income attributable to common shares	$12,232	$14,562	$283	$5,563
Denominator:
Basic weighted average shares outstanding	233,279	224,457	233,202	220,104
Effect of dilutive stock options and warrants	207	4,612	250	6,076
Diluted weighted average shares outstanding	233,486	229,069	233,452	226,180
Diluted undistributed net income per share attributable to common shares	$0.05	$0.06	$0.00	$0.02

10. Income Taxes
For the three months ended June 30, 2015, the Company recorded income tax expense of $12.7 million on pre-tax income of $25.0 million, resulting in an effective tax rate for the three months ended June 30, 2015 of approximately 50.8%. For the three months ended June 30, 2014, the Company recorded income tax expense of $10.8 million on pre-tax income of $25.9 million, resulting in an effective tax rate for the three months ended June 30, 2014 of approximately 41.7%.
For the six months ended June 30, 2015, the Company recorded an income tax expense of $2.3 million on a pre-tax income of $2.6 million, resulting in an effective tax rate for the six months ended June 30, 2015 of approximately 88.5%. For the six months ended June 30, 2014, the Company recorded income tax expense of $3.2 million on pre-tax income of $9.0 million, resulting in an effective tax rate for the six months ended June 30, 2014 of approximately 35.6%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three and six months ended June 30, 2015 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three and six months ended June 30, 2014, primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of June 30, 2015, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
We believe our annual effective tax rate before discrete items for fiscal year 2015 will be approximately 44.5%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to state tax expense and the forecasted increase to the valuation allowance on certain forecasted state net operating losses in 2015. We continue to evaluate tax planning alternatives to recover some or all of our state net operating losses which would reduce our estimated overall annual effective tax rate. The tax effects of adopting any potential tax planning alternatives will be reflected in the financial statements in the period of adoption.

11. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $122.7 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser entered into the Rdio Agreement which provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75.0 million of promotional commitments over five years, Cumulus will receive 15% of the equity interests of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. The Company records the equity received for services at fair value over the term of the agreement, and evaluates the investment for impairment in each period.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for executives, talent, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of June 30, 2015, the Company believes that it will meet such minimum obligations.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an LMA. Under this LMA, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for remaining monthly fees payable to Merlin of approximately $0.4 million, $0.5 million and $0.6 million in the second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
In connection therewith, the Company and Merlin also entered into an agreement pursuant to which the Company has the right to purchase these two FM radio stations until October 4, 2017, for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million, and Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten-day period commencing October 4, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and January 2, 2018.
The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the Company is not the primary beneficiary of the LMA with Merlin, and, therefore consolidation of the stations is not required.

On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. As of June 30, 2015, liabilities related to the Exit Plan of $0.4 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $4.1 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company is responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement pursuant to which the Company has the right to purchase the radio station at any time until April 5, 2016 for $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or October 25, 2015. In addition, Universal has the right to require the Company to purchase the station at any time during a ten-day period commencing April 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date and April 25, 2016.
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

12. Supplemental Condensed Consolidating Financial Information
At June 30, 2015, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, (ii) unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, and (iii) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$299,209	$—	$—	$299,334
Operating expenses:
Content costs	—	—	91,019	—	—	91,019
Selling, general & administrative expenses	—	—	118,017	531	—	118,548
Depreciation and amortization	—	356	25,368	—	—	25,724
LMA fees	—	—	2,572	—	—	2,572
Corporate expenses (including stock-based compensation expense of $3,880)	—	12,496	—	—	—	12,496
Gain on sale of assets or stations	—	—	(84)	—	—	(84)
Impairment charges - equity interest in Pulser Media Inc.	—	—	1,056	—	—	1,056
Total operating expenses	—	12,852	237,948	531	—	251,331
Operating (loss) income	—	(12,727)	61,261	(531)	—	48,003
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(33,181)	27	(47)	—	(35,385)
Other income, net	—	—	12,373	—	—	12,373
Total non-operating (expense) income, net	(2,184)	(33,181)	12,400	(47)	—	(23,012)
(Loss) income before income taxes	(2,184)	(45,908)	73,661	(578)	—	24,991
Income tax benefit (expense)	867	23,164	(29,248)	(7,475)	—	(12,692)
(Loss) income from continuing operations	(1,317)	(22,744)	44,413	(8,053)	—	12,299
Earnings (loss) from consolidated subsidiaries	13,616	36,360	(8,053)	—	(41,923)	—
Net income (loss)	$12,299	$13,616	$36,360	$(8,053)	$(41,923)	$12,299

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$250	$570,163	$—	$—	$570,413
Operating expenses:
Content costs	—	—	191,826	—	—	191,826
Selling, general & administrative expenses	—	—	233,794	1,061	—	234,855
Depreciation and amortization	—	616	50,419	—	—	51,035
LMA fees	—	—	5,070	—	—	5,070
Corporate expenses (including stock-based compensation expense of $7,743)	—	25,963	—	—	—	25,963
Loss on sale of assets or stations	—	—	735	—	—	735
Impairment charges - equity interest in Pulser Media Inc.	—	—	1,056	—	—	1,056
Total operating expenses	—	26,579	482,900	1,061	—	510,540
Operating (loss) income	—	(26,329)	87,263	(1,061)	—	59,873
Non-operating (expense) income:
Interest (expense) income, net	(4,367)	(65,934)	385	(95)	—	(70,011)
Other income, net	—	—	12,757	—	—	12,757
Total non-operating (expense) income, net	(4,367)	(65,934)	13,142	(95)	—	(57,254)
(Loss) income before income taxes	(4,367)	(92,263)	100,405	(1,156)	—	2,619
Income tax benefit (expense)	1,734	51,406	(39,865)	(15,610)	—	(2,335)
(Loss) income from continuing operations	(2,633)	(40,857)	60,540	(16,766)	—	284
Earnings (loss) from consolidated subsidiaries	2,917	43,774	(16,766)	—	(29,925)	—
Net income (loss)	$284	$2,917	$43,774	$(16,766)	$(29,925)	$284

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$328,122	$—	$—	$328,247
Operating expenses:
Content costs	—	—	101,802	—	—	101,802
Selling, general & administrative expenses	—	—	117,837	552	—	118,389
Depreciation and amortization	—	459	28,612	—	—	29,071
LMA fees	—	—	1,648	—	—	1,648
Corporate expenses (including stock-based compensation expense of $4,154)	—	19,264	—	—	—	19,264
Gain on sale of assets or stations	—	—	(360)	—	—	(360)
Total operating expenses	—	19,723	249,539	552	—	269,814
Operating (loss) income	—	(19,598)	78,583	(552)	—	58,433
Non-operating (expense) income:
Interest (expense) income, net	(2,406)	(33,987)	342	(75)	—	(36,126)
Other income, net	—	—	3,593	—	—	3,593
Total non-operating (expense) income, net	(2,406)	(33,987)	3,935	(75)	—	(32,533)
(Loss) income before income taxes	(2,406)	(53,585)	82,518	(627)	—	25,900
Income tax benefit (expense)	799	18,253	(30,070)	255	—	(10,763)
(Loss) income from continuing operations	(1,607)	(35,332)	52,448	(372)	—	15,137
Earnings (loss) from consolidated subsidiaries	16,744	52,076	(372)	—	(68,448)	—
Net income (loss)	$15,137	$16,744	$52,076	$(372)	$(68,448)	$15,137

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$229	$620,062	$—	$—	$620,291
Operating expenses:
Content costs	—	—	210,295	—	—	210,295
Selling, general & administrative expenses	—	—	232,581	1,143	—	233,724
Depreciation and amortization	—	917	57,035	—	—	57,952
LMA fees	—	—	3,205	—	—	3,205
Corporate expenses (including stock-based compensation expense of $8,245)	—	38,458	—	—	—	38,458
Gain on sale of assets or stations	—	—	(898)	—	—	(898)
Total operating expenses	—	39,375	502,218	1,143	—	542,736
Operating (loss) income	—	(39,146)	117,844	(1,143)	—	77,555
Non-operating (expense) income:
Interest (expense) income, net	(4,981)	(67,583)	672	(169)	—	(72,061)
Other income, net	—	—	3,529	—	—	3,529
Total non-operating (expense) income, net	(4,981)	(67,583)	4,201	(169)	—	(68,532)
(Loss) income before income taxes	(4,981)	(106,729)	122,045	(1,312)	—	9,023
Income tax benefit (expense)	1,741	37,314	(42,669)	459	—	(3,155)
(Loss) income from continuing operations	(3,240)	(69,415)	79,376	(853)	—	5,868
Earnings (loss) from consolidated subsidiaries	9,108	78,523	(853)	—	(86,778)	—
Net income (loss)	$5,868	$9,108	$78,523	$(853)	$(86,778)	$5,868

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$32,734	$—	$—	$—	$32,734
Restricted cash	—	8,421	—	—	—	8,421
Accounts receivable, less allowance for doubtful accounts of $5,677	—	—	—	242,867	—	242,867
Trade receivable	—	—	3,870	—	—	3,870
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	49,053	23,104	—	—	72,157
Total current assets	—	90,208	72,131	242,867	—	405,206
Property and equipment, net	—	3,553	186,329	—	—	189,882
Broadcast licenses	—	—	—	1,593,939	—	1,593,939
Other intangible assets, net	—	—	209,046	—	—	209,046
Goodwill	—	—	1,253,065	—	—	1,253,065
Investment in consolidated subsidiaries	639,666	4,246,683	1,079,019	—	(5,965,368)	—
Intercompany receivables, net	—	90,800	1,545,389	—	(1,636,189)	—
Other assets	—	30,335	40,924	649	(15,418)	56,490
Total assets	$639,666	$4,461,579	$4,385,903	$1,837,455	$(7,616,975)	$3,707,628
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$27,796	$89,690	$—	$—	$117,486
Trade payable	—	—	4,687	—	—	4,687
Total current liabilities	—	27,796	94,377	—	—	122,173
Long-term debt, excluding 7.75% Senior Notes	—	1,877,239	—	—	—	1,877,239
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	4,356	44,843	—	—	49,199
Intercompany payables, net	90,151	1,302,522	—	243,516	(1,636,189)	—
Deferred income taxes	—	—	—	514,920	(15,418)	499,502
Total liabilities	90,151	3,821,913	139,220	758,436	(1,651,607)	3,158,113
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,443,945 shares issued and 233,048,303 shares outstanding	2,553	—	—	—	—	2,553
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,395,642 shares	(229,198)	—	—	—	—	(229,198)
Additional paid-in-capital	1,606,220	253,619	4,212,541	2,070,972	(6,537,132)	1,606,220
Accumulated (deficit) equity	(830,066)	386,047	34,142	(991,953)	571,764	(830,066)
Total stockholders’ equity (deficit)	549,515	639,666	4,246,683	1,079,019	(5,965,368)	549,515
Total liabilities and stockholders’ equity (deficit)	$639,666	$4,461,579	$4,385,903	$1,837,455	$(7,616,975)	$3,707,628

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$284	$2,917	$43,774	$(16,766)	$(29,925)	$284
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	616	50,419	—	—	51,035
Amortization of debt issuance costs/discounts	—	4,617	—	95	—	4,712
Provision for doubtful accounts	—	—	2,417	—	—	2,417
Loss on sale of assets or stations	—	—	735	—	—	735
Impairment charges - equity interest in Pulser Media Inc.	—	—	1,056	—	—	1,056
Deferred income taxes	(1,734)	(50,894)	39,865	15,610	—	2,847
Stock-based compensation expense	—	7,743	—	—	—	7,743
(Earnings) loss from consolidated subsidiaries	(2,917)	(43,774)	16,766	—	29,925	—
Changes in assets and liabilities	—	152,329	(188,495)	1,061	—	(35,105)
Net cash (used in) provided by operating activities	(4,367)	73,554	(33,463)	—	—	35,724
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	3,055	—	—	3,055
Restricted cash	—	1,634	—	—	—	1,634
Capital expenditures	—	(1,516)	(13,344)	—	—	(14,860)
Net cash provided by (used in) investing activities	—	118	(10,289)	—	—	(10,171)
Cash flows from financing activities:
Intercompany transactions, net	4,364	(48,113)	43,749	—	—	—
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	4,367	(48,206)	43,749	—	—	(90)
Increase (decrease) in cash and cash equivalents	—	25,466	(3)	—	—	25,463
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$32,734	$—	$—	$—	$32,734

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$5,868	$9,108	$78,523	$(853)	$(86,778)	$5,868
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	917	57,035	—	—	57,952
Amortization of debt issuance costs/discount	—	4,558	—	96	—	4,654
Provision for doubtful accounts	—	—	1,828	—	—	1,828
Gain on sale of assets or stations	—	—	(898)	—	—	(898)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(1,741)	(37,314)	42,669	(459)	—	3,155
Stock-based compensation expense	—	8,245	—	—	—	8,245
(Loss) earnings from consolidated subsidiaries	(9,108)	(78,523)	853	—	86,778	—
Changes in assets and liabilities	—	168,519	(199,055)	(8,784)	—	(39,320)
Net cash (used in) provided by operating activities	(4,981)	75,531	(19,045)	(10,000)	—	41,505
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	14,069	—	—	14,069
Restricted cash	—	(240)	—	—	—	(240)
Capital expenditures	—	(86)	(11,162)	—	—	(11,248)
Net cash (used in) provided by investing activities	—	(326)	2,907	—	—	2,581
Cash flows from financing activities:
Intercompany transactions, net	(7,528)	(43,775)	16,303	35,000	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(31,125)	—	(35,000)	—	(66,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding payments on behalf of employees	—	(1,320)	—	—	—	(1,320)
Proceeds from exercise of warrants	103	—	—	—	—	103
Proceeds from exercise of options	602	—	—	—	—	602
Deferred financing costs	—	(21)	—	—	—	(21)
Net cash (used in) provided by financing activities	(6,823)	(76,241)	16,303	10,000	—	(56,761)
(Decrease) increase in cash and cash equivalents	(11,804)	(1,036)	165	—	—	(12,675)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$19,952	$165	$—	$—	$20,117

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the value of any of our investments, our ability to complete any acquisitions pending from time to time, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do, or expect to do, business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business, or any acquisitions, from time to time, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014 and any subsequently filed Quarterly Reports on Form 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
We combine high-quality local radio programming with iconic, nationally syndicated media, sports and entertainment brands in order to deliver premium choices for listeners, provide substantial reach for advertisers and create opportunities for long term growth and shareholder value. We believe we are well-positioned in the widening digital audio space through our significant stake in the Rdio digital music service, featuring over 30 million songs on-demand in addition to custom playlists and exclusive curated channels. We are also the leading provider of country music and lifestyle content through our NASH brand, which serves country fans through radio programming, NASH magazine, concerts, licensed products and television/video. Our recent acquisition of WestwoodOne gives us additional scale and an iconic radio industry brand to further syndicate our proprietary content and programming rights onto non-owned radio stations, satellite radio, and new online platforms. WestwoodOne also serves as our brand identity to reach national advertisers, complementing hundreds of well-known Cumulus radio local sales brands.
We generate revenue through monetization of this programming content and other sources across four major product lines. These are broadcast advertising, digital advertising, political advertising, and non-advertising based license fees.

Broadcast advertising revenue. We generate most of our overall revenue through the sale of commercial advertising time to local, national and network clients across our 460 owned and operated radio stations and approximately 8,500 radio broadcast affiliations. Local spot advertising is sold by approximately 900 Cumulus employed sales executives across 90 U.S. media markets (including eight of the top ten). National spot advertising for our owned and operated stations is outsourced to Katz Media, which markets itself to advertisers as WestwoodOne Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by Cumulus employed account executives in regional hubs across the United States under the WestwoodOne Networks brand. At June 30, 2015, under LMAs, we also provided sales and marketing services for 11 radio stations in the United States.
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
Political advertising revenue.  We generate political advertising revenue across all of our broadcast and digital assets, but highlight it as a separate category to distinguish its highly cyclical nature versus core revenue. Political advertising is generally strongest during even-numbered years, especially in the fourth quarter of such years, when most national and state elections are conducted. In addition to candidate advertising revenue, we also receive advertising revenue from special interest and advocacy groups.
License Fees & Other.  All other non-advertising based revenue types where the Company participates are aggregated in our License Fee & Other revenue category. This includes cash based fees we receive for content licensing, third party network compensation, proprietary software licensing, subleases and rents, and all other revenue.
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As the largest pure-play radio broadcaster in the United States, the Company provides exclusive content that is fully distributed through approximately 460 owned and operated stations in 90 U.S. media markets, approximately 8,500 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 9.6 million page views from approximately 5.3 million unique users on a monthly basis and stream music to approximately 4.6 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
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
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. We continually monitor our capital structure and from time to time have evaluated, and expect that we will continue to evaluate future opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our strategy, we have entered into various agreements intended to strengthen our balance sheet and improve our cash flows. We are party to an Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at June 30, 2015 was 5.50 to 1, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with that ratio. However, as of June 30, 2015 the Company's leverage was greater than the required ratio and, as a result, the Company did not have access to borrowings under the Revolving Credit Facility. The Company will not regain access to such borrowings until it is able to satisfy the first lien ratio requirement that would permit such borrowings.
We have also entered into a 5-year, $50.0 million revolving accounts receivable securitization facility, dated as of December 6, 2013 (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the "Originators") may sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”).
At June 30, 2015, our long-term debt consisted of $1.904 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of June 30, 2015, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, excluding access to the Revolving Credit Facility, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.

Critical Accounting Policies and Estimates
Intangible Assets
We have significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. We evaluate on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter.
As a result of certain developments in our business, we performed an interim goodwill impairment assessment as of June 30, 2015, based on the income approach, for each of our reporting units. The income approach provides an estimate of fair value based on discounted expected future cash flows. Based on the results of the interim goodwill impairment analysis the Company determined that no impairment was required to be recorded for Reporting Units 1 or 2 as these reporting units passed the first step of goodwill impairment testing. However, the interim impairment test of our goodwill indicated that the fair value of Reporting Unit 1 exceeded its carrying value by less than 10%. The percentage by which the fair value exceeded the carrying value of Reporting Unit 1 as of December 31, 2014 was approximately 30%. Reporting Unit 1 had indicated fair values of $1.9 billion and $2.5 billion as of June 30, 2015 and December 31, 2014, respectively.
Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. Any adverse changes in these estimates and assumptions could result in materially different determinations of fair value, and could result in the Company recording goodwill impairment at a future reporting date, which charges could be material. In addition, if market conditions or operational performance of any of our reporting units were to deteriorate, and there was no expectation that conditions or their performance would improve within a reasonable period of time, or if an event was to occur or circumstances change that would reduce the fair value of a reporting unit's goodwill below the amounts reflected in the balance sheet, we may be required to recognize an impairment charge in future periods, which could be material. Although we did not record any goodwill impairment charges during the six months ended June 30, 2015, given the factors described above, we cannot make any assurances that we will not be required to incur any material impairment charges in any future periods.
Investments
We are have entered into an agreement with Pulser Media Inc. (the parent company of Rdio) (the "Rdio Agreement") under which we act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75.0 million of promotional commitments over five years, we will receive 15% of the equity interests of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. We record the equity received for services at fair value. The fair value of the equity interest in Pulser is determined using a discounted cash flow model to arrive at an enterprise value and per share price for the investment which are inputs that are supported by little or no market activity. Due to the volatility in market conditions that have an impact on Pulser's operations, during the six months ended June 30, 2015, we recognized a non-cash impairment charge of $1.1 million related to the decline in the fair value of our equity interest in Pulser. We cannot make any assurances that we will not be required to incur further impairment charges in any future periods.
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
In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $17.6 million and $16.6 million for the six months ended June 30, 2015 and 2014, respectively.
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology based initiatives. As a result of those revenue increasing opportunities through new platforms, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation we also from time to time reorganize and discontinue certain redundant and/or unprofitable content vehicles across our platform which we expect will impact our broadcast revenues in the future. To date inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.
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
In deriving this measure, management excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. Management excludes any gain or loss on the exchange or sale of any assets as it does not represent a cash transaction. Management also excludes any gain or loss on derivative instruments as it does not represent a cash transaction nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. Management excludes any impairment of assets as they do not require a cash outlay.
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

Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2015	2014	2015	2014
STATEMENT OF OPERATIONS DATA:
Net revenue	$299,334	$328,247	$570,413	$620,291	(8.8)%	(8.0)%
Content costs	91,019	101,802	191,826	210,295	(10.6)%	(8.8)%
Selling, general & administrative expenses	118,548	118,389	234,855	233,724	0.1%	0.5%
Depreciation and amortization	25,724	29,071	51,035	57,952	(11.5)%	(11.9)%
LMA fees	2,572	1,648	5,070	3,205	56.1%	58.2%
Corporate expenses (including stock-based compensation expense)	12,496	19,264	25,963	38,458	(35.1)%	(32.5)%
(Gain) loss on sale of assets or stations	(84)	(360)	735	(898)	(76.7)%	**
Impairment charges - equity interest in Pulser Media Inc.	1,056	—	1,056	—	**	**
Operating income	48,003	58,433	59,873	77,555	(17.8)%	(22.8)%
Interest expense	(35,412)	(36,468)	(70,396)	(72,733)	(2.9)%	(3.2)%
Interest income	27	342	385	672	(92.1)%	(42.7)%
Other income, net	12,373	3,593	12,757	3,529	244.4%	261.5%
Income before income taxes	24,991	25,900	2,619	9,023	(3.5)%	(71.0)%
Income tax expense	(12,692)	(10,763)	(2,335)	(3,155)	17.9%	(26.0)%
Net income	$12,299	$15,137	$284	$5,868	(18.7)%	(95.2)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$80,815	$100,522	$125,478	$159,268	(19.6)%	(21.2)%

** Calculation is not meaningful

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Net Revenue
Net revenue consists of gross revenue less agency commissions, third party producer revenue shares and other direct costs. Agency commissions are variable as they are based upon a stated percentage of our gross billings.

The following table presents our net revenue by category (dollars in thousands).

	Three Months Ended June 30,
	2015	2014	% Change
Revenue:
Broadcast advertising	$275,769	$300,984	(8.4)%
Digital advertising	10,426	12,946	(19.5)%
Political advertising	1,397	3,782	(63.1)%
License fees & other	11,742	10,535	11.5%
Net revenue	$299,334	$328,247	(8.8)%

The following table presents our broadcast advertising revenue by source (dollars in thousands).

	Three Months Ended June 30,
	2015	2014	% Change
Broadcast advertising:
Local	$169,817	$176,675	(3.9)%
National	26,418	29,617	(10.8)%
Network	79,534	94,692	(16.0)%
	$275,769	$300,984	(8.4)%
Net revenue for the three months ended June 30, 2015 decreased $28.9 million, or 8.8%, to $299.3 million, compared to $328.2 million for the three months ended June 30, 2014. The decrease resulted from decreases of $25.2 million, $2.5 million, and $2.4 million in broadcasting advertising, digital advertising, and political advertising, respectively. The decrease was partially offset by an increase of $1.2 million in license fees and other revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended June 30, 2015 decreased $10.8 million, or 10.6%, to $91.0 million, compared to $101.8 million for the three months ended June 30, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs highlighted by a decrease in expenses at WestwoodOne.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Selling, general & administrative expenses for the three months ended June 30, 2015 remained relatively flat, increasing less than 0.1% to $118.5 million compared to $118.4 million for the three months ended June 30, 2014.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2015 decreased $3.3 million, or 11.5%, to $25.7 million, compared to $29.1 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended June 30, 2015 decreased $6.8 million, or 35.1%, to $12.5 million, compared to $19.3 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease in severance and legal costs related to our acquisition of WestwoodOne in December 2013.
Interest Expense
Total interest expense for the three months ended June 30, 2015 decreased $1.1 million, or 2.9%, to $35.4 million compared to $36.5 million for the three months ended June 30, 2014. Interest expense associated with outstanding debt decreased by $1.3 million to $32.2 million as compared to $33.5 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments.

The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	20,453	21,716	(1,263)	(5.8)%
Other, including debt issue cost amortization	3,140	2,933	207	7.1%
Interest expense	$35,412	$36,468	$(1,056)	(2.9)%
Other Income, net
Other income, net for the three months ended June 30, 2015 increased $8.8 million, or 244.4%, to $12.4 million compared to $3.6 million for the three months ended June 30, 2014. Other income, net for the three months ended June 30, 2015 included proceeds related to a business interruption claim arising from Hurricane Katrina in 2005.
Income Taxes
For the three months ended June 30, 2015, the Company recorded income tax expense of $12.7 million on pre-tax income of $25.0 million, resulting in an effective tax rate for the three months ended June 30, 2015 of approximately 50.8%. For the three months ended June 30, 2014, the Company recorded income tax expense of $10.8 million on pre-tax income of $25.9 million, resulting in an effective tax rate for the three months ended June 30, 2014 of approximately 41.7%.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended June 30, 2015 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended June 30, 2014 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"). As of June 30, 2015, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
We believe our annual effective tax rate before discrete items for fiscal year 2015 will be approximately 44.5%. The difference between the annual estimated effective tax rate and the federal statutory rate of 35% primarily relates to state tax expense and the forecasted increase to the valuation allowance on certain forecasted state net operating losses in 2015. We continue to evaluate tax planning alternatives to recover some or all of our state net operating losses which would reduce our estimated overall annual effective tax rate. The tax effects of adopting any potential tax planning alternatives will be reflected in the financial statements in the period of adoption.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2015 decreased $19.7 million to $80.8 million from $100.5 million for the three months ended June 30, 2014.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		% Change Three Months Ended
	2015	2014
Net income	$12,299	$15,137	(18.7)%
Income tax expense	12,692	10,763	17.9%
Non-operating expenses, including interest expense	23,012	32,533	(29.3)%
LMA fees	2,572	1,648	56.1%
Depreciation and amortization	25,724	29,071	(11.5)%
Stock-based compensation expense	3,880	4,154	(6.6)%
Gain on sale of assets or stations	(84)	(360)	(76.7)%
Impairment charges - equity interest in Pulser Media Inc.	1,056	—	**
Acquisition-related and restructuring (benefit) costs	(603)	7,277	**
Franchise and state taxes	267	299	(10.7)%
Adjusted EBITDA	$80,815	$100,522	(19.6)%

** Calculation is not meaningful

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Net Revenue

The following table presents our net revenue by category (dollars in thousands)

	Six Months Ended June 30,
	2015	2014	% Change
Revenue:
Broadcast advertising	$526,955	$571,011	(7.7)%
Digital advertising	18,494	22,593	(18.1)%
Political advertising	2,099	5,957	(64.8)%
License fees & other	22,865	20,730	10.3%
Net revenue	$570,413	$620,291	(8.0)%

The following table presents our broadcast advertising revenue by source (dollars in thousands).

	Six Months Ended June 30,
	2015	2014	% Change
Broadcast advertising:
Local	$311,450	$323,604	(3.8)%
National	49,225	52,993	(7.1)%
Network	166,280	194,414	(14.5)%
	$526,955	$571,011	(7.7)%
Net revenue for the six months ended June 30, 2015 decreased $49.9 million, or 8.0%, to $570.4 million, compared to $620.3 million for the six months ended June 30, 2014. The decrease resulted from decreases of $44.1 million, $4.1 million, and $3.9 million in broadcasting advertising, digital advertising, and political advertising, respectively. The decrease was partially offset by an increase of $2.1 million in license fees and other revenue. The decrease in broadcast advertising was a result of decreases in local spot and national spot revenue at our markets and WestwoodOne.
Content Costs

Content costs for the six months ended June 30, 2015 decreased $18.5 million, or 8.8%, to $191.8 million, compared to $210.3 million for the six months ended June 30, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs and a decrease in expenses at WestwoodOne.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the six months ended June 30, 2015 remained relatively flat, increasing less than 0.5% to $234.9 million compared to $233.7 million for the six months ended June 30, 2014.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2015 decreased $6.9 million, or 11.9%, to $51.0 million, compared to $58.0 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense, for the six months ended June 30, 2015 decreased $12.5 million, or 32.5%, to $26.0 million, compared to $38.5 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in severance and legal costs related to our acquisition of WestwoodOne in December 2013.
Interest Expense
Total interest expense for the six months ended June 30, 2015 decreased $2.3 million, or 3.2%, to $70.4 million compared to $72.7 million for the six months ended June 30, 2014. Interest expense associated with outstanding debt decreased by $2.6 million to $64.3 million as compared to $66.9 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments.
The following summary details the components of our interest expense (dollars in thousands):

	Six Months Ended June 30,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$23,638	$23,638	$—	—%
Bank borrowings – term loans and revolving credit facilities	40,682	43,274	(2,592)	(6.0)%
Other, including debt issue cost amortization	6,076	5,821	255	4.4%
Interest expense	$70,396	$72,733	$(2,337)	(3.2)%
Other Income, net
Other income, net for the six months ended June 30, 2015 increased $9.2 million, or 261.5%, to $12.8 million compared to $3.5 million for the six months ended June 30, 2014. Other income, net for the six months ended June 30, 2015 included proceeds related to a business interruption claim arising from Hurricane Katrina in 2005.
Income Taxes
For the six months ended June 30, 2015, the Company recorded an income tax expense of $2.3 million on a pre-tax income of $2.6 million, resulting in an effective tax rate for the six months ended June 30, 2015 of approximately 88.5%. For the six months ended June 30, 2014, the Company recorded income tax expense of $3.2 million on pre-tax income of $9.0 million, resulting in an effective tax rate for the six months ended June 30, 2014 of approximately 35.6%.
The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2015 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2014, primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2015 decreased $33.8 million to $125.5 million from $159.3 million for the six months ended June 30, 2014.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,		% Change Six Months Ended
	2015	2014
Net income	$284	$5,868	(95.2)%
Income tax expense	2,335	3,155	(26.0)%
Non-operating expenses, including interest expense	57,259	68,532	(16.4)%
LMA fees	5,070	3,205	58.2%
Depreciation and amortization	51,035	57,952	(11.9)%
Stock-based compensation expense	7,743	8,245	(6.1)%
Loss (gain) on sale of assets or stations	735	(898)	**
Impairment charges - equity interest in Pulser Media Inc.	1,056	—	**
Acquisition-related and restructuring (benefit) costs	(603)	12,660	**
Franchise and state taxes	564	549	2.7%
Adjusted EBITDA	$125,478	$159,268	(21.2)%

** Calculation is not meaningful

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$35,724	$41,505
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, net cash provided by operating activities decreased $5.8 million. The decrease was primarily due to a decrease in working capital driven by the timing of payments of our accounts payable and accrued expenses.
Cash Flows (Used in) Provided by Investing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash (used in) provided by investing activities	$(10,171)	$2,581
For the six months ended June 30, 2015, net cash used in investing activities was $10.2 million as compared to net cash provided by investing activities of $2.6 million for the six months ended June 30, 2014. The change was primarily due to proceeds from the sale of the San Francisco Giants interest during the six months ended June 30, 2014. Capital expenditures for the six months ended June 30, 2015 totaled 14.9 million and related to investments in a new office and studio facility in our San Francisco market, computer upgrades across our broadcast platform, and ongoing maintenance and other routine expenditures. Capital expenditures for the six months ended June 30, 2014 totaled $11.2 million, the majority of which related to one time investments at WestwoodOne.

Cash Flows Used in Financing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash used in financing activities	$(90)	$(56,761)
For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, net cash used in financing activities decreased $56.7 million. The decrease in cash used in financing activities was primarily attributable to a decrease in net repayments on borrowings.
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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. These known risks have not changed materially, except as described below. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

We have written off, and could in the future be required to write off, a significant portion of the fair value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.
As of June 30, 2015, our FCC licenses and goodwill comprised 76.8% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. Any adverse changes in these estimates and assumptions could result in materially different determinations of fair value, and could result in the Company recording goodwill impairment at a future reporting date, which charges could be material. In addition, if market conditions or operational performance of any of our reporting units were to deteriorate, and there was no expectation that conditions or their performance would improve within a reasonable period of time, or if an event was to occur or circumstances change that would reduce the fair value of a reporting unit's goodwill below the amounts reflected in the balance sheet, we may be required to recognize an impairment charge in future periods, which could be material. Although we did not record any goodwill impairment charges during the six months ended June 30, 2015, given the factors described above, we cannot make any assurances that we will not be required to incur any material impairment charges in any future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2015, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

10.1	First Amendment to Stockholders' Agreement, dated April 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 28, 2015).

10.2	First Amendment to Employment Agreement, dated April 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on April 28, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: July 30, 2015	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.