Form 10-Q
period 2015-09-30
CUMULUS MEDIA INC
filed 2015-11-05
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2015, the registrant had 233,816,323 outstanding shares of common stock consisting of: (i) 233,171,452 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$84,245	$7,271
Restricted cash	8,422	10,055
Accounts receivable, less allowance for doubtful accounts of $5,758 and $6,004 at September 30, 2015 and December 31, 2014, respectively	228,093	248,308
Trade receivable	4,601	2,455
Assets held for sale	45,157	15,007
Prepaid expenses and other current assets	59,361	87,730
Total current assets	429,879	370,826
Property and equipment, net	182,513	221,497
Broadcast licenses	1,578,066	1,596,715
Other intangible assets, net	191,768	243,640
Goodwill	703,354	1,253,823
Other assets	38,158	58,940
Total assets	$3,123,738	$3,745,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$146,512	$151,658
Trade payable	4,632	3,964
Total current liabilities	151,144	155,622
Long-term debt, excluding 7.75% senior notes	1,878,313	1,875,127
7.75% senior notes	610,000	610,000
Other liabilities	45,157	55,121
Deferred income taxes	419,480	507,991
Total liabilities	3,104,094	3,203,861
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,617,399 and 254,997,925 shares issued, and 233,171,452 and 232,378,371 shares outstanding, at September 30, 2015 and December 31, 2014, respectively	2,555	2,549
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both September 30, 2015 and December 31, 2014	6	6
Treasury stock, at cost, 22,445,947 and 22,619,554 shares at September 30, 2015 and December 31, 2014, respectively	(229,308)	(231,588)
Additional paid-in-capital	1,618,636	1,600,963
Accumulated deficit	(1,372,245)	(830,350)
Total stockholders’ equity	19,644	541,580
Total liabilities and stockholders’ equity	$3,123,738	$3,745,441
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$289,441	$313,885	$859,854	$934,176
Operating expenses:
Content costs	94,829	106,574	286,655	316,868
Selling, general & administrative expenses	115,562	119,864	350,417	353,588
Depreciation and amortization	25,547	29,143	76,582	87,095
LMA fees	2,515	2,021	7,585	5,226
Corporate expenses (including stock-based compensation expense of $12,304, $4,399, $20,047 and $12,645, respectively)	34,253	14,756	60,211	53,215
Loss (gain) on sale of assets or stations	57	(373)	792	(1,271)
Impairment of intangible assets and goodwill	565,584	—	565,584	—
Impairment charges - equity interest in Pulser Media Inc.	18,308	—	19,364	—
Total operating expenses	856,655	271,985	1,367,190	814,721
Operating (loss) income	(567,214)	41,900	(507,336)	119,455
Non-operating (expense) income:
Interest expense	(35,691)	(36,647)	(106,087)	(109,380)
Interest income	22	352	407	1,024
Other (expense) income, net	(151)	443	12,601	3,972
Total non-operating expense, net	(35,820)	(35,852)	(93,079)	(104,384)
(Loss) income before income taxes	(603,034)	6,048	(600,415)	15,071
Income tax benefit (expense)	60,855	(3,508)	58,520	(6,663)
Net (loss) income	$(542,179)	$2,540	$(541,895)	$8,408
Basic and diluted (loss) income per common share (see Note 9, “(Loss) Earnings Per Share”):
Basic: (Loss) income per share	$(2.32)	$0.01	$(2.32)	$0.04
Diluted: (Loss) income per share	$(2.32)	$0.01	$(2.32)	$0.04
Weighted average basic common shares outstanding	233,556,066	231,885,444	233,321,506	224,074,622
Weighted average diluted common shares outstanding	233,556,066	233,222,153	233,321,506	227,802,636
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(541,895)	$8,408
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76,582	87,095
Amortization of debt issuance costs/discounts	7,112	7,029
Provision for doubtful accounts	2,417	2,468
Loss (gain) on sale of assets or stations	792	(1,271)
Impairment of intangible assets and goodwill	565,584	—
Impairment charges - equity interest in Pulser Media Inc.	19,364	—
Fair value adjustment of derivative instruments	—	21
Deferred income taxes	(58,520)	6,663
Stock-based compensation expense	20,047	12,645
Changes in assets and liabilities:
Accounts receivable	17,790	22,759
Trade receivable	(2,146)	686
Prepaid expenses and other current assets	(1,615)	(9,206)
Other assets	(2,508)	(12,304)
Accounts payable and accrued expenses	(5,519)	(19,085)
Trade payable	668	413
Other liabilities	(9,964)	(8,232)
Net cash provided by operating activities	88,189	98,089
Cash flows from investing activities:
Restricted cash	1,633	(4,200)
Acquisition less cash acquired	—	(5,500)
Proceeds from sale of assets or stations	3,055	15,718
Capital expenditures	(15,817)	(13,401)
Net cash used in investing activities	(11,129)	(7,383)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	—	(106,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	10,000
Deferred financing costs	—	(21)
Tax withholding payments on behalf of employees	(93)	(1,320)
Proceeds from exercise of warrants	7	106
Proceeds from exercise of options	—	619
Net cash used in financing activities	(86)	(96,741)
Increase (decrease) in cash and cash equivalents	76,974	(6,035)
Cash and cash equivalents at beginning of period	7,271	32,792
Cash and cash equivalents at end of period	$84,245	$26,757
Supplemental disclosures of cash flow information:
Interest paid	$84,998	$90,533
Income taxes paid	3,359	10,406
Supplemental disclosures of non-cash flow information:
Trade revenue	$25,317	$23,735
Trade expense	23,968	25,038
Equity interest in Pulser Media Inc.	2,025	10,001
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
Nature of Business

A leader in the radio broadcasting industry, Cumulus combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices for the 245 million people reached each week through its 454 owned-and-operated stations broadcasting in 90 US media markets, more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. The Cumulus/Westwood One platforms combine to make Cumulus one of the few media companies who can provide advertisers national reach and local impact. Additionally, Cumulus/Westwood One is the nation's leading provider of country music and lifestyle content through its NASH brand - which serves country fans nationwide through radio programming, NASH Country Weekly magazine, concerts, licensed products and television/video - as well as the exclusive radio broadcast partner to the some of the largest brands in sports and entertainment, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Country Music Awards, the Billboard Music Awards and Miss America.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2014 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and nine months ended September 30, 2015, the cash flows for the nine months ended September 30, 2015 and the Company’s financial condition as of September 30, 2015, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2015.
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
Assets Held for Sale
During the nine months ended September 30, 2015, the Company entered into an agreement to sell certain land to a third party.  The closing of the transaction is subject to various closing conditions, including a due diligence period. The land has been classified as held for sale in the unaudited condensed consolidated balance sheet at September 30, 2015. During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party of which the Company expects to close in the next twelve months. The identified assets have been classified as held for sale in the unaudited condensed consolidated balance sheets at September 30, 2015 and December 31, 2014. The estimated fair value of the land and buildings for both sales are in excess of the carrying value.

Insurance Recoveries
During the nine months ended September 30, 2015, the Company received $14.6 million of insurance proceeds related to a business interruption claim arising from Hurricane Katrina in 2005. The Company recorded $12.4 million in other (expense) income, net and $2.2 million as an offset to corporate expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.
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
Recent Accounting Standards Updates
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year. Transition to the new guidance may be done using either a full or modified retrospective method. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the expected impact that this ASU, as amended, will have on the consolidated financial statements.
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
ASU 2015-01. In January 2015, the FASB issued ASU 2015-01. The amendments in this ASU eliminate the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The ASU will be effective for fiscal years beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-02. In February 2015, the FASB issued ASU 2015-02. The amendments in this ASU provide modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. The ASU will be effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

ASU 2015-03. In April 2015, the FASB issued ASU 2015-03. The amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASUs will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. The Company is currently assessing the expected impact, if any, these ASUs will have on the consolidated financial statements.
ASU 2015-05. In April 2015, the FASB issued ASU 2015-05. The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance does not change an entity’s accounting for service contracts. This ASU will be effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-10. In June 2015, the FASB issued ASU 2015-10. The amendments in this ASU are intended to clarify the FASB Accounting Standards Codification (the "ASC"); correct unintended application of guidance; eliminate inconsistencies; and to improve the ASC’s presentation of guidance. This ASU will be effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-16. In September 2015, the FASB issued ASU 2015-16. The amendments in this ASU requires than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. This ASU will be effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

2. Acquisitions and Dispositions

2014 Acquisitions and Dispositions
Country Weekly Acquisition
On November 7, 2014, the Company completed the purchase of Country Weekly magazine and its related business (“Country Weekly”) for $3.0 million in cash (the "Country Weekly Acquisition"). The Company had previously included NASH branded inserts in the Country Weekly publication.

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

3. Restricted Cash
As of September 30, 2015 and December 31, 2014, the Company’s balance sheet included approximately $8.4 million and $10.1 million, respectively, in restricted cash, of which $0.6 million at each date relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. In addition, at September 30, 2015 and December 31, 2014, the Company held $7.8 million and $9.5 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

4. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2014 to December 31, 2014 and January 1, 2015 to September 30, 2015, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2014	$1,596,337	$315,490	$1,911,827
Purchase price allocation adjustments	963	—	963
Acquisitions	—	8,205	8,205
Dispositions	(585)	(74)	(659)
Amortization	—	(79,981)	(79,981)
Balance as of December 31, 2014	1,596,715	243,640	1,840,355
Dispositions	(2,776)	—	(2,776)
Impairment losses	(15,873)	—	(15,873)
Amortization	—	(51,872)	(51,872)
Balance as of September 30, 2015	$1,578,066	$191,768	$1,769,834

The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2015 to September 30, 2015 and January 1, 2014 to September 30, 2014, and balances as of such dates (dollars in thousands):

Goodwill:	2015	2014
Balance as of January 1:
Goodwill	$1,583,564	$1,586,482
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,253,823	1,256,741
Purchase price allocation adjustments	371	(606)
Disposition	(1,129)	(616)
Impairment losses	(549,711)	—
Balance as of September 30:
Goodwill	1,582,806	1,585,260
Accumulated impairment losses	(879,452)	(329,741)
Total	$703,354	$1,255,519
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As a result of a sustained decline in the Company's stock price and operating results, the Company performed an interim goodwill and broadcast licenses impairment assessment as of September 30, 2015. Prior to conducting the first step of the goodwill impairment test, the Company first evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, the Company tests long-lived assets (other than goodwill and indefinite-lived intangible assets) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company considered the lower than expected revenue and profitability levels as business indicators of impairment for the long-lived assets. Based on the results of the recoverability test, the Company determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the applicable asset groups and were therefore recoverable. The Company did not recognize any impairment charges for intangible assets as a result of this analysis.
Step 1 Goodwill Test
The Company has three reporting units for goodwill impairment purposes which align with Company's operational structure of three distinct verticals used to effectively manage the operations of the business. The Company's top 50 Nielsen Audio rated markets and WestwoodOne comprise one reporting unit ("Reporting Unit 1"), the second reporting unit consists of all of the Company's other radio markets ("Reporting Unit 2") while the third reporting unit consists of all non-radio lines of business ("Reporting Unit 3").
The Company performed its impairment testing of goodwill using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. The Company used an approximate five-year projection period to derive operating cash flow projections from a market participant view. The Company made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. The Company then projected future operating expenses in order to derive expected operating profits, which the Company combined with expected working capital additions and capital expenditures to determine expected operating cash flows.
The Company performed the Step 1 test and compared the fair value of each reporting unit to the carrying value of its net assets as of September 30, 2015. This test was used to determine if any of the Company’s reporting units had an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the reporting unit).
The discount rate employed in the fair value calculations in the Step 1 test in the Company’s reporting units was 8.9%. The Company believes this discount rate was appropriate and reasonable for estimating the fair value of the reporting units.

For periods after 2015, the Company projected annual revenue growth based on industry data and historical and expected performance. The Company projected expense growth based primarily on the reporting units’ historical financial performance and expected growth. The Company’s projections were based on then-current market and economic conditions and the Company’s historical knowledge of the reporting units.
To validate the Company’s conclusions and determine the reasonableness of the Company’s assumptions, the Company conducted an overall check of the Company’s fair value calculations by comparing the implied fair value of the Company’s reporting units, in the aggregate, to the Company’s market capitalization during the quarter ended September 30, 2015. As compared with the market capitalization of $2.8 billion, the aggregate fair value of all reporting units of approximately $2.6 billion was approximately $0.2 billion, or 6.5%, lower than the market capitalization.
The Company's analysis determined that, based on its Step 1 goodwill test, the fair value of Reporting Unit 1 containing goodwill balances was below its carrying value at September 30, 2015. For the remaining reporting units, since no impairment indicator existed in Step 1, the Company determined goodwill was appropriately stated as of September 30, 2015.
Step 2 Goodwill Test
As required by the Step 2 test, the Company prepared an allocation of the fair value of Reporting Unit 1 identified in the Step 1 test as containing indications of impairment. The results of the Step 2 test and the calculated impairment charge for Reporting Unit 1 at September 30, 2015 follows (dollars in thousands):

	September 30, 2015
	Fair Value	Implied Goodwill Value	Carrying Value of Goodwill	Impairment
Reporting Unit 1	$1,670,333	$336,509	$886,220	$549,711
The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates as discussed above, and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
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
As a result of certain developments in the Company's business, the Company performed an interim impairment assessment as of September 30, 2015 for the Company's FCC licenses, including both AM and FM licenses. For the impairment test, the Company utilized the income approach, specifically the Greenfield Method. This approach values the license by calculating the value of a hypothetical start-up company that goes into business with no assets except the asset to be valued (the license). The value of the asset under consideration can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, the Company conducted a thorough review of all aspects of the assets being valued.
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
The Company discounted the net free cash flows using an after-tax weighted average cost of capital of 8.9%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted the amounts to present values.
In order to estimate what listening audience share would be expected for each station by market, the Company analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. The Company made any appropriate adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on the Company’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2020;

•	the estimation of initial and on-going capital expenditures (based on market size);

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
As a result of the impairment test of its indefinite-lived intangibles conducted as of September 30, 2015, the Company recorded a non-cash impairment charge of approximately $15.9 million to reduce the carrying value of FCC licenses to their estimated fair values.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Term Loan and Securitization Facility:
Term loan	$1,903,875	$1,903,875
Securitization facility	—	—
Less: term loan discount	(25,562)	(28,748)
Total Term Loan and Securitization Facility	1,878,313	1,875,127
7.75% senior notes	610,000	610,000
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,488,313	$2,485,127

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
At September 30, 2015, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at September 30, 2015 was 5.50 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of September 30, 2015, the Company's actual leverage ratio was in excess of the required ratio. If the Company accessed borrowings under the Revolving Credit Facility, the Company would be required to comply with such ratio.
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
At September 30, 2015 and December 31, 2014, the Company had $1.904 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At September 30, 2015, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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
At September 30, 2015 and December 31, 2014, there were no amounts outstanding under the Securitization Facility.
For the three and nine months ended September 30, 2015, the Company recorded an aggregate of $2.4 million and $7.1 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility, respectively. For the three and nine months ended September 30, 2014, the Company recorded an aggregate of $2.3 million and $7.0 million, respectively, of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility, respectively.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2015 Using
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

(1)
On September 13, 2013, the Company and Pulser Media Inc. (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive a 15% equity interest in Pulser, with the opportunity to earn additional equity, see Note 11, "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using a discounted cash flow model to arrive at an enterprise value and per share price for the investment which are inputs that are supported by little or no market activity (a Level 3 measurement). Due to the volatility in market conditions that have an impact on Pulser's operations, during the three and nine months ended September 30, 2015, the Company recognized an impairment charge of $18.3 million and $19.4 million, respectively, related to the decline in the fair value of the equity interest in Pulser.

(2)
Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the Wise Brothers Acquisition and the Company's 2013 asset exchange with Family Stations, Inc. (the "WFME Asset Exchange"). The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement).

The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser from January 1, 2015 to September 30, 2015 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2015	$17,339
Add: Additions to equity interest in Pulser	2,025
Less: Impairment charge	(19,364)
Fair value balance at September 30, 2015	$—
The reconciliation below contains the components of the change in the continuing contingency associated with the contingent consideration from January 1, 2015 to September 30, 2015 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2015	$(181)
Mark to market adjustment	—
Fair value balance at September 30, 2015	$(181)
Quantitative information regarding the significant unobservable inputs related to the WFME Asset Exchange contingent consideration as of September 30, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
Quantitative information regarding the significant unobservable inputs related to the Wise Brothers Acquisition contingent consideration as of September 30, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$150	Income Approach	Total term	2 years
		Conditions	4
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.

The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	September 30, 2015	December 31, 2014
Term Loan:
Carrying value	$1,903,875	$1,903,875
Fair value - Level 2	1,608,774	1,856,278
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	437,675	617,625
As of September 30, 2015, the Company used trading prices of 84.50% to calculate the fair value of the Term Loan and 71.75% to calculate the fair value of the 7.75% Senior Notes.
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
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At September 30, 2015, 0.3 million 2009 Warrants remained outstanding.

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
During the three and nine months ended September 30, 2015, approximately 0.1 million and 0.5 million Company Warrants, respectively, were converted into shares of Class A common stock. At September 30, 2015, approximately 0.9 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of September 30, 2015, all 7.8 million Crestview Warrants remained outstanding.

8. Stock-Based Compensation Expense

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options issued. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date fair value of the shares awarded. To the extent non-vested restricted stock awards include performance or market conditions management examines the requisite service period to recognize the cost associated with the award on a case-by-case basis. There were no changes to the Black-Scholes calculations or assumptions during the year.
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

On September 29, 2015, the Company announced that Mr. Lewis Dickey will no longer serve as the Company's President and Chief Executive Officer, effective as of October 13, 2015, and will receive the benefits as set forth in the Employment Agreement dated November 29, 2011, as amended by the First Amendment to Employment Agreement dated as of April 28, 2015, between the Company and Mr. Lewis Dickey. In addition, as of September 29, 2015, Mr. John Dickey will no longer serve as the Company’s Executive Vice President of Content and Programming and will receive the benefits set forth in the Employment Agreement dated as of November 29, 2011, as amended by the First Amendment to Employment Agreement dated as of September 4, 2014, between the Company and Mr. John Dickey. In connection with the above departures, the Company recorded accelerated stock compensation costs of $8.7 million for the three and nine months ended September 30, 2015, these costs are included in corporate expenses and additional paid-in capital in the accompanying condensed consolidated financial statements.
During the nine months ended September 30, 2015, the Company granted 670,000 stock options with an aggregate grant date fair value of $1.1 million. During the nine months ended September 30, 2014, the Company granted 655,000 stock options with an aggregate grant date fair value of $2.7 million. The options range in exercise price from $0.75 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and nine months ended September 30, 2015 and 2014, the Company recognized approximately $12.3 million, $20.0 million, $4.4 million and $12.6 million, respectively, in stock-based compensation expense related to equity awards.
As of September 30, 2015, unrecognized stock-based compensation expense of approximately $6.8 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.33 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the three and nine months ended September 30, 2015 was $0.0 million and $0.5 million, respectively. The total fair value of restricted stock awards that vested during the three and nine months ended September 30, 2014 was $0.0 million and $2.1 million, respectively. There were no stock options exercised during the nine months ended September 30, 2015 and 1.3 million stock options were exercised during the nine months ended September 30, 2014.

9. (Loss) Earnings Per Share
For all periods presented, the Company has disclosed basic and diluted (loss) earnings per common share utilizing the two-class method. Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net (loss) income after any allocation for preferred stock dividends between each class of common stock on an equal basis.
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net (loss) income. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the (loss) earnings for the period had been distributed. (Loss) earnings are allocated to each participating security and common shares equally. The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic (Loss) Income Per Share
Numerator:
Undistributed net (loss) income from continuing operations	$(542,179)	$2,540	$(541,895)	$8,408
Less:
Participation rights of the Company Warrants in undistributed earnings	—	25	—	318
Participation rights of unvested restricted stock in undistributed earnings	—	2	—	9
Basic undistributed net (loss) income attributable to common shares	$(542,179)	$2,513	$(541,895)	$8,081
Denominator:
Basic weighted average shares outstanding	233,556	231,885	233,322	224,075
Basic undistributed net (loss) income per share attributable to common shares	$(2.32)	$0.01	$(2.32)	$0.04
Diluted (Loss) Income Per Share:
Numerator:
Undistributed net (loss) income from continuing operations	$(542,179)	$2,540	$(541,895)	$8,408
Less:
Participation rights of the Company Warrants in undistributed net earnings	—	25	—	313
Participation rights of unvested restricted stock in undistributed earnings	—	2	—	9
Basic undistributed net (loss) income attributable to common shares	$(542,179)	$2,513	$(541,895)	$8,086
Denominator:
Basic weighted average shares outstanding	233,556	231,885	233,322	224,075
Effect of dilutive stock options and warrants	—	1,337	—	3,728
Diluted weighted average shares outstanding	233,556	233,222	233,322	227,803
Diluted undistributed net (loss) income per share attributable to common shares	$(2.32)	$0.01	$(2.32)	$0.04

Potentially dilutive equivalent shares outstanding for the three and nine months ended September 30, 2015 excluded from the computation of diluted (loss) income per share consisted of approximately 1.2 million and 1.4 million shares, respectively, of common stock underlying outstanding warrants and stock options.

10. Income Taxes
For the three months ended September 30, 2015, the Company recorded income tax benefit of $60.9 million on pre-tax loss of $603.0 million, resulting in an effective tax rate for the three months ended September 30, 2015 of approximately 10.1%. For the three months ended September 30, 2014, the Company recorded income tax expense of $3.5 million on pre-tax income of $6.0 million, resulting in an effective tax rate for the three months ended September 30, 2014 of approximately 58.3%.
For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $58.5 million on a pre-tax loss of $600.4 million, resulting in an effective tax rate for the nine months ended September 30, 2015 of approximately 9.7%. For the nine months ended September 30, 2014, the Company recorded income tax expense of $6.7 million on pre-tax income of $15.1 million, resulting in an effective tax rate for the nine months ended September 30, 2014 of approximately 44.4%.

The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three and nine months ended September 30, 2015 primarily relates to the effect of the book impairment charge to goodwill for which there is no deferred tax liability, state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three and nine months ended September 30, 2014 primarily relates to state and local income taxes, and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of September 30, 2015, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

11. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $110.4 million and is expected to be paid in accordance with the agreements through December 2017.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of September 30, 2015, the Company believes that it will meet such minimum obligations.
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
On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. As of September 30, 2015, liabilities related to the Exit Plan of $0.5 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $4.0 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company is responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement pursuant to which the Company has the right to elect to purchase the radio station at any time until May 5, 2016 for $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or April 25, 2015. In addition, Universal has the right to elect to require the Company to purchase the station at any time during a ten-day period commencing May 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date and April 25, 2016.
The Company determined through its review of the requirements of ASC 810 that the Company is not the primary beneficiary of the LMA with Universal, and, therefore consolidation of the station is not required.
In connection with the departures of executives as disclosed in Note 8, "Stock-Based Compensation Expense", the Company recorded restructuring costs of $10.2 million for the three and nine months ended September 30, 2015 and is included in corporate expenses in the condensed consolidated statements of operations. As of September 30, 2015, liabilities of $10.2 million were included in accounts payable and accrued expenses in the condensed consolidated balance sheet and are expected to be paid within one year.
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
Legal Proceedings
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, violation of California rights of publicity, common law conversion, misappropriation and unfair business practices. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.
Each suit seeks unspecified damages. We are evaluating each suit, and intend to defend ourselves vigorously.
In addition to the above suits, we are currently party to, or a defendant in, various other claims or lawsuits that are generally incidental to our business. We also expect that from time to time in the future we will be party to, or a defendant in, various claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

12. Supplemental Condensed Consolidating Financial Information
At September 30, 2015, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, (ii) unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, and (iii) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$289,316	$—	$—	$289,441
Operating expenses:
Content costs	—	—	94,829	—	—	94,829
Selling, general & administrative expenses	—	—	115,126	436	—	115,562
Depreciation and amortization	—	384	25,163	—	—	25,547
LMA fees	—	—	2,515	—	—	2,515
Corporate expenses (including stock-based compensation expense of $12,304)	—	34,253	—	—	—	34,253
Loss on sale of assets or stations	—	—	57	—	—	57
Impairment on intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	18,308	—	—	18,308
Total operating expenses	—	34,637	821,582	436	—	856,655
Operating loss	—	(34,512)	(532,266)	(436)	—	(567,214)
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(33,460)	22	(47)	—	(35,669)
Other expense, net	—	—	(151)	—	—	(151)
Total non-operating expense, net	(2,184)	(33,460)	(129)	(47)	—	(35,820)
Loss before income taxes	(2,184)	(67,972)	(532,395)	(483)	—	(603,034)
Income tax benefit (expense)	704	(171,978)	233,254	(1,125)	—	60,855
(Loss) earnings from consolidated subsidiaries	(540,699)	(300,749)	(1,608)	—	843,056	—
Net (loss) income	$(542,179)	$(540,699)	$(300,749)	$(1,608)	$843,056	$(542,179)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$375	$859,479	$—	$—	$859,854
Operating expenses:
Content costs	—	—	286,655	—	—	286,655
Selling, general & administrative expenses	—	—	348,919	1,498	—	350,417
Depreciation and amortization	—	1,000	75,582	—	—	76,582
LMA fees	—	—	7,585	—	—	7,585
Corporate expenses (including stock-based compensation expense of $20,047)	—	60,211	—	—	—	60,211
Loss on sale of assets or stations	—	—	792	—	—	792
Impairment of intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Total operating expenses	—	61,211	1,304,481	1,498	—	1,367,190
Operating loss	—	(60,836)	(445,002)	(1,498)	—	(507,336)
Non-operating (expense) income:
Interest (expense) income, net	(6,552)	(99,394)	407	(141)	—	(105,680)
Other income, net	—	—	12,601	—	—	12,601
Total non-operating (expense) income, net	(6,552)	(99,394)	13,008	(141)	—	(93,079)
Loss before income taxes	(6,552)	(160,230)	(431,994)	(1,639)	—	(600,415)
Income tax benefit (expense)	2,438	(120,572)	193,389	(16,735)	—	58,520
(Loss) earnings from consolidated subsidiaries	(537,781)	(256,979)	(18,374)	—	813,134	—
Net (loss) income	$(541,895)	$(537,781)	$(256,979)	$(18,374)	$813,134	$(541,895)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$313,760	$—	$—	$313,885
Operating expenses:
Content costs	—	—	106,574	—	—	106,574
Selling, general & administrative expenses	—	—	119,455	409	—	119,864
Depreciation and amortization	—	428	28,715	—	—	29,143
LMA fees	—	—	2,021	—	—	2,021
Corporate expenses (including stock-based compensation expense of $4,399)	—	14,756	—	—	—	14,756
Gain on sale of assets or stations	—	—	(373)	—	—	(373)
Total operating expenses	—	15,184	256,392	409	—	271,985
Operating (loss) income	—	(15,059)	57,368	(409)	—	41,900
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(34,416)	352	(47)	—	(36,295)
Other income, net	—	—	443	—	—	443
Total non-operating (expense) income, net	(2,184)	(34,416)	795	(47)	—	(35,852)
(Loss) income before income taxes	(2,184)	(49,475)	58,163	(456)	—	6,048
Income tax benefit (expense)	1,427	31,750	(37,008)	323	—	(3,508)
Earnings (loss) from consolidated subsidiaries	3,297	21,022	(133)	—	(24,186)	—
Net income (loss)	$2,540	$3,297	$21,022	$(133)	$(24,186)	$2,540

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$354	$933,822	$—	$—	$934,176
Operating expenses:
Content costs	—	—	316,868	—	—	316,868
Selling, general & administrative expenses	—	—	352,036	1,552	—	353,588
Depreciation and amortization	—	1,346	85,749	—	—	87,095
LMA fees	—	—	5,226	—	—	5,226
Corporate expenses (including stock-based compensation expense of $12,645)	—	53,215	—	—	—	53,215
Gain on sale of assets or stations	—	—	(1,271)	—	—	(1,271)
Total operating expenses	—	54,561	758,608	1,552	—	814,721
Operating (loss) income	—	(54,207)	175,214	(1,552)	—	119,455
Non-operating (expense) income:
Interest (expense) income, net	(7,165)	(101,999)	1,024	(216)	—	(108,356)
Other income, net	—	—	3,972	—	—	3,972
Total non-operating (expense) income, net	(7,165)	(101,999)	4,996	(216)	—	(104,384)
(Loss) income before income taxes	(7,165)	(156,206)	180,210	(1,768)	—	15,071
Income tax benefit (expense)	3,168	69,064	(79,677)	782	—	(6,663)
Earnings (loss) from consolidated subsidiaries	12,405	99,547	(986)	—	(110,966)	—
Net income (loss)	$8,408	$12,405	$99,547	$(986)	$(110,966)	$8,408

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2015
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$84,245	$—	$—	$—	$84,245
Restricted cash	—	8,422	—	—	—	8,422
Accounts receivable, less allowance for doubtful accounts of $5,758	—	—	—	228,093	—	228,093
Trade receivable	—	—	4,601	—	—	4,601
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	28,614	30,747	—	—	59,361
Total current assets	—	121,281	80,505	228,093	—	429,879
Property and equipment, net	—	3,897	178,616	—	—	182,513
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	191,768	—	—	191,768
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	111,978	3,768,315	1,062,021	—	(4,942,314)	—
Intercompany receivables, net	—	92,935	1,587,977	—	(1,680,912)	—
Other assets	—	28,918	105,204	601	(96,565)	38,158
Total assets	$111,978	$4,015,346	$3,909,445	$1,806,760	$(6,719,791)	$3,123,738
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$51,222	$95,290	$—	$—	$146,512
Trade payable	—	—	4,632	—	—	4,632
Total current liabilities	—	51,222	99,922	—	—	151,144
Long-term debt, excluding 7.75% Senior Notes	—	1,878,313	—	—	—	1,878,313
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	3,949	41,208	—	—	45,157
Intercompany payables, net	92,334	1,359,884	—	228,694	(1,680,912)	—
Deferred income taxes	—	—	—	516,045	(96,565)	419,480
Total liabilities	92,334	3,903,368	141,130	744,739	(1,777,477)	3,104,094
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,617,399 shares issued and 233,171,452 shares outstanding	2,555	—	—	—	—	2,555
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,445,947 shares	(229,308)	—	—	—	—	(229,308)
Additional paid-in-capital	1,618,636	266,629	4,034,926	2,055,582	(6,357,137)	1,618,636
Accumulated (deficit) equity	(1,372,245)	(154,651)	(266,611)	(993,561)	1,414,823	(1,372,245)
Total stockholders’ equity (deficit)	19,644	111,978	3,768,315	1,062,021	(4,942,314)	19,644
Total liabilities and stockholders’ equity (deficit)	$111,978	$4,015,346	$3,909,445	$1,806,760	$(6,719,791)	$3,123,738

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(541,895)	$(537,781)	$(256,979)	$(18,374)	$813,134	$(541,895)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,000	75,582	—	—	76,582
Amortization of debt issuance costs/discounts	—	6,970	—	142	—	7,112
Provision for doubtful accounts	—	—	2,417	—	—	2,417
Loss on sale of assets or stations	—	—	792	—	—	792
Impairment of intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Deferred income taxes	(2,438)	120,572	(193,389)	16,735	—	(58,520)
Stock-based compensation expense	—	20,047	—	—	—	20,047
Earnings (loss) from consolidated subsidiaries	537,781	256,979	18,374	—	(813,134)	—
Changes in assets and liabilities	—	273,801	(278,592)	1,497	—	(3,294)
Net cash (used in) provided by operating activities	(6,552)	141,588	(46,847)	—	—	88,189
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	3,055	—	—	3,055
Restricted cash	—	1,633	—	—	—	1,633
Capital expenditures	—	(2,244)	(13,573)	—	—	(15,817)
Net cash used in investing activities	—	(611)	(10,518)	—	—	(11,129)
Cash flows from financing activities:
Intercompany transactions, net	6,545	(63,907)	57,362	—	—	—
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	7	—	—	—	—	7
Net cash provided by (used in) financing activities	6,552	(64,000)	57,362	—	—	(86)
Increase (decrease) in cash and cash equivalents	—	76,977	(3)	—	—	76,974
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$84,245	$—	$—	$—	$84,245

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$8,408	$12,405	$99,547	$(986)	$(110,966)	$8,408
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,346	85,749	—	—	87,095
Amortization of debt issuance costs/discount	—	6,886	—	143	—	7,029
Provision for doubtful accounts	—	—	2,468	—	—	2,468
Gain on sale of assets or stations	—	—	(1,271)	—	—	(1,271)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(3,168)	(69,064)	79,677	(782)	—	6,663
Stock-based compensation expense	—	12,645	—	—	—	12,645
(Loss) earnings from consolidated subsidiaries	(12,405)	(99,547)	986	—	110,966	—
Changes in assets and liabilities	—	258,974	(275,568)	(8,375)	—	(24,969)
Net cash (used in) provided by operating activities	(7,165)	123,666	(8,412)	(10,000)	—	98,089
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	15,718	—	—	15,718
Restricted cash	—	(4,200)	—	—	—	(4,200)
Acquisition less cash required	—	—	(5,500)	—	—	(5,500)
Capital expenditures	—	(134)	(13,267)	—	—	(13,401)
Net cash used in investing activities	—	(4,334)	(3,049)	—	—	(7,383)
Cash flows from financing activities:
Intercompany transactions, net	(5,364)	(41,365)	11,729	35,000	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(71,125)	—	(35,000)	—	(106,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding payments on behalf of employees	—	(1,320)	—	—	—	(1,320)
Proceeds from exercise of warrants	106	—	—	—	—	106
Proceeds from exercise of options	619	—	—	—	—	619
Deferred financing costs	—	(21)	—	—	—	(21)
Net cash (used in) provided by financing activities	(4,639)	(113,831)	11,729	10,000	—	(96,741)
(Decrease) increase in cash and cash equivalents	(11,804)	5,501	268	—	—	(6,035)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$26,489	$268	$—	$—	$26,757

13. Subsequent Event
On November 3, 2015, the Company received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company was not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the minimum bid price of the Company's common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days.
In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until May 2, 2016, to regain compliance with the requirements under the Rule. If, at any time before that date the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify the Company that it has achieved compliance with the Rule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the value of any of our investments, our ability to complete any acquisitions pending from time to time, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do, or expect to do, business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business, or any acquisitions, from time to time, the write off of a material portion of the fair value of our FCC broadcast licenses and goodwill, our ability to meet the continued listing standards of NASDAQ, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014 and this Quarterly Report on Form 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business

A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices for the 245 million people reached each week through its 454 owned-and-operated stations broadcasting in 90 US media markets, more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. The Cumulus/Westwood One platforms combine to make us one of the few media companies who can provide advertisers national reach and local impact. Additionally, Cumulus/Westwood One is the nation's leading provider of country music and lifestyle content through its NASH brand - which serves country fans nationwide through radio programming, NASH Country Weekly magazine, concerts, licensed products and television/video - as well as the exclusive radio broadcast partner to the some of the largest brands in sports and entertainment, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Country Music Awards, the Billboard Music Awards and Miss America.
We generate revenue through monetization of this programming content and other sources across four major product lines. These are broadcast advertising, digital advertising, political advertising, and non-advertising based license fees.

Broadcast advertising revenue. We generate most of our overall revenue through the sale of commercial advertising time to local, national and network clients across our 454 owned-and-operated radio stations and more than 8,200 radio broadcast affiliations. Local spot advertising is sold by approximately 900 Cumulus employed sales executives across 90 U.S. media markets (including eight of the top ten). National spot advertising for our owned and operated stations is outsourced to Katz Media, which markets itself to advertisers as WestwoodOne Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by Cumulus employed account executives in regional hubs across the United States under the WestwoodOne Networks brand. At September 30, 2015, under LMAs, we also provided sales and marketing services for 11 radio stations in the United States.
Digital advertising revenue.  We also generate revenue from the sale of advertising and promotional opportunities across our streaming audio network, digital commerce platform, websites and mobile applications. We operate the fourth largest streaming audio advertising network in the United States, including owned and operated internet radio simulcast stations and other third party internet companies with whom we have advertising reseller agreements. Our digital commerce platform utilizes couponing and discount daily deals to create promotional opportunities for local and national merchants under our Sweetjack, SweetDeals and Incentrev brands. We also sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites.
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
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As a leader in the radio broadcast industry, we provide exclusive content that is fully distributed through our 454 owned-and-operated stations in 90 U.S. media markets, more than 8,200 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 13.4 million page views from approximately 3.5 million unique users on a monthly basis and stream music to approximately 9.6 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at September 30, 2015 was 5.50 to 1, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of September 30, 2015, our actual leverage ratio was in excess of the required ratio. If we accessed borrowings under the Revolving Credit Facility, we would be required to comply with such ratio.
We have also entered into a 5-year, $50.0 million revolving accounts receivable securitization facility, dated as of December 6, 2013 (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company may sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013.
At September 30, 2015, our long-term debt consisted of $1.904 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of September 30, 2015, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, excluding access to the Revolving Credit Facility, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
On November 3, 2015, we received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the minimum bid price of our common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days.
In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until May 2, 2016, to regain compliance with the requirements under the Rule. If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the Rule.
In the event we do not regain compliance with the Rule by May 2, 2016, NASDAQ will notify us that our common stock will be delisted from the NASDAQ Global Select Market, unless we request a hearing before a NASDAQ Hearings Panel. Alternatively, we may apply to transfer our securities to the NASDAQ Capital Market if we satisfy the requirements for initial listing set forth in NASDAQ Listing Rule 5505(a), with the exception of the minimum bid price. If such an application for transfer were approved, we would have an additional 180 calendar days to comply with the Rule in order for our common stock to remain listed on the NASDAQ Capital Market. No assurances can be provided that we will be able to regain compliance with the Rule. Our inability to maintain the listing of our common stock on any NASDAQ market may materially adversely affect the liquidity and market price of our common stock.
Critical Accounting Policies and Estimates
Intangible Assets
We have significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. We perform annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairment tests are performed. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecast operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecast operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations.
The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value of goodwill over its estimated fair value and charge the impairment to results of operations in the period in which the impairment occurred. We review the carrying value of our definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. As a result of a sustained declines in our stock price and operating results, we performed an interim goodwill and broadcast licenses impairment assessment as of September 30, 2015.
Prior to conducting the first step of the goodwill impairment test, we first evaluated the recoverability of the long-lived assets, including purchased intangible assets. When indicators of impairment are present, we test long-lived assets (other than goodwill and indefinite-lived intangible assets) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. We considered the lower than expected revenue and profitability levels as business indicators of impairment for the long-lived assets. Based on the results of the recoverability test, we determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the applicable asset groups and were therefore recoverable. We did not recognize any impairment charges for intangible assets as a result of this analysis.
We conducted our impairment tests as follows:
Step 1 Goodwill Test
We have three reporting units for goodwill impairment purposes which align with our operational structure of three distinct verticals used to effectively manage the operations of the business. Our top 50 Nielsen Audio rated markets and WestwoodOne comprise one reporting unit ("Reporting Unit 1"), the second reporting unit consists of all of our other radio markets ("Reporting Unit 2") while the third reporting unit consists of all non-radio lines of business ("Reporting Unit 3").
In performing our impairment testing of goodwill, the fair value of each reporting unit was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. We used an approximate five-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses in order to derive expected operating profits, which we combined with expected working capital additions and capital expenditures to determine expected operating cash flows.
For our impairment test, we performed the Step 1 goodwill test and compared the fair value of each reporting unit to the carrying value of its net assets as of September 30, 2015. This test was used to determine if any of our reporting units had an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the reporting unit).
The discount rate employed in the fair value calculations in the Step 1 test in our reporting units was 8.9%. We believe this discount rate was appropriate and reasonable for estimating the fair value of the reporting units. Sensitivity tests show if the discount rate had been 100 basis points lower than management estimates, then we would have recognized a $289.2 million impairment charge. Had the discount rate been 100 basis points higher than management estimates, the Company would have recognized a $745.6 million impairment charge.
For periods after 2015, we projected annual revenue growth based on industry data and historical and expected performance. We projected expense growth based primarily on the reporting units’ historical financial performance and expected growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the reporting units. Sensitivity tests show if the long-term growth rate applied to the revenue forecasts had been 50 basis points lower than management estimates, we would have recognized a $630.3 million impairment charge. Had the long-term growth rate been 50 basis points higher than management estimates the Company would have recognized a $456.8 million impairment charge.
To validate our conclusions and determine the reasonableness of our assumptions, we conducted an overall check of our fair value calculations by comparing the implied fair value of our reporting units, in the aggregate, to our market capitalization during the quarter ended September 30, 2015. As compared with the market capitalization of $2.8 billion, the aggregate fair value of all reporting units of approximately $2.6 billion was approximately $0.2 billion, or 6.5%, higher than the market capitalization.
Utilizing the above analysis and data points, we concluded the fair values of our reporting units, as calculated, were appropriate and reasonable.
The table below presents the percentages by which the fair value exceeded or was less than the carrying value of our reporting units under the Step 1 test as of September 30, 2015.

	Reporting Unit 1	Reporting Unit 2	Reporting Unit 3
Carrying value (in thousands)	$1,920,453	$932,889	N/A **
Percentage (less than) exceeding carrying value	(13.0)%	29.7%	N/A **

** Contains no goodwill
Our analysis determined that, based on the results of the Step 1 goodwill test, the fair value of Reporting Unit 1 containing goodwill balances was below its carrying value at September 30, 2015. For the remaining reporting units, since no impairment indicator existed in Step 1, we determined goodwill was appropriately stated as of September 30, 2015.
Step 2 Goodwill Test
As required by the Step 2 test, we prepared an allocation of the fair value of the reporting unit identified in the Step 1 test as containing indications of impairment. The results of the Step 2 test and the calculated impairment charge for Reporting Unit 1 at September 30, 2015 follows (dollars in thousands):

	September 30, 2015
	Fair Value	Implied Goodwill Value	Carrying Value of Goodwill	Impairment
Reporting Unit 1	$1,670,333	$336,509	$886,220	$549,711
Indefinite Lived Intangibles (FCC Licenses)
We perform our annual impairment testing of indefinite-lived intangibles (the Company’s FCC licenses) during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. We have combined all of our broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite-lived intangibles test, we determined that our geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.
As a result of certain developments in our business, we performed an interim impairment assessment as of September 30, 2015 for our FCC licenses, including both AM and FM licenses. For the impairment test, we utilized the income approach, specifically the Greenfield Method. This approach values the license by calculating the value of a hypothetical start-up company that goes into business with no assets except the asset to be valued (the license). The value of the asset under consideration can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, we conducted a thorough review of all aspects of the assets being valued.

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
In estimating the value of the licenses using a discounted cash flow analysis, we began with market revenue projections. Next, we estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as the well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by type (i.e., AM and FM).
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
We discounted the net free cash flows using an after-tax weighted average cost of capital of 8.9%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted the amounts to present values. Sensitivity tests show if the discount rate had been 100 basis points lower than management estimates, then we would have recognized a $2.7 million impairment charge. Had the discount rate been 100 basis points higher than management estimates, the Company would have recognized a $49.1 million impairment charge.
In order to estimate what listening audience share would be expected for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We made any appropriate adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2020;

•	the estimation of initial and on-going capital expenditures (based on market size);

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
As a result of the impairment test of our indefinite-lived intangibles conducted as of September 30, 2015, we recorded a non-cash impairment charge of approximately $15.9 million to reduce the carrying amount of FCC licenses to their estimated fair values.
Investments
We have an agreement with Pulser Media Inc. (the parent company of Rdio) (the "Rdio Agreement") under which we act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75.0 million of promotional commitments over five years, we will receive 15% of the equity interests of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. We record the equity received for services at fair value. The fair value of the equity interest in Pulser is determined using a discounted cash flow model to arrive at an enterprise value and per share price for the investment which are inputs that are supported by little or no market activity. Due to the volatility in market conditions that have an impact on Pulser's operations, during the three and nine months ended September 30, 2015, we recognized a non-cash impairment charge of $18.3 million and $19.4 million, respectively, related to the decline in the fair value of our equity interest in Pulser.
Income Taxes
We use the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded against a deferred tax asset to measure its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. We continually review the adequacy of our valuation allowance on our deferred tax assets and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740").
The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability. Future profitability includes forecasted pre-tax book income from operating results and other events, reversing taxable differences, the favorable settlements of uncertain tax positions including the expiration of statutes of limitation in certain jurisdictions and tax planning initiatives.
As of September 30, 2015, we continue to maintain and record a valuation allowance on certain state net operating loss carryforwards for which we do not believe they will be able to meet the more likely than not recognition standard for recovery.
Should our judgment about the future profitability of the Company change where we believe it is more likely than not that certain state net operating loss carryovers will be realized, we will record a deferred tax benefit in the period of such change in judgment. Conversely, should our judgment about the future profitability of the Company change where we believe it is not more likely than not that one or all of our deferred tax assets will be recovered, we will record deferred tax expense in the period of such change in judgment.
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
In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $25.3 million and $23.7 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2015	2014	2015	2014
STATEMENT OF OPERATIONS DATA:
Net revenue	$289,441	$313,885	$859,854	$934,176	(7.8)%	(8.0)%
Content costs	94,829	106,574	286,655	316,868	(11.0)%	(9.5)%
Selling, general & administrative expenses	115,562	119,864	350,417	353,588	(3.6)%	(0.9)%
Depreciation and amortization	25,547	29,143	76,582	87,095	(12.3)%	(12.1)%
LMA fees	2,515	2,021	7,585	5,226	24.4%	45.1%
Corporate expenses (including stock-based compensation expense)	34,253	14,756	60,211	53,215	132.1%	13.1%
Loss (gain) on sale of assets or stations	57	(373)	792	(1,271)	**	**
Impairment of intangible assets and goodwill	565,584	—	565,584	—	**	**
Impairment charges - equity interest in Pulser Media Inc.	18,308	—	19,364	—	**	**
Operating (loss) income	(567,214)	41,900	(507,336)	119,455	**	**
Interest expense	(35,691)	(36,647)	(106,087)	(109,380)	(2.6)%	(3.0)%
Interest income	22	352	407	1,024	(93.8)%	(60.3)%
Other (expense) income, net	(151)	443	12,601	3,972	**	217.2%
(Loss) income before income taxes	(603,034)	6,048	(600,415)	15,071	**	**
Income tax benefit (expense)	60,855	(3,508)	58,520	(6,663)	**	**
Net (loss) income	$(542,179)	$2,540	$(541,895)	$8,408	**	**
KEY FINANCIAL METRIC:
Adjusted EBITDA	$70,620	$79,837	$196,098	$239,106	(11.5)%	(18.0)%

** Calculation is not meaningful

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Net Revenue
Net revenue consists of gross revenue less agency commissions, third party producer revenue shares and other direct costs. Agency commissions are variable as they are based upon a stated percentage of our gross billings.

The following table presents our net revenue by category (dollars in thousands).

	Three Months Ended September 30,
	2015	2014	% Change
Revenue:
Broadcast advertising	$275,257	$287,636	(4.3)%
Digital advertising	8,159	12,632	(35.4)%
Political advertising	621	4,341	(85.7)%
License fees & other	5,404	9,276	(41.7)%
Net revenue	$289,441	$313,885	(7.8)%

The following table presents our broadcast advertising revenue by source (dollars in thousands).

	Three Months Ended September 30,
	2015	2014	% Change
Broadcast advertising:
Local	$170,955	$171,574	(0.4)%
National	26,453	29,673	(10.9)%
Network	77,849	86,389	(9.9)%
	$275,257	$287,636	(4.3)%
Net revenue for the three months ended September 30, 2015 decreased $24.4 million, or 7.8%, to $289.4 million, compared to $313.9 million for the three months ended September 30, 2014. The decrease resulted from decreases of $12.4 million, $4.5 million, $3.7 million, and $3.9 million in broadcasting advertising, digital advertising, political advertising, and license fees and other revenue, respectively.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended September 30, 2015 decreased $11.7 million, or 11.0%, to $94.8 million, compared to $106.6 million for the three months ended September 30, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs highlighted by a decrease in expenses at WestwoodOne.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Selling, general & administrative expenses for the three months ended September 30, 2015 decreased $4.3 million, or 3.6%, to $115.6 million compared to $119.9 million for the three months ended September 30, 2014. The decrease was primarily attributable to decreases in local sales commissions paid.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2015 decreased $3.6 million, or 12.3%, to $25.5 million, compared to $29.1 million for the three months ended September 30, 2014. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.

Corporate expenses, including stock-based compensation expense, for the three months ended September 30, 2015 increased $19.5 million, or 132.1%, to $34.3 million, compared to $14.8 million for the three months ended September 30, 2014. This increase was primarily due to one-time compensation expenses of $18.9 million associated with the departure of two of our executives.
Impairment of Intangible Assets and Goodwill
During the three months ended September 30, 2015, we recorded impairment charges of $549.7 million and $15.9 million related to goodwill and indefinite-lived intangible assets (FCC Licenses), respectively, due to the sustained declines in our stock price and operating results. There were no similar impairments for the three months ended September 30, 2014.
Impairment Charges - Equity Interest In Pulser Media Inc.
Impairment charges on the equity interest in Pulser Media Inc. was $18.3 million for the three months ended September 30, 2015. There were no impairment charges on the equity interest in Pulser Media Inc. for the three months ended September 30, 2014.
Interest Expense
Total interest expense for the three months ended September 30, 2015 decreased $1.0 million, or 2.6%, to $35.7 million compared to $36.6 million for the three months ended September 30, 2014. Interest expense associated with outstanding debt decreased by $1.0 million to $32.5 million as compared to $33.5 million in the prior year period.
The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	20,678	21,651	(973)	(4.5)%
Other, including debt issue cost amortization	3,194	3,177	17	0.5%
Interest expense	$35,691	$36,647	$(956)	(2.6)%
Other (Expense) Income, net
Other expense for the three months ended September 30, 2015 was $0.2 million compared to other income of $0.4 million for the three months ended September 30, 2014.
Income Taxes
For the three months ended September 30, 2015, the Company recorded income tax benefit of $60.9 million on pre-tax loss of $603.0 million, resulting in an effective tax rate for the three months ended September 30, 2015 of approximately 10.1%. For the three months ended September 30, 2014, the Company recorded income tax expense of $3.5 million on pre-tax income of $6.0 million, resulting in an effective tax rate for the three months ended September 30, 2014 of approximately 58.3%.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2015 primarily relates to the effect of the book impairment charge to goodwill for which there is no deferred tax liability, state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2014 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"). As of September 30, 2015, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2015 decreased $9.2 million to $70.6 million from $79.8 million for the three months ended September 30, 2014.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		% Change Three Months Ended
	2015	2014
Net (loss) income	$(542,179)	$2,540	**
Income tax (benefit) expense	(60,855)	3,508	**
Non-operating expenses, including interest expense	35,820	35,852	(0.1)%
LMA fees	2,515	2,021	24.4%
Depreciation and amortization	25,547	29,143	(12.3)%
Stock-based compensation expense	12,304	4,399	179.7%
Loss (gain) on sale of assets or stations	57	(373)	**
Impairment of intangible assets and goodwill	565,584	—	**
Impairment charges - equity interest in Pulser Media Inc.	18,308	—	**
Acquisition-related and restructuring costs	13,763	2,773	396.3%
Franchise and state taxes	(244)	(26)	838.5%
Adjusted EBITDA	$70,620	$79,837	(11.5)%

** Calculation is not meaningful

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Revenue

The following table presents our net revenue by category (dollars in thousands)

	Nine Months Ended September 30,
	2015	2014	% Change
Revenue:
Broadcast advertising	$802,212	$859,090	(6.6)%
Digital advertising	26,653	35,203	(24.3)%
Political advertising	2,720	10,298	(73.6)%
License fees & other	28,269	29,585	(4.4)%
Net revenue	$859,854	$934,176	(8.0)%

The following table presents our broadcast advertising revenue by source (dollars in thousands).

	Nine Months Ended September 30,
	2015	2014	% Change
Broadcast advertising:
Local	$482,405	$495,620	(2.7)%
National	75,678	82,667	(8.5)%
Network	244,129	280,803	(13.1)%
	$802,212	$859,090	(6.6)%
Net revenue for the nine months ended September 30, 2015 decreased $74.3 million, or 8.0%, to $859.9 million, compared to $934.2 million for the nine months ended September 30, 2014. The decrease resulted from decreases of $56.9 million, $8.6 million, $7.6 million, and $1.3 million in broadcasting advertising, digital advertising, political advertising, and license fees and other revenue, respectively. The decrease in broadcast advertising was a result of decreases in local spot and national spot revenue at our markets and WestwoodOne.
Content Costs
Content costs for the nine months ended September 30, 2015 decreased $30.2 million, or 9.5%, to $286.7 million, compared to $316.9 million for the nine months ended September 30, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs and a decrease in expenses at WestwoodOne.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the nine months ended September 30, 2015 remained relatively flat, decreasing less than 1.0% to $350.4 million compared to $353.6 million for the nine months ended September 30, 2014.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2015 decreased $10.5 million, or 12.1%, to $76.6 million, compared to $87.1 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense, for the nine months ended September 30, 2015 increased $7.0 million, or 13.1%, to $60.2 million, compared to $53.2 million for the nine months ended September 30, 2014. This increase was primarily due to one-time compensation expenses of $18.9 million associated with the departure of two of our executives partially offset by a decrease in severance and legal costs related to our acquisition of WestwoodOne in December 2013.
Impairment of Intangible Assets and Goodwill
During the nine months ended September 30, 2015, we recorded impairment charges of $549.7 million and $15.9 million related to goodwill and indefinite-lived intangible assets (FCC Licenses), respectively, due to the sustained declines in our stock price and operating results. There were no similar impairments for the nine months ended September 30, 2014.
Impairment Charges - Equity Interest In Pulser Media Inc.
Impairment charges on the equity interest in Pulser Media Inc. was $19.4 million for the nine months ended September 30, 2015. There were no impairment charges on the equity interest in Pulser Media Inc. for the nine months ended September 30, 2014.
Interest Expense
Total interest expense for the nine months ended September 30, 2015 decreased $3.3 million, or 3.0%, to $106.1 million compared to $109.4 million for the nine months ended September 30, 2014. Interest expense associated with outstanding debt decreased by $3.6 million to $96.8 million as compared to $100.4 million in the prior year period.

The following summary details the components of our interest expense (dollars in thousands):

	Nine Months Ended September 30,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$35,456	$35,457	$(1)	—%
Bank borrowings – term loans and revolving credit facilities	61,360	64,925	(3,565)	(5.5)%
Other, including debt issue cost amortization	9,271	8,998	273	3.0%
Interest expense	$106,087	$109,380	$(3,293)	(3.0)%
Other (Expense) Income, net
Other (expense) income, net for the nine months ended September 30, 2015 increased $8.6 million, or 217.2%, to $12.6 million compared to $4.0 million for the nine months ended September 30, 2014. Other (expense) income, net for the nine months ended September 30, 2015, primarily included proceeds related to a business interruption insurance claim arising from Hurricane Katrina in 2005.
Income Taxes
For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $58.5 million on a pre-tax loss of $600.4 million, resulting in an effective tax rate for the nine months ended September 30, 2015 of approximately 9.7%. For the nine months ended September 30, 2014, the Company recorded income tax expense of $6.7 million on pre-tax income of $15.1 million, resulting in an effective tax rate for the nine months ended September 30, 2014 of approximately 44.4%.
The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2015 primarily relates to the effect of the book impairment charge to goodwill for which there is no deferred tax liability, state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2014, primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2015 decreased $43.0 million to $196.1 million from $239.1 million for the nine months ended September 30, 2014.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,		% Change Nine Months Ended
	2015	2014
Net (loss) income	$(541,895)	$8,408	**
Income tax (benefit) expense	(58,520)	6,663	**
Non-operating expenses, including interest expense	93,079	104,384	(10.8)%
LMA fees	7,585	5,226	45.1%
Depreciation and amortization	76,582	87,095	(12.1)%
Stock-based compensation expense	20,047	12,645	58.5%
Loss (gain) on sale of assets or stations	792	(1,271)	**
Impairment of intangible assets and goodwill	565,584	—	**
Impairment charges - equity interest in Pulser Media Inc.	19,364	—	**
Acquisition-related and restructuring costs	13,160	15,434	(14.7)%
Franchise and state taxes	320	522	(38.7)%
Adjusted EBITDA	$196,098	$239,106	(18.0)%

** Calculation is not meaningful

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$88,189	$98,089
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, net cash provided by operating activities decreased $9.9 million. The decrease was primarily due to a decrease in working capital driven by the timing of payments of our accounts payable and accrued expenses.
Cash Flows (Used in) Provided by Investing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash used in investing activities	$(11,129)	$(7,383)
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, net cash used in investing activities increased $3.7 million. The change was primarily due to increased capital expenditures in the 2015 period and the receipt of proceeds from the sale of our interest in the San Francisco Giants during the nine months ended September 30, 2014. Capital expenditures for the nine months ended September 30, 2015 totaled $15.8 million and related to investments in a new office and studio facility in our San Francisco market, computer upgrades across our broadcast platform, and ongoing maintenance and other routine expenditures. Capital expenditures for the nine months ended September 30, 2014 totaled $13.4 million, the majority of which related to one time investments at WestwoodOne.

Cash Flows Used in Financing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash used in financing activities	$(86)	$(96,741)
For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, net cash used in financing activities decreased $96.7 million. The decrease in cash used in financing activities was primarily attributable to a decrease in net repayments on borrowings.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, violation of California rights of publicity, common law conversion, misappropriation and unfair business practices. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.
Each suit seeks unspecified damages. We are evaluating each suit, and intend to defend ourselves vigorously.
In addition to the above suits, we are currently party to, or a defendant in, various other claims or lawsuits that are generally incidental to our business. We also expect that from time to time in the future we will be party to, or a defendant in, various claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
As of September 30, 2015, our FCC broadcast licenses and goodwill comprised 73.0% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the quarter ended September 30, 2015, we recorded impairment charges of $565.6 million on FCC broadcast licenses and goodwill. There were no similar impairments in 2014. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.

We are currently not in compliance with the continued listing standards of NASDAQ, if we do not regain compliance, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
Our common stock is currently traded on the Nasdaq Global Select Market. On November 3, 2015, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that our common stock has failed to comply with the minimum bid price requirement for continued listing on that market because it closed below the required $1.00 minimum closing bid price for 30 consecutive trading days. We will achieve compliance with this continued listing requirement if our common stock maintains a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days before May 2, 2016. If our common stock does not achieve compliance with the minimum bid price requirement by May 2, 2016, our common stock will become subject to delisting. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. There can be no assurance that we will be able to comply with the minimum bid price requirement, or any other requirement in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2015, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

10.1
Form of Employment Agreement, dated September 29, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.2
Form of Amendment to Stock Option Award Certificate, dated September 29, 2015, by and between Lewis W. Dickey, Jr. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.3
Form of Option Cancellation Agreement, dated September 29, 2015, by and between John W. Dickey and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.4
Form of Non Qualified Stock Option Agreement as of October 13, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015)

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

CUMULUS MEDIA INC.

Date: November 5, 2015	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.