Form 10-K
period 2015-12-31
CUMULUS MEDIA INC
filed 2016-03-10
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $333.8 million.
As of March 1, 2016, the registrant had outstanding 234,430,806 shares of common stock consisting of (i) 233,785,935 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders (the “2016 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

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

•
derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase LLP, a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm; and

•
derived all audience share data and audience rankings, including ranking by population, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Nielsen Audio Market Report.

Company Overview
A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through our 454 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), more than 8,200 broadcast radio stations affiliated with our Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make us one of the few media companies that can provide advertisers national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to the some of the largest brands in sports and entertainment, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, and the Billboard Music Awards. Additionally, we are the nation's leading provider of country music and lifestyle content through our NASH brand, which serves country fans nationwide through radio programming, NASH Country Weekly magazine, video, and live events.
We believe that our capital structure provides adequate liquidity and scale for us to operate and grow our current business.
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
Our strategy has evolved as we have recognized that large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, many of these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. Our operating strategy is based upon the following principles that we expect will continue to position us for future growth and increases in stockholder value:
Focus on unique brands.
We view each of our radio stations and content assets as a unique brand that serves a local and distinct community of listeners. Our business model is designed to offer local businesses access to each of our stations’ communities of listeners through the sale of advertising time. To drive sales growth, we structure and incentivize our sales organization to create demand through increased coverage and access to sophisticated productivity tools, such as our proprietary customer relationship management system, market research and listener databases, as well as training and presentation materials and extensive client-focused marketing support. As we continue to seek to grow, we believe this focused model will continue to be scalable, allowing us to continue to provide a high level of customer service and further expand our advertiser base.
Further leverage our operating efficiencies.
We utilize a scalable, enterprise-wide, proprietary management system and technology platform to run our business, which we believe is a competitive advantage. Based on the experience of our experienced management team and the benefits derivable from our technology platform, we believe we can to continue to leverage this structural competitive advantage across our business as we seek to drive growth.
Leverage experience in the application of uniform systems and practices.
Our success is partly based on adhering to a set of time-proven fundamentals and processes to run and manage our business, which we have standardized throughout our portfolio of stations. We believe that as we continue to seek to grow we will continue to implement our systems and technology platform across our business, and obtain additional benefits from increased purchasing power, scale and supplier relationships. We believe our culture promotes the identification and recognition of best practices in all functional areas, which are then evaluated, tested and, upon acceptance, rolled out across our portfolio of stations.
Enhance operating performance across our portfolio of radio stations to drive efficiencies through scale.
Our business is designed to drive local sales growth and reduce costs at each radio station. We believe that in doing so, we are able to provide a higher level of service to the existing customer base at those stations in addition to expanding the advertiser base, which we believe will enable us to continue to grow in those markets.
Maintain our financial discipline.
We seek to maintain a strong balance sheet and remain committed to enhancing our free cash flow to further de-leverage. In addition, from time to time, we use derivative financial instruments to mitigate the impact of fluctuations in interest rates. We also continually seek to identify and implement cost savings at each of our stations and the stations to which we provide services. To that end, we believe our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors.
Pursue opportunities to expand and diversify our business.
As part of our overall strategy, we selectively evaluate opportunities that we believe have synergies with our core business and could add incremental growth opportunities to help further diversify our platform. These opportunities exist in a variety of content verticals both in and out of traditional broadcast radio. We also are focused on creating a comprehensive experience for our listening audience, as well as offering our advertisers greater flexibility and reach. These growth initiatives may arise out of strategic partnerships, joint ventures or targeted investments, and we believe our scale and management expertise will allow us to intelligently develop and execute on expansion opportunities.
Competitive Strengths
We believe our prior success is, and our future performance will be, directly related to the following combination of strengths that will enable us to implement our strategies:
A leader in the radio broadcasting industry with a broad national reach.
Currently, we offer advertisers access to a broad portfolio of approximately 454 stations, comprised of 16 large market and 74 small and mid-sized market stations in 90 United States media markets. Our stations cover a wide variety of programming formats, geographic regions, audience demographics and advertising clients. We believe this scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, enabling us to compete effectively with other media and engage listeners whenever, wherever they are.
We are one of the largest radio advertising and content providers in the United States. With more than 8,200 radio broadcast affiliations, our radio station platform reaches approximately 65 million listeners a week, and provides a national platform to more effectively and efficiently compete for national advertising dollars. In addition, this national network platform provides access to targeted and more diverse demographics and age groups to better meet our customers’ needs and allow for more focused marketing. Our sales team has the ability to consolidate advertising time across our affiliate network, create an aggregated inventory and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences across all of the radio network affiliates.
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
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include automotive, restaurants, entertainment, financial, and communications. In "even numbered years" in advance of various elections, we derive additional revenue from political candidates, political parties, and special interest groups. Due to the localized nature of our business, we have a broad distribution of advertisers across all of our stations. Our geographic reach extends to 90 markets nationwide.
Competitive margins.
We operate as an integrated business and benefit from leveraging costs and relationships across our markets, all of which allow us to generate strong margins. We have developed a proprietary management system and technology platform that creates operating efficiencies through centralized management functions such as strategic planning, finance, corporate development, financial reporting, expense management, information systems, and quality control. This management system consists of web-based applications that were designed to create maximum efficiency while increasing our management’s level and span of control.
Leveraging network to create content.
We believe there continue to be growth opportunities in country, news/talk, sports and traffic content offerings with shared risk and revenue relationships. The content we create is distributed domestically to broadcast and digital platforms, with potential for expansion into other mediums such as television and print, as well as internationally.
Strong technology platform.
Our partnerships strategically complement our core terrestrial radio business to help exploit our best-in-class technology platform and operating systems across a much larger platform. Additionally, our in-house technology solutions help to manage costs across our whole network.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. National advertisers place advertisements on a national show and such advertisements air in each market where the network has an affiliate. Over the past five years, radio advertising revenue has represented approximately 9% of the overall United States advertising market, and has typically followed macroeconomic growth trends. In 2015, radio advertising revenues were an estimated $17.4 billion.
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
Our stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons, and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that have been introduced and are gaining in popularity and acceptance, such as Internet and satellite-based digital radio and music services. Such services are able to reach regional and nationwide audiences with multi-channel, multi-format, digital radio and music services.
We cannot predict how existing, new or any future generated sources of competition will affect our performance and results of operations. The radio broadcasting industry historically has grown over the long term despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, compact discs, iPods, and other similar devices. We believe population growth and greater availability of radios, particularly car and portable radios when combined with increased travel and commuting time, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have a material adverse effect on the radio broadcasting industry in general or our stations in particular.
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
In addition, in "even numbered years" in advance of various elections, we derive additional revenue from political candidates, political parties, and special interest groups.
Each station’s local sales staff solicits advertising either directly from a local advertiser or indirectly through an advertising agency. We use a tiered commission structure to focus our sales staff on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) properly training newly hired sales people and (3) providing a higher level of service to our existing customer base. We further believe that we will accomplish this goal with a larger sales staff than most of our newly-acquired stations employed at the time we acquired them.
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

Each of our stations has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air advertising inventory and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic segments across each cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory, and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by a combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

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
Competition
The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media. Additionally, online music and other entertainment services sell advertising locally, creating additional competition for both listeners and advertisers.
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
Some of these regulations, however, can serve to protect the competitive position of existing radio stations to some extent by creating certain regulatory barriers to new entrants. The ownership of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can own in a given market is limited under certain FCC rules. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Nielsen Audio Metro" (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Nielsen Audio Metro. In those markets that are not in a Nielsen Audio Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that overlap, which constitutes a radio market under FCC rules. These FCC ownership rules may, in some instances, limit the number of stations one or more of our existing competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to limit any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see “- Federal Regulation of Radio Broadcasting.”
Employees
At December 31, 2015, we employed 5,618 people, 3,706 of whom were employed full time. Of these employees, approximately 220 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be satisfactory.
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
Service Areas
The area served by an AM station is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are evaluated. The area served by an FM station is determined by a combination of effective radiated power (“ERP”), antenna height and terrain, with stations divided into eight classes according to these technical parameters.
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

The following table sets forth, as of March 1, 2016, the market, call letters, city of license, frequency and FCC license expiration date of all our owned and/or operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any. Stations with a license expiration date prior to March 1, 2016 represent stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Market	Stations	City of License	Frequency	Expiration Date of License

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2021
	KCDD FM	Hamlin, TX	103.7	August 1, 2021
	KHXS FM	Merkel, TX	102.7	August 1, 2021
	KTLT FM	Anson, TX	98.1	August 1, 2021
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2020
	WEGC FM	Sasser, GA	107.7	April 1, 2020
	WGPC AM	Albany, GA	1450	April 1, 2020
	WJAD FM	Leesburg, GA	103.5	April 1, 2020
	WKAK FM	Albany, GA	104.5	April 1, 2020
	WNUQ FM	Sylvester, GA	102.1	April 1, 2020
	WQVE FM	Albany, GA	101.7	April 1, 2020
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2021
	KKOB FM	Albuquerque, NM	93.3	October 1, 2021
	KMGA FM	Albuquerque, NM	99.5	October 1, 2021
	KNML AM	Albuquerque, NM	610	October 1, 2021
	KRST FM	Albuquerque, NM	92.3	October 1, 2021
	KTBL AM	Los Ranchos, NM	1050	October 1, 2021
	KDRF FM	Albuquerque, NM	103.3	October 1, 2021
	KBZU FM	Albuquerque, NM	96.3	October 1, 2012
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2022
	WLEV FM	Allentown, PA	100.7	August 1, 2022
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2021
	KPUR AM	Amarillo, TX	1440	August 1, 2021
	KPUR FM	Canyon, TX	107.1	August 1, 2021
	KQIZ FM	Amarillo, TX	93.1	August 1, 2021
	KNSH AM	Canyon, TX	1550	August 1, 2021
	KZRK FM	Canyon, TX	107.9	August 1, 2021
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2020
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2020
	WTKA AM	Ann Arbor, MI	1050	October 1, 2020
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2020
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2020
	WOSH AM	Oshkosh, WI	1490	December 1, 2020
	WVBO FM	Winneconne, WI	103.9	December 1, 2020
	WWWX FM	Appleton-Oshkosh, WI	96.9	December 1, 2020
	WPKR FM	Omro,WI	99.5	December 1, 2020
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2020
	WYAY FM	Gainesville, GA	106.7	April 1, 2020
	WWWQ FM	Atlanta, GA	99.7	April 1, 2020
	WNNX FM	College Park, GA	100.5	April 1, 2020
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2020
	WRQQ FM	Hammond, LA	103.3	June 1, 2020
	WEMX FM	Kentwood, LA	94.1	June 1, 2020
	WIBR AM	Baton Rouge, LA	1300	June 1, 2012
	WXOK AM	Port Allen, LA	1460	June 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2021
	KBED AM	Nederland, TX	1510	August 1, 2021
	KIKR AM	Beaumont, TX	1450	August 1, 2021
	KQXY FM	Beaumont, TX	94.1	August 1, 2021
	KTCX FM	Beaumont, TX	102.5	August 1, 2021
Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2020
	WJOX AM	Birmingham, AL	690	April 1, 2020
	WJOX FM	Birmingham, AL	94.5	April 1, 2020
	WZRR FM	Birmingham, AL	99.5	April 1, 2020
	WUHT FM	Birmingham, AL	107.7	April 1, 2020
	WJQX FM	Birmingham, AL	100.5	April 1, 2020
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019
	WFNR AM	Blacksburg, VA	710	October 1, 2019
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019
	WRAD AM	Radford, VA	1460	October 1, 2019
	WWBU FM	Radford, VA	101.7	October 1, 2019
	WPSK FM	Pulaski, VA	107.1	October 1, 2019
Bloomington, IL	WBNQ FM	Bloomington, IL	101.5	December 1, 2020
	WBWN FM	Le Roy, IL	104.1	December 1, 2020
	WJEZ FM	Dwight, IL	98.9	December 1, 2020
	WJBC AM	Bloomington, IL	1230	December 1, 2020
	WJBC FM	Pontiac, IL	93.7	December 1, 2020
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2021
	KIZN FM	Boise, ID	92.3	October 1, 2021
	KKGL FM	Nampa, ID	96.9	October 1, 2021
	KQFC FM	Boise, ID	97.9	October 1, 2021
	KTIK FM	New Plymouth, ID	93.1	October 1, 2021
	KTIK AM	Nampa, ID	1350	October 1, 2021
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2022
	WICC AM	Bridgeport, CT	600	April 1, 2022
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2022
	WGRF FM	Buffalo, NY	96.9	June 1, 2022
	WHLD AM	Niagara Falls, NY	1270	June 1, 2022
	WHTT FM	Buffalo, NY	104.1	June 1, 2022
	WBBF AM	Buffalo, NY	1120	June 1, 2022
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019
	WIWF FM	Charleston, SC	96.9	December 1, 2019
	WTMA AM	Charleston, SC	1250	December 1, 2019
	WWWZ FM	Summerville, SC	93.3	December 1, 2019
	WMGL FM	Ravenel, SC	107.3	December 1, 2019
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2020
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2020
	WOGT FM	East Ridge, TN	107.9	August 1, 2020
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2020
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2020
	WLS FM	Chicago, IL	94.7	December 1, 2020
	WLUP FM	Chicago, IL	97.9	December 1, 2020
	WKQX FM	Chicago, IL	101.1	December 1, 2020
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2020
	WOFX FM	Cincinnati, OH	92.5	October 1, 2020
	WRRM FM	Cincinnati, OH	98.5	October 1, 2020
	WGRR FM	Hamilton, OH	103.5	October 1, 2020
	WFTK FM	Lebanon, OH	96.5	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2021
	KKMG FM	Pueblo, CO	98.9	April 1, 2021
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2021
	KCSF AM	Colorado Springs, CO	1300	April 1, 2021
	KVOR AM	Colorado Springs, CO	740	April 1, 2021
	KATC FM	Colorado Springs, CO	95.1	April 1, 2021
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2021
	KBXR FM	Columbia, MO	102.3	February 1, 2021
	KFRU AM	Columbia, MO	1400	February 1, 2021
	KJMO FM	Linn, Mo	97.5	February 1, 2021
	KLIK AM	Jefferson City, MO	1240	February 1, 2021
	KOQL FM	Ashland, MO	106.1	February 1, 2021
	KPLA FM	Columbia, MO	101.5	February 1, 2021
	KZJF FM	Jefferson City, MO	104.1	February 1, 2021
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019
	WLXC FM	Columbia, SC	103.1	December 1, 2019
	WNKT FM	Eastover, SC	107.5	December 1, 2019
	WOMG FM	Lexington, SC	98.5	December 1, 2019
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2020
	WKOR FM	Columbus, MS	94.9	June 1, 2020
	WMXU FM	Starkville, MS	106.1	June 1, 2020
	WNMQ FM	Columbus, MS	103.1	June 1, 2020
	WSMS FM	Artesia, MS	99.9	June 1, 2020
	WSSO AM	Starkville, MS	1230	June 1, 2020
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2021
	KSCS FM	Fort Worth, TX	96.3	August 1, 2013
	KLIF AM	Dallas, TX	570	August 1, 2021
	KPLX FM	Fort Worth, TX	99.5	August 1, 2021
	KLIF FM	Haltom City, TX	93.3	August 1, 2021
	KTCK AM	Dallas, TX	1310	August 1, 2013
	KTCK FM	Flower Mound, TX	96.7	August 1, 2021
	KESN FM	Allen, TX	103.3	August 1, 2021
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2021
	KHKI FM	Des Moines, IA	97.3	February 1, 2021
	KGGO FM	Des Moines, IA	94.9	February 1, 2021
	KJJY FM	West Des Moines, IA	92.5	February 1, 2021
	KWQW FM	Boone, IA	98.3	February 1, 2021
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2020
	WDVD FM	Detroit, MI	96.3	October 1, 2020
	WDRQ FM	Detroit, MI	93.1	October 1, 2020
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2022
	WXTA FM	Edinboro, PA	97.9	August 1, 2022
	WRIE AM	Erie, PA	1260	August 1, 2022
	WQHZ FM	Erie, PA	102.3	August 1, 2022
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2022
	KSCR AM	Eugene, OR	1320	February 1, 2022
	KUGN AM	Eugene, OR	590	February 1, 2022
	KUJZ FM	Creswell, OR	95.3	February 1, 2022
	KZEL FM	Eugene, OR	96.1	February 1, 2022

Market	Stations	City of License	Frequency	Expiration Date of License

Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2020
	KFAY AM	Farmington, AR	1030	June 1, 2020
	KQSM FM	Fayetteville, AR	92.1	June 1, 2020
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2020
	KKEG FM	Bentonville, AR	98.3	June 1, 2020
	KYNG AM	Springdale, AR	1590	June 1, 2020
	KRMW FM	Cedarville, AR	95	June 1, 2020
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019
	WRCQ FM	Dunn, NC	103.5	December 1, 2019
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2020
	WWCK AM	Flint, MI	1570	October 1, 2020
	WWCK FM	Flint, MI	105.5	October 1, 2020
	WFBE FM	Flint, MI	95.1	October 1, 2020
	WTRX AM	Flint, MI	1330	October 1, 2020
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019
	WCMG FM	Latta, SC	94.3	December 1, 2019
	WHLZ FM	Marion, SC	100.5	December 1, 2019
	WMXT FM	Pamplico, SC	102.1	December 1, 2019
	WWFN FM	Lake City, SC	100.1	December 1, 2019
	WYMB AM	Manning, SC	920	December 1, 2019
	WYNN AM	Florence, SC	540	December 1, 2019
	WYNN FM	Florence, SC	106.3	December 1, 2019
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2020
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2020
	KOMS FM	Poteau, OK	107.3	June 1, 2021
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2020
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2020
	WNCV FM	Shalimar, FL	93.3	February 1, 2020
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2020
Fresno, CA	KSKS FM	Fresno, CA	93.7	December 1, 2021
	KMJ FM	Fresno, CA	105.9	December 1, 2021
	KMJ AM	Fresno, CA	580.0	December 1, 2021
	KMGV FM	Fresno, CA	97.9	December 1, 2021
	KWYE FM	Fresno, CA	101.1	December 1, 2021
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2020
	WTNR FM	Holland, MI	94.5	October 1, 2020
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2020
	WBBL FM	Greenville, MI	107.3	October 1, 2020
	WHTS FM	Coopersville, MI	105.3	October 1, 2020
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2020
	WDUZ FM	Brillion, WI	107.5	December 1, 2020
	WKRU FM	Allouez, WI	106.7	December 1, 2020
	WOGB FM	Reedsville, WI	103.1	December 1, 2020
	WPCK FM	Denmark, WI	104.9	December 1, 2020
	WQLH FM	Green Bay, WI	98.5	December 1, 2020
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2022
	WNNK FM	Harrisburg, PA	104.1	August 1, 2022
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2022
	WZCY FM	Hershey, PA	106.7	August 1, 2014
	WQXA FM	York, PA	105.7	August 1, 2022
Houston, TX	KRBE FM	Houston, TX	104.1	August 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2020
	WUMP AM	Madison, AL	730	April 1, 2020
	WVNN AM	Athens, AL	770	April 1, 2020
	WVNN FM	Trinity, AL	92.5	April 1, 2020
	WWFF FM	New Market, AL	93.3	April 1, 2020
	WZYP FM	Athens, AL	104.3	April 1, 2020
Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2020
	WFMS FM	Fishers, IN	95.5	August 1, 2020
	WRWM FM	Lawrence, IN	93.9	August 1, 2020
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2020
	WJCW AM	Johnson City, TN	910	August 1, 2020
	WGOC AM	Kingsport, TN	1320	August 1, 2020
	WKOS FM	Kingsport, TN	104.9	August 1, 2020
	WQUT FM	Johnson City, TN	101.5	August 1, 2020
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2021
	KCHZ FM	Ottawa, KS	95.7	June 1, 2021
	KCJK FM	Garden City, MO	105.1	February 1, 2021
	KCMO AM	Kansas City, MO	710	February 1, 2021
	KCMO FM	Shawnee, KS	94.9	June 1, 2021
	KMJK FM	North Kansas City, MO	107.3	February 1, 2021
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2020
	WNML AM	Knoxville, TN	990	August 1, 2020
	WNML FM	Friendsville, TN	99.1	August 1, 2020
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2020
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2020
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2020
	KRRQ FM	Lafayette, LA	95.5	June 1, 2020
	KSMB FM	Lafayette, LA	94.5	June 1, 2020
	KXKC FM	New Iberia, LA	99.1	June 1, 2020
	KNEK FM	Washington, LA	104.7	June 1, 2020
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June 1, 2020
	KBIU FM	Lake Charles, LA	103.3	June 1, 2020
	KKGB FM	Sulphur, LA	101.3	June 1, 2020
	KQLK FM	De Ridder, LA	97.9	June 1, 2020
	KXZZ AM	Lake Charles, LA	1580	June 1, 2020
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2020
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2022
	WIOV AM	Reading, PA	1240	August 1, 2022
Lexington, KY	WCYN FM	Cynthiana, KY	102.3	August 1, 2020
	WLTO FM	Nicholasville, KY	102.5	August 1, 2020
	WLXX FM	Lexington, KY	92.9	August 1, 2020
	WVLK AM	Lexington, KY	590	August 1, 2020
	WVLK FM	Richmond, KY	101.5	August 1, 2020
	WXZZ FM	Georgetown, KY	103.3	August 1, 2020
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2020
	KARN AM	Little Rock, AR	920	June 1, 2012
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2020
	KLAL FM	Wrightsville, AR	107.7	June 1, 2020
	KPZK AM	Little Rock, AR	1250	June 1, 2020
	KURB FM	Little Rock, AR	98.5	June 1, 2020
	KARN FM	Sheridan, AR	102.9	June 1, 2020
	KOKY FM	Little Rock, AR	102	June 1, 2020
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2013
	KLOS FM	Los Angeles, CA	95.5	December 1, 2013

Market	Stations	City of License	Frequency	Expiration Date of License

Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2020
	WDDO AM	Macon, GA	1240	April 1, 2020
	WDEN FM	Macon, GA	99.1	April 1, 2020
	WLZN FM	Macon, GA	92.3	April 1, 2020
	WMAC AM	Macon, GA	940	April 1, 2020
	WMGB FM	Montezuma, GA	95.1	April 1, 2020
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2020
	WROK FM	Macon, GA	105.5	April 1, 2020
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020
	WHKR FM	Rockledge, FL	102.7	February 1, 2020
	WSJZ FM	Sebastian, FL	95.9	February 1, 2020
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2020
	WGKX FM	Memphis, TN	105.9	August 1, 2020
	WXMX FM	Millington, TN	98.1	August 1, 2020
	WKIM FM	Munford, TN	98.9	August 1, 2020
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2021
	KXXR FM	Minneapolis, MN	93.7	April 1, 2021
	WGVX FM	Lakeville, MN	105.1	April 1, 2021
	WRXP FM	Cambridge, MN	105.3	April 1, 2021
	WGVZ FM	Eden Prarie, MN	105.7	April 1, 2021
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2020
	WDLT FM	Saraland, AL	104.1	April 1, 2020
	WGOK AM	Mobile, AL	900	April 1, 2020
	WXQW AM	Fairhope, AL	660	April 1, 2020
	WABD FM	Mobile, AL	97.5	April 1, 2020
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2021
	KDJK FM	Mariposa, CA	103.9	December 1, 2021
	KESP AM	Modesto, CA	970	December 1, 2021
	KHKK FM	Modesto, CA	104.1	December 1, 2021
	KHOP FM	Oakdale, CA	95.1	December 1, 2021
	KWNN FM	Turlock, CA	98.3	December 1, 2021
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2020
	WLWI AM	Montgomery, AL	1440	April 1, 2020
	WLWI FM	Montgomery, AL	92.3	April 1, 2020
	WMSP AM	Montgomery, AL	740	April 1, 2020
	WMXS FM	Montgomery, AL	103.3	April 1, 2020
	WXFX FM	Prattville, AL	95.1	April 1, 2020
	WNZZ AM	Montgomery, AL	950	April 1, 2020
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2020
	WMDH FM	New Castle, IN	102.5	August 1, 2020
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2020
	WKLQ AM	Whitehall, MI	1490	October 1, 2020
	WVIB FM	Holton, MI	100.1	October 1, 2020
	WLAW FM	Newaygo, MI	92.5	October 1, 2020
	WWSN FM	Whitehall, MI	97.5	October 1, 2020
Myrtle Beach, SC	WDAI FM	Pawleys Island, SC	98.5	December 1, 2011
	WTOD AM	Hartsville, SC	1450	December 1, 2011
	WLFF FM	Georgetown, SC	106.5	December 1, 2011
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011
	WHSC AM	Conway, SC	1050	December 1, 2011

Market	Stations	City of License	Frequency	Expiration Date of License

	WJXY FM	Conway, SC	93.9	December 1, 2011
	WXJY FM	Georgetown, SC	93.7	December 1, 2011
Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2020
	WSM FM	Nashville, TN	95.5	August 1, 2020
	WWTN FM	Hendersonville, TN	99.7	August 1, 2020
	WGFX FM	Gallatin, TN	104.5	August 1, 2020
	WKDF FM	Nashville, TN	103.3	August 1, 2020
	WNFN FM	Nashville, TN	106.7	August 1, 2012
New London, CT	WQGN FM	Groton, CT	105.5	April 1, 2022
	WXLM AM	Groton, CT	980	April 1, 2022
	WMOS FM	Stonington, CT	102.3	April 1, 2022
	WELJ FM	Montauk, NY	104.7	June 1, 2022
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2020
	KKND FM	Belle Chasse, LA	102.9	June 1, 2020
	WRKN FM	Laplace, LA	92.3	June 1, 2020
	WZRH FM	Picayune, MS	106.1	June 1, 2020
New York, NY	WABC AM	New York, NY	770	June 1, 2022
	WPLJ FM	New York, NY	95.5	June 1, 2022
	WNSH FM	Newark, NJ	94.7	June 1, 2022
	WNBM FM	Bronxville, NY	103.9	June 1, 2022
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2021
	KKWD FM	Bethany, OK	104.9	June 1, 2021
	WWLS FM	The Village, OK	98.1	June 1, 2021
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2021
	KWPN AM	Moore, OK	640	June 1, 2021
	WKY AM	Oklahoma City, OK	930	June 1, 2021
	KINB FM	Kingfisher, OK	105.3	June 1, 2021
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2021
	KHAY FM	Ventura, CA	100.7	December 1, 2021
	KVEN AM	Ventura, CA	1450	December 1, 2021
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2021
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2020
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2020
	WXBM FM	Milton, FL	102.7	February 1, 2020
	WMEZ FM	Pensacola, FL	94.1	February 1, 2020
	WJTQ FM	Pensacola, FL	100.7	February 1, 2020
Peoria, IL	WGLO FM	Pekin, IL	95.5	December 1, 2020
	WVEL AM	Pekin, IL	1140	December 1, 2020
	WIXO FM	Peoria, IL	105.7	December 1, 2020
	WFYR FM	Elmwood, IL	97.3	December 1, 2020
	WZPW FM	Peoria, IL	92.3	December 1, 2020
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2022
	WPRO FM	Providence, RI	92.3	April 1, 2022
	WPRV AM	Providence, RI	790	April 1, 2022
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2022
	WWLI FM	Providence, RI	105.1	April 1, 2022
	WWKX FM	Woonsocket, RI	106.3	April 1, 2022
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2021
	KKOH AM	Reno, NV	780	October 1, 2021
	KNEV FM	Reno, NV	95.5	October 1, 2021
	KWYL FM	South Lake Tahoe, CA	102.9	December 1, 2021
Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2020
	WILZ FM	Saginaw, MI	104.5	October 1, 2020
	WIOG FM	Bay City, MI	102.5	October 1, 2020
	WKQZ FM	Midland, MI	93.3	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2021
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2021
	KBER FM	Ogden, UT	101.1	October 1, 2021
	KENZ FM	Ogden, UT	101.9	October 1, 2021
	KHTB FM	Provo, UT	94.9	October 1, 2021
	KFNZ AM	Salt Lake City, UT	1320	October 1, 2021
	KJQS AM	Murray, UT	1230	October 1, 2021
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2021
San Jose, CA	KSJO FM	San Jose, CA	92.3	December 1, 2021
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2021
	KSFO AM	San Francisco, CA	560	December 1, 2021
	KFFG FM	Los Gatos, CA	97.7	December 1, 2021
	KFOG FM	San Francisco, CA	104.5	December 1, 2021
	KNBR AM	San Francisco, CA	680	December 1, 2013
	KSAN FM	San Mateo, CA	107.7	December 1, 2021
	KTCT AM	San Mateo, CA	1050	December 1, 2021
Santa Barbara, CA	KRRF FM	Oak View, CA	106.3	December 1, 2021
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2020
	WEAS FM	Springfield, GA	93.1	April 1, 2020
	WIXV FM	Savannah, GA	95.5	April 1, 2020
	WJCL FM	Savannah, GA	96.5	April 1, 2020
	WJLG AM	Savannah, GA	900	April 1, 2020
	WZAT FM	Tybee Island, GA	102.1	April 1, 2020
	WTYB FM	Bluffton, SC	103.9	December 1, 2019
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2020
	KQHN FM	Waskom, TX	97.3	August 1, 2021
	KRMD AM	Shreveport, LA	1340	June 1, 2020
	KRMD FM	Oil City, LA	101.1	June 1, 2020
	KVMA FM	Shreveport, LA	102.9	June 1, 2020
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2022
	WMAS FM	Enfield, CT	94.7	April 1, 2022
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2021
	KWIN FM	Lodi, CA	97.7	December 1, 2021
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2022
	WXTL FM	Syracuse, NY	105.9	June 1, 2022
	WSKO AM	Syracuse, NY	1260	June 1, 2022
	WNTQ FM	Syracuse, NY	93.1	June 1, 2022
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020
	WGLF FM	Tallahassee, FL	104.1	February 1, 2020
	WHBT AM	Tallahassee, FL	1410	February 1, 2020
	WHBX FM	Tallahassee, FL	96.1	February 1, 2020
	WWLD FM	Cairo, GA	102.3	April 1, 2020
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2020
	WLQR AM	Toledo, OH	1470	October 1, 2020
	WRQN FM	Bowling Green, OH	93.5	October 1, 2020
	WLQR FM	Delta, OH	106.5	October 1, 2020
	WWWM FM	Sylvania, OH	105.5	October 1, 2020
	WXKR FM	Port Clinton, OH	94.5	October 1, 2020
	WMIM FM	Luna Pier, MI	98.3	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2021
	KDVV FM	Topeka, KS	100.3	June 1, 2021
	KMAJ AM	Topeka, KS	1440	June 1, 2021
	KMAJ FM	Carbondale, KS	107.7	June 1, 2021
	KTOP FM	St. Marys, KS	102.9	June 1, 2021
	KRWP FM	Stockton, MO	107.7	February 1, 2021
	KTOP AM	Topeka, KS	1490	June 1, 2021
	KWIC FM	Topeka, KS	99.3	June 1, 2021
Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2021
	KHYT FM	Tucson, AZ	107.5	October 1, 2021
	KIIM FM	Tucson, AZ	99.5	October 1, 2021
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2021
	KTUC AM	Tucson, AZ	1400	October 1, 2021
Washington, DC	WMAL AM	Washington, DC	630	October 1, 2019
	WRQX FM	Washington, DC	107.3	October 1, 2019
	WMAL FM	Woodbridge, VA	105.9	October 1, 2019
Westchester, NY	WFAS AM	White Plains, NY	1230	June 1, 2022
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2021
	KOLI FM	Electra, TX	94.9	August 1, 2021
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2021
	KYYI FM	Burkburnett, TX	104.7	August 1, 2021
Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2022
	WBHT FM	Mountain Top, PA	97.1	August 1, 2022
	WBSX FM	Hazleton, PA	97.9	August 1, 2022
	WSJR FM	Dallas, PA	93.7	August 1, 2022
	WBHD FM	Olyphant, PA	95.7	August 1, 2022
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2022
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019
	WGNI FM	Wilmington, NC	102.7	December 1, 2019
	WKXS FM	Leland, NC	94.5	December 1, 2019
	WMNX FM	Wilmington, NC	97.3	December 1, 2019
	WWQQ FM	Wilmington, NC	101.3	December 1, 2019
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2022
	WWFX FM	Southbridge, MA	100.1	April 1, 2022
	WXLO FM	Fitchburg, MA	104.5	April 1, 2022
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2022
	WSBA AM	York, PA	910	August 1, 2022
	WGLD AM	Manchester Township, PA	1440	August 1, 2022
	WARM FM	York, PA	103.3	August 1, 2022
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2020
	WHOT FM	Youngstown, OH	101.1	October 1, 2020
	WLLF FM	Mercer, PA	96.7	August 1, 2022
	WPIC AM	Sharon, PA	790	August 1, 2022
	WQXK FM	Salem, OH	105.1	October 1, 2020
	WSOM AM	Salem, OH	600	October 1, 2020
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2022
	WYFM FM	Sharon, PA	102.9	August 1, 2022
Regulatory Approvals
The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership or control of media properties, (2) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (3) compliance with the Communications Act’s foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements. As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “- Antitrust and Market Concentration Considerations.”
In connection with our 2011 acquisition of Citadel Broadcasting Corporation, we agreed to divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. In February, 2016, the trustee received a letter from the FCC seeking information on efforts to sell the station assets which remain in the trusts.
Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders periodically through representative samplings of stockholder citizenship or other appropriate means to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a declaratory ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis, and in June 2014, Pandora Radio LLC (“Pandora”) filed a petition for a declaratory ruling with the FCC requesting that Pandora be allowed to buy a radio station even though it could not certify that its alien ownership was within the 25% threshold of the Communications Act, in large part because much of its stock is held in “street name” and Pandora therefore could not determine the scope of alien ownership of its stock. Pandora asked the FCC to allow the company to have up to 100% beneficial ownership by aliens as long as more than 50% of the voting control of the company rested in the hands of US citizens. The FCC issued a public notice in July 2014 inviting public comment on Pandora’s petition. In May, 2015, the FCC issued a ruling permitting foreign investors to hold up to 49.99% of the voting and/or equity interests in Pandora, provided that a majority of the board of directors continued to consist of U.S. citizens, and subject to certain other conditions. This ruling was based upon the specific facts relating to Pandora, and it is unclear how the FCC would treat any request which might be made to increase alien ownership of our stock in excess of the current threshold.
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
To our knowledge, none of these multiple and cross-ownership rules requires any change in our current ownership of radio broadcast stations. The Communications Laws limit the number of additional stations that we may acquire in the future in our existing markets as well as any new markets.
Because of these multiple and cross-ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in us (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our stockholders with an attributable interest violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
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
With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a joint sales agreement (“JSA”) also may result in an attributable interest. See “- Local Marketing Agreements.”
With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holdings of less than 5% of an entity’s voting stock, non-voting equity and debt interests (unless stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests collectively constitute more than 33% of a station’s “enterprise value”, which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another radio station, television station or newspaper in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests).
In December 2011, the FCC issued a Notice of Proposed Rulemaking based on its 2010 quadrennial review of broadcast ownership rules (which is required by statute). In March, 2014, the FCC adopted a Further Notice of Proposed Rulemaking and Report and Order, which commenced its 2014 quadrennial review, and incorporated into that review the record in the 2010 review. In the 2014 rulemaking notice, the FCC (1) tentatively concluded that the existing limitations on the number of radio stations a party can own in a particular market remain necessary to serve the public interest, (2) tentatively concluded that it should retain the AM/FM subcaps which limit the number of radio stations a single party can own in a particular service (AM or FM) in an individual market, (3) sought comment on whether the existing prohibition on newspaper-radio cross ownership in the same market should be lifted , and (4) sought comment on whether it should repeal the radio-television cross ownership rule which restricts a party’s ability to own radio and television stations in the same market. In each case, the FCC requested comment on these matters, and, more specifically, whether changes in the competitive landscape- including the advent of satellite radio, the Internet, and radio’s use of digital technology - warrant changes to its broadcast ownership rules. The FCC also tentatively concluded that it should reinstate a revenue-based definition of an “eligible entity” (i.e., an entity allowed to acquire a group of radio stations which are grandfathered under the earlier more lenient multiple ownership rules) which previously had been remanded to the FCC by the Third Circuit Court of Appeals. The FCC found that such a revenue-based definition would promote diversity in broadcast ownership, and requested comment on that tentative conclusion and on ways generally to expand the participation of women and minorities in the broadcast industry. We cannot predict the timing or outcome of this proceeding or whether any new rules adopted by the FCC will have a material adverse effect on us.
Programming and Operation
The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC adopted rules for television broadcasters in 2008, which require that certain portions of a television station’s public inspection file be uploaded to the FCC’s online data base. In January, 2016, the FCC adopted an order requiring that portions of the public inspection files of radio stations likewise be uploaded to the FCC’s online data base. Those requirements are expected to become effective for commercial radio stations with five or more employees in the top 50 markets later this year. Other stations will have until March 1, 2018 to upload their public inspection files to the FCC’s online data base.
Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules but also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). In September, 2015, the FCC adopted an order revising its rules that require a radio station to broadcast the material terms and conditions of any on-air contest. Under the new rules, stations may satisfy that disclosure obligation by posting the material terms and conditions of an on-air contest on the station’s web site or on another publicly-available Internet site instead of broadcasting them over the air.
In October, 2015, the FCC made changes to certain technical rules regarding the AM radio service, and also adopted procedures designed to make it easier for owners of AM stations to use FM translators to rebroadcast their AM stations’ signals. We cannot predict at this time the extent, if any, to which those rule changes and procedures will affect our operations.
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
On March 3, 2011, the FCC issued an order in that rulemaking proceeding which would limit the ability of a broadcaster to move a radio station from one community to another. The FCC created a rebuttable presumption that would apply when a proposed community is located in an urbanized area or when the station could cover more than 50% of an urbanized area through the proposed community. In either of those circumstances, it would be presumed that the broadcaster intends to serve the entire urbanized area rather than the specified community and would not be allowed to change the station’s community of license unless the broadcaster presented a compelling showing that (1) the proposed community is “truly” independent of the urbanized area, (2) the proposed community has a specific need for an outlet for local expression separate from the urbanized area, and (3) the station would be able to serve the community’s need for a local outlet. The FCC further explained that (1) in no event would it approve any proposal that would create an area that had no access to radio services or access to only one radio service, and (2) the FCC would “strongly disfavor” any community change that would result in the loss of third, fourth or fifth radio service to more than 15% of the population within a station’s existing service area or that would deprive any community of “substantial size” (meaning a community with a population of 7,500 or greater) of its second local service. In subsequent decisions, the FCC explained that its policy does not apply to situations where a station is moving its community of license from one urbanized area to another urbanized area or from a community inside an urbanized area to another community in the same urbanized area. The FCC’s policy could nonetheless limit our options in relocating or acquiring radio stations and, to that extent, may have a material adverse impact on our operations.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (“HSR Act”), by the Department of Justice (“the DOJ”) or the Federal Trade Commission (the “FTC”), either of whom can be required to, or can otherwise determine to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $78.2 million or more. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
We are aware that the DOJ commenced, and subsequently discontinued, investigations of several of our prior acquisitions. The DOJ can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that future acquisitions will not be the subject of an investigation or enforcement action by the DOJ or the FTC. Similarly, there can be no assurance that the DOJ, the FTC or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market or divest specific lines of business. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers as of March 1, 2016:

Name	Age	Position(s)
Mary G. Berner	56	Chief Executive Officer
Joseph P. Hannan	44	Senior Vice President, Treasurer and Chief Financial Officer
Richard S. Denning	49	Senior Vice President, Secretary and General Counsel
Suzanne M. Grimes	57	Executive Vice President of Corporate Marketing and President of WestwoodOne
Mary G. Berner is our Chief Executive Officer. Ms. Berner was initially elected to the Board of Directors at our 2015 annual meeting of stockholders. Prior to being appointed as Chief Executive Officer in October 2015, Ms. Berner served as President and Chief Executive Officer of MPA—The Association of Magazine Media since September 2012. From 2007 to 2011, she served as Chief Executive Officer of Reader's Digest Association and a member of the board and, before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and Chief Executive Officer and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour, TV Guide, W, Women’s Wear Daily, Every Day with Rachael Ray and Allrecipes.com. Ms. Berner has served on numerous industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts degree in History from the College of Holy Cross (Massachusetts).
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
Suzanne M. Grimes is our Executive Vice President of Corporate Marketing and President of WestwoodOne. Prior to joining our Company in January 2016, Ms. Grimes served as Founder and Chief Executive Officer of Jott LLC since January 2015. From December 2012 to September 2014, Ms. Grimes served as President and Chief Operating Officer of Clear Channel Outdoor North America. Prior to that, Ms. Grimes founded SMG Advisors, a consultancy for media and technology start-ups. Ms. Grimes also held leadership roles at News Corp, Condé Nast and Reader’s Digest and previously served on the Board of the Outdoor Advertising Association of America and MPA – The Association of Magazine Media. Ms. Grimes earned a Bachelor of Science degree in Business Administration from Georgetown University.
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
Many statements contained or incorporated by reference in this Report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “— Cautionary Statement Regarding Forward-Looking Statements.” Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below. The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on ratings and, consequently, the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could experience reduced operating results, if:

•	another radio station in the market were to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format;

•	we experience increased competition from non-radio sources;

•	there is a shift in population, demographics, audience tastes or other factors beyond our control;

•	an existing competitor were to strengthen its operations; or

•	any one or all of our stations were unable to maintain or increase advertising revenue or market share for any other reasons.
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
We have more than 8,200 broadcast radio stations affiliated with our WestwoodOne network. WestwoodOne receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by WestwoodOne could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.
We must continue to respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive. Our failure to timely or appropriately respond to any such changes could materially adversely affect our business and results of operations.
The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the radio broadcasting industry as a whole. Various other audio technologies and services have been developed which compete for advertising dollars traditionally spent on radio advertising including:

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
As of December 31, 2015, our FCC licenses and goodwill comprised 75.4% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2015, we recorded impairment charges of $565.6 million on FCC broadcast licenses and goodwill. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
Disruptions in the capital and credit markets could restrict our ability to access further financing.
We may rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds from operations are not sufficient for these purposes in the future. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facilities or access capital. Our access to funds under credit facilities is dependent on, among other things, the ability of our lenders to meet their funding commitments. Those lenders may not be able or willing to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets may also result in increased costs associated with bank credit facilities. Continued disruptions could increase our interest expense and adversely affect our results of operations.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, or reduced financing alternatives could adversely affect our ability to access any financing. Any such disruption could increase our costs, require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged. Such measures could include higher cost financings, deferring capital expenditures and reducing or eliminating future uses of cash, any of which could materially adversely affect our business and results of operations.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.
Our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results.
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
Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, the online collection and use of anonymous user data and unique device identifiers, such as IP address or unique mobile device identifiers, geo-location data and other privacy and data protection regulation. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations.
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency, sponsorship identification and EAS rules, violations of which could have a material adverse effect on our business.
As a participant in an industry highly regulated by the FCC, the Company is subject to many rules and regulations that govern the operations of its radio stations. The FCC’s regulatory oversight is augmented by statutory authority for the FCC to impose monetary and non-monetary penalties on broadcasters, which can include substantial fines, the revocation of station licenses, and the shortening or the conditioning of the renewal of station licenses. Indeed, the FCC has previously imposed, or sought to impose, fines on the Company, such as a $540,000 penalty imposed on us earlier this year for sponsorship identification violations, and has shortened the renewal terms for certain of its radio stations, in response to rule violations. It also is not uncommon for the radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and/or operated by the Company, and those penalties can be substantial.
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
The FCC has recently increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. Similarly, the FCC has recently sought to impose substantial fines on broadcasters who transmit Emergency Alert System (“EAS”) codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, and last year imposed a fine of $1 million on a radio broadcaster, in each case based on a determined misuse of EAS tones.
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
Risks Related to Our Indebtedness

Lower than expected financial performance and the amount of our outstanding debt may make it more difficult to comply with the covenants in our debt instruments, including the financial covenant in our Credit Agreement (defined below), which could cause a default or an event of default under such debt instruments and a related acceleration of our indebtedness and, in some instances, the foreclosure on some or all of our assets, any of which could have a material adverse effect on our financial condition and results of operations.
The instruments governing our outstanding indebtedness contain a number of restrictive covenants, some of which become more restrictive in the future. For example, our Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), dated as of December 23, 2013, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company ("Cumulus Holdings"), as borrower, and certain lenders and agents, requires us to comply with a maximum first lien leverage ratio as of the last day of any fiscal quarter if any amounts are outstanding under the revolving credit facility thereunder ( the “Revolving Credit Facility”) or any letters of credit are outstanding that have not been collateralized by cash. The first lien leverage ratio impacts our availability under the Revolving Credit Facility. The first lien leverage ratio covenant periodically decreases over time until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2016, the required ratio covenant will be 5.0 to 1. While we currently have no borrowings outstanding under the Revolving Credit Facility (and therefore the first lien leverage covenant does not apply), if the applicatble ratio were to apply, we do not anticipate that we would have access to borrowings under the Revolving Credit Facility. Our inability to borrow under the Revolving Credit Facility would continue until we were able to satisfy the applicable ratio requirement.
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
In such event, and if we do not obtain an amendment or waiver to the applicable agreement, in addition to limiting our access to borrowings thereunder, an event of default could result, subject to applicable notice and cure provisions, which would likely result in a material adverse impact on our financial position. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, lenders under any of our indebtedness to which a cross-default or cross-acceleration provision applies may then be entitled to take certain similar actions. In the event any of our lenders or note holders accelerate the required repayment of our borrowings, we may not have sufficient assets to repay such indebtedness.
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
Despite our current level of indebtedness, we may still be able to incur additional debt from time to time in the future. This could further exacerbate the risks to our financial condition described above.
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
As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing; or

•	unable to compete effectively or to take advantage of new business opportunities.
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
We are currently not in compliance with the continued listing standards of NASDAQ, and if we do not regain compliance, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
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
As of December 31, 2015, Crestview Radio Investors, LLC ("Crestview") was our largest shareholder and, based on its most recent filing on Schedule 13D/A, beneficially owned shares representing approximately 27.9% of our outstanding Class A common stock on a fully converted basis.
In addition, in connection with the financing transactions undertaken in connection with the completion of our acquisition of Citadel Broadcasting Company on September 16, 2011, we entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with, among others, Lewis W. Dickey, Jr. a memeber of the Board and certain members of his family (the "Dickeys") and Crestview. Under the Stockholders Agreement, the size of our board was increased to seven members, and the two vacancies on our board created thereby were filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to our board, and the Dickeys maintain the right to designate one individual for nomination to our board. The Stockholders Agreement provides that the other three positions on our board will be filled by directors who meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is our largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to our board, and is selected by it, appointed as the “lead director” of our board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of our stock, subject to certain exceptions.
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
Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and other factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the possibility that we may be unable to achieve certain expected revenue results, including as a result of factors or events that are unexpected or otherwise outside of our control;

•	changes in market conditions that could impair our goodwill or intangible assets and the effects of any material impairment of our goodwill or intangible assets;

•	our ability to execute our business plan and strategy;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected, including the impact of decreased spending by advertisers;

•	our ability to attract, motivate and/or retain key executives and associates;

•	increased competition in the radio broadcasting industry and our ability to respond to changes in technology in order to remain competitive;

•	disruptions or security breaches of our information technology infrastructure;

•	the impact of current or pending legislation and regulations, antitrust considerations, and pending or future litigation or claims;

•	changes in regulatory or legislative policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	our ability to generate sufficient cash flows to service our debt and other obligations and our ability to access capital, including debt or equity;

•	changes in capital expenditure requirements;

•	changes in interest rates;

•	volatility in the price of our Class A common stock and the inability to comply with continued listing standards of NASDAQ;

•	our ability to execute and implement our acquisition and divestiture strategies;

•
the possibility that we may be unable to achieve any expected cost-saving or operational synergies in connection with any acquisitions or business improvements, or achieve them within the expected time periods; and

•	other risks and uncertainties referenced from time to time in this Form 10-K and other filings of ours with the SEC or not currently known to us or that we do not currently deem to be material.
Many of these factors are beyond our control or are difficult to predict, and their ultimate impact could be material. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Form 10-K. Except as may be required by law, we do not undertake any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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
As of December 31, 2015, we owned 51 studio facilities and 151 tower sites in our 90 markets. We lease additional studio, office facilities, and tower sites throughout all of our markets. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York; Dallas, Texas; Denver, Colorado and Los Angeles, California for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
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
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, violation of California rights of publicity, common law conversion, misappropriation and unfair business practices. On December 11, 2015, the first suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.
Each suit seeks unspecified damages. We are evaluating each suit, and intend to defend ourselves vigorously, are not yet able to determine what effect the lawsuit will have, if any, on our financial position, results of operations or cash flows.
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

Year	High	Low
2014
First Quarter	$8.19	$5.93
Second Quarter	$7.21	$5.87
Third Quarter	$6.69	$3.81
Fourth Quarter	$4.38	$2.88
2015
First Quarter	$4.51	$2.35
Second Quarter	$2.65	$1.90
Third Quarter	$2.08	$0.68
Fourth Quarter	$0.82	$0.18
Holders
As of March 1, 2016, there were approximately 1,522 holders of record of our Class A common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the Credit Agreement that limit the amount of dividends that we may pay on our common stock. For a more detailed discussion of the restrictions in our Credit Agreement, see Note 8, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.
Stock Performance Graph
The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2015 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index (the “NASDAQ”); and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2010 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2015. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Cumulus	$100.00	$77.49	$61.95	$179.53	$98.14	$7.66
S&P 500	100.00	100.00	113.40	146.97	163.71	162.52
NASDAQ	100.00	98.20	113.82	157.44	178.53	188.75
Radio Index (1)	100.00	96.70	103.62	158.17	131.44	103.63

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
Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes beginning on page F-2 of this Form 10-K. The selected historical consolidated financial information as of December 31, 2013, 2012 and 2011, and for the years ended December 31, 2012 and 2011, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes previously filed with the SEC but not included or incorporated by reference herein.
Primarily as a result of our completion of a number of significant transactions in various of the periods reported, including the December 12, 2013 completion of our acquisition of WestwoodOne, Inc. (the "WestwoodOne Acquisition"), the November 14, 2013 completion of the sale to Townsquare Media, LLC (“Townsquare”) of 53 radio stations in twelve small and mid-sized markets for $235.0 million in cash and the swap with Townsquare of 15 radio stations in two small and mid-sized markets in exchange for 5 radio stations in Fresno, California (the "Townsquare Transaction") (with the stations swapped to Townsquare therein being treated as discontinued operations in all periods presented), the August 1, 2011 completion of the acquisition of the 75% of the equity of Cumulus Media Partners LLC ("CMP"), and the September 16, 2011 completion of the acquisition of Citadel Broadcasting Corporation (the "Citadel Merger"), each of whose operating results have been included in Cumulus’ financial statements since their respective dates of acquisition, and various refinancing transactions from time to time, we believe that our results of operations for any period, and our financial condition at any date, provide only limited comparability to other periods. You are cautioned to not place undue reliance on any such comparison.
The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Cumulus and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-2 of this Form 10-K. Various factors are expected to have an effect on our financial condition and results of operations in the future. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011 (1)
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,168,679	$1,263,423	$1,026,138	$1,002,272	$466,044
Content costs	396,426	433,596	264,871	244,082	119,667
Selling, general & administrative expenses	477,327	470,441	403,381	378,802	165,254
Depreciation and amortization	102,105	115,275	112,511	135,575	48,730
LMA fees	10,129	7,195	3,716	3,465	2,425
Corporate expenses (including non-cash stock-based compensation expense)	73,403	76,428	59,830	57,438	90,761
Loss (gain) on sale of assets or stations	2,856	(1,342)	(3,685)	—	(14,217)
Realized (gain) loss on derivative instrument	—	—	(1,852)	(12)	3,368
Impairment of intangible assets and goodwill (2)	565,584	—	—	125,985	—
Impairment charges - equity interest in Pulser Media Inc.	19,364	—	—	—	—
Operating (loss) income	(478,515)	161,830	187,366	56,937	50,056
Interest expense	(141,679)	(145,533)	(178,274)	(199,574)	(87,388)
Interest income	433	1,388	1,293	946	399
Gain (loss) on early extinguishment of debt	13,222	—	(34,934)	(2,432)	(4,366)
Other income (expense), net	14,205	4,338	(302)	(2,479)	61
Gain on equity investment in Cumulus Media Partners, LLC	—	—	—	—	11,636
(Loss) income from continuing operations before income taxes	(592,334)	22,023	(24,851)	(146,602)	(29,602)
Income tax benefit (expense)	45,840	(10,254)	68,464	34,670	11,259
(Loss) income from continuing operations	(546,494)	11,769	43,613	(111,932)	(18,343)
Income from discontinued operations, net of taxes	—	—	132,470	79,203	82,203
Net (loss) income	(546,494)	11,769	176,083	(32,729)	63,860
Less: dividends declared and accretion of redeemable preferred stock	—	—	10,676	21,432	6,961
(Loss) income attributable to common shareholders	$(546,494)	$11,769	$165,407	$(54,161)	$56,899
Basic (loss) income per common share	$(2.34)	$0.05	$0.76	$(0.33)	$0.80
Diluted (loss) income per common share	$(2.34)	$0.05	$0.75	$(0.33)	$0.80

	Year Ended December 31,
	2015		2014	2013		2012		2011
OTHER DATA:
Adjusted EBITDA (3)	$259,145		$329,526	$330,018		$358,054		$110,531
Ratio of earnings to fixed charges	*	(4)	1.15	*	(4)	*	(4)	*	(4)
Cash flows related to:
Operating activities	$82,432		$136,796	$121,141		$179,490		$71,751
Investing activities	(7,961)		(15,572)	(92,625)		98,143		(2,031,256)
Financing activities	(50,085)		(146,745)	(83,774)		(220,175)		1,977,283
Capital expenditures	(19,236)		(19,006)	(11,081)		(6,607)		(6,690)
BALANCE SHEET DATA:
Total assets	$3,024,787		$3,745,441	$3,870,435		$3,743,575		$4,040,591
Long-term debt (including current portion)	2,425,300		2,485,127	2,626,893		2,701,067		2,850,537
Total stockholders’ equity	$16,032		$541,580	$512,740		$246,633		$290,713

(1)	Revenues of $288.3 million attributable to the acquisitions of CMP and Citadel in 2011 are included in the selected historical consolidated financial information for the year ended December 31, 2011.

(2)
Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 6, “Intangible Assets and Goodwill,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(3)
Adjusted EBITDA consists of net (loss) income before depreciation and amortization, LMA fees, acquisition-related costs, non-cash stock-based compensation expense, gain or loss on sale of assets or stations, realized gain or loss on derivative instruments, impairment of intangible assets and goodwill, interest expense, loss on the early extinguishment of debt, other income or expense, net, gain on equity investment in CMP, and income tax benefit or expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative and qualitative reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with GAAP.

(4)
Earnings for the years ended December 31, 2015, 2013, 2012 and 2011 were inadequate to cover fixed charges. The coverage deficiency for these years was $592,334, $35,527, $168,034 and $36,653, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, and non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts, and preference security dividend requirements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations, and financial position. This section also includes general information about our business and management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. This discussion contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-2 in this Form 10-K, as well as the information set forth in Item 1A. “Risk Factors.”
Our Business

A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through our 454 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), more than 8,200 broadcast radio stations affiliated with our WestwoodOne network and numerous digital channels. Together, the Cumulus/WestwoodOne platforms make us one of the few media companies that can provide advertisers national reach and local impact. Cumulus/WestwoodOne is the exclusive radio broadcast partner to the some of the largest brands in sports and entertainment, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, and the Billboard Music Awards. Additionally, we are the nation's leading provider of country music and lifestyle content through our NASH brand, which serves country fans nationwide through radio programming, NASH Country Weekly magazine, video, and live events.
We generate revenue through monetization of our programming content and other sources across the following four major revenue streams:
Broadcast advertising. We generate most of our revenue through the sale of commercial advertising time to local, national and network clients across our 454 owned-and-operated radio stations and more than 8,200 radio broadcast affiliations. Local spot advertising is sold by approximately 1,000 Cumulus employed sales executives across 90 U.S. media markets (including eight of the top ten). National spot advertising for our owned and operated stations is outsourced to Katz Media, which markets itself to advertisers as WestwoodOne Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by Cumulus employed account executives in regional hubs across the United States under the WestwoodOne Networks brand. At December 31, 2015, under LMAs, we also provided sales and marketing services for 11 radio stations in the United States.
Digital advertising. We also generate revenue from the sale of advertising and promotional opportunities across our streaming audio network, digital commerce platform, websites and mobile applications. We operate the fourth largest streaming audio advertising network in the United States, including owned and operated internet radio simulcast stations and other third party internet companies with whom we have advertising reseller agreements. Our digital commerce platform utilizes couponing and discount daily deals to create promotional opportunities for local and national merchants under our Sweetjack, SweetDeals and Incentrev brands. We also sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites.
Political advertising. We generate political advertising revenue across all of our broadcast and digital assets, but highlight it as a separate category to distinguish its highly cyclical nature versus core revenue. Political advertising is generally strongest during even-numbered years, especially in the fourth quarter of such years, when most national and state elections are conducted. In addition to candidate advertising revenue, we also receive advertising revenue from special interest and advocacy groups.
License fees & other. All of our other non-advertising based revenue is aggregated in our license fees & other revenue category. This includes cash based fees we receive for content licensing, third party network compensation, proprietary software licensing, subleases and rents, and all other revenue.
Subsequent to December 31, 2015, we modified our management reporting framework which changed how we evaluate operating performance and internally report financial information. We are currently assessing the expected impact, if any, on our reportable segments.

Operating Overview and Highlights

We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As a leader in the radio broadcast industry, we provide exclusive content that is fully distributed through our 454 owned-and-operated stations in 90 U.S. media markets, more than 8,200 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 12.9 million page views from approximately 3.1 million unique users on a monthly basis and stream music to approximately 5.3 million unique users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
We believe that our capital structure provides adequate liquidity and scale for us to operate and grow our current business.

Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, management has taken steps to mitigate these risks through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. We continually monitor our capital structure and from time to time have evaluated, and expect that we will continue to evaluate, future opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. We also evaluate credit market conditions and, subject to restrictive covenants in our Credit Agreement and senior notes indenture, may take advantage of opportunities to improve our liquidity when conditions exist that the Company deems favorable in the market pricing of any of our debt securities. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2015 was 5.50 to 1 and periodically decreases over time until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2016, the required ratio covenant will be 5.0 to 1. While we currently have no borrowings outstanding under the Revolving Credit Facility (and therefore the first lien leverage covenant does not apply), if the 5.0 to 1 ratio were to apply, we do not anticipate that we would have access to borrowings under the Revolving Credit Facility. Our inability to borrow under the Revolving Credit Facility would continue until we again were able to satisfy the applicable ratio requirement.
As of December 31, 2015, we completed a discounted prepayment of $64.9 million of face value of the Term Loan for $50.0 million, a discount to par value of 23%. The terms of the Credit Agreement remained unchanged. As a result of the prepayment, we recognized a net gain of $13.2 million for the year ended December 31, 2015.
We are also party to a 5-year, $50.0 million revolving accounts receivable securitization facility, dated as of December 6, 2013 (the “Securitization Facility”), with Wells Fargo Bank, N.A. ("Wells Fargo"), as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company may sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013.
At December 31, 2015, after giving effect to the prepayment of the Term Loan described above, our long-term debt consisted of $1.839 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes due 2019 (the "7.75% Senior Notes"). No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of December 31, 2015, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, excluding any access to amounts under the Revolving Credit Facility, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
On November 3, 2015, we received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the minimum bid price of our common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days.
In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have until May 2, 2016 to regain compliance with the requirements under the Rule. If, at any time before that date the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the Rule.
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
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each of our markets has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $39.2 million, $34.9 million and $31.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff.
In addition to local and regional advertising revenue, we monetize our available advertising inventory in both national spot and network sales marketplaces using our national platform. To more effectively deliver network advertising to our customers, we distribute content and programming through third party affiliates in order to achieve a broader national audience. Typically, in exchange for the right to broadcast our radio network programming, third party affiliates remit a portion of their advertising time, which is then aggregated by us into packages focused on specific demographic groups and sold to our customers that want to reach the listeners who comprise those demographic groups on a national basis.
Our advertising revenues vary by quarter throughout the year. Our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology based initiatives. As a result, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We also remain focused on reorganizing and discontinuing certain redundant and/or unprofitable content vehicles across our platform which may impact our expenses in advance of any corresponding broadcast revenues in the future. To date, inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.
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
In deriving this measure, management excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. Management excludes any gain or loss on the exchange or sale of any assets or stations as they do not represent a cash transaction. Management also excludes any gain or loss on derivative instruments as they do not represent a cash transaction nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. Management excludes any impairment of goodwill and intangible assets as they do not require a cash outlay.
Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a media company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for media companies and is a key metric for purposes of calculating and determining compliance with certain covenants in the Credit Agreement. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.
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

	Year Ended December 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,168,679	$1,263,423	$1,026,138	$(94,744)	-7.5%	$237,285	23.1%
Content costs	396,426	433,596	264,871	(37,170)	-8.6%	168,725	63.7%
Selling, general & administrative expenses	477,327	470,441	403,381	6,886	1.5%	67,060	16.6%
Depreciation and amortization	102,105	115,275	112,511	(13,170)	-11.4%	2,764	2.5%
LMA fees	10,129	7,195	3,716	2,934	40.8%	3,479	93.6%
Corporate expenses (including stock-based compensation expense)	73,403	76,428	59,830	(3,025)	-4.0%	16,598	27.7%
Loss (gain) on sale of assets or stations	2,856	(1,342)	(3,685)	4,198	**	2,343	-63.6%
Gain on derivative instrument	—	—	(1,852)	—	**	1,852	**
Impairment of intangible assets and goodwill	565,584	—	—	565,584	**	—	**
Impairment charges - equity interest in Pulser Media Inc.	19,364	—	—	19,364	**	—	**
Operating (loss) income	(478,515)	161,830	187,366	(640,345)	**	(25,536)	-13.6%
Interest expense	(141,679)	(145,533)	(178,274)	3,854	-2.6%	32,741	-18.4%
Interest income	433	1,388	1,293	(955)	-68.8%	95	7.3%
Gain (loss) on early extinguishment of debt	13,222	—	(34,934)	13,222	**	34,934	**
Other income (expense), net	14,205	4,338	(302)	9,867	227.5%	4,640	**
(Loss) income from continuing operations before income taxes	(592,334)	22,023	(24,851)	(614,357)	**	46,874	**
Income tax benefit (expense)	45,840	(10,254)	68,464	61,969	**	(78,718)	**
(Loss) income from continuing operations	(546,494)	11,769	43,613	(558,263)	**	(31,844)	-73.0%
Income from discontinued operations, net of taxes	—	—	132,470	—	**	(132,470)	**
Net (loss) income	(546,494)	11,769	176,083	(558,263)	**	(164,314)	-93.3%
Less: dividends declared and accretion of redeemable preferred stock	—	—	10,676	—	**	(10,676)	**
(Loss) income attributable to common shareholders	$(546,494)	$11,769	$165,407	$(558,263)	**	$(153,638)	-92.9%
OTHER DATA:
Adjusted EBITDA	$259,145	$329,526	$330,018	$(70,381)	-21.4%	$(492)	-0.1%

**	Calculation is not meaningful.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014
Net Revenue
Net revenue consists of gross revenue less agency commissions, third party producer revenue shares and other direct costs. Agency commissions are variable as they are based upon a stated percentage of our gross billings.

	Year Ended December 31,
	2015	2014	% Change
Revenue:
Broadcast advertising	$1,092,657	$1,150,916	(5.1)%
Digital advertising	36,653	52,660	(30.4)%
Political advertising	5,041	20,974	(76.0)%
License fees & other	34,328	38,873	(11.7)%
Net revenue	$1,168,679	$1,263,423	(7.5)%

The following table presents our broadcast advertising revenue by source (dollars in thousands).

	Year Ended December 31,
	2015	2014	% Change
Broadcast advertising:
Local	$653,928	$668,166	(2.1)%
National	100,590	110,491	(9.0)%
Network	338,139	372,259	(9.2)%
	$1,092,657	$1,150,916	(5.1)%
Net revenue for the year ended December 31, 2015 decreased $94.7 million, or 7.5%, to $1,168.7 million compared to $1,263.4 million for the year ended December 31, 2014. The decrease resulted from decreases of $58.3 million, $16.0 million, $15.9 million and $4.5 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. The decreases in national broadcast advertising revenue and network broadcast advertising revenue were a result of three distinct factors. First, national spot advertising sales are heavily dependent on ratings across our stations. Declining ratings in certain key markets resulted in a significant decrease in national spot revenue period over period. Second, our largest competitor has strategically shifted its focus towards national advertising clients, resulting in lower market share and revenues for us and the remainder of the industry. Third, our sales execution in 2015 compared to 2014 was less successful partially due to national advertisers seeking more digital advertising components than we are currently able to fulfill. Local spot advertising revenue also decreased but at a lesser rate than national spot advertising and network advertising revenue. While local spot advertising is also impacted by ratings changes, it can be more easily augmented through local events and local talent endorsements. Local advertising clients tend to focus more on the direct results of their advertising campaigns, instead of purely basing their decisions on audience metrics. This is particularly true in smaller and mid-sized markets where ratings measurements are taken only two or four times a year, versus weekly ratings measurements in major markets that impact national spot sales. Local advertising clients also place less emphasis on newer digital advertising products, allowing us to retain more revenue than in the national spot marketplace. The decrease in political advertising revenue was due to revenue in 2015 having less activity compared to increased activity associated with mid-term and gubernatorial elections that drove revenue in 2014. The decrease in digital revenue was principally driven by the winding down of our advertising relationship with Rdio.com.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the year ended December 31, 2015 decreased $37.2 million, or 8.6%, to $396.4 million compared to $433.6 million for the year ended December 31, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs highlighted by continuing expense synergies resulting from our December 2013 acquisition of WestwoodOne.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.

Selling, general & administrative expenses for the year ended December 31, 2015 increased by $6.9 million, or 1.5%, to $477.3 million compared to $470.4 million for the year ended December 31, 2014.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2015 decreased $13.2 million, or 11.4%, to $102.1 million compared to $115.3 million for the year ended December 31, 2014. The decrease was primarily attributable to a decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
LMA Fees
LMA fees for the year ended December 31, 2015 increased $2.9 million, or 40.8%, to $10.1 million compared to $7.2 million for the year ended December 31, 2014. This increase was primarily related to contractual scheduled increases in LMA fees in certain markets.
Corporate Expenses, Including, Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense for the year ended December 31, 2015 decreased $3.0 million, or 4.0%, to $73.4 million compared to $76.4 million for the year ended December 31, 2014. This decrease was primarily due to the reduction in severance and legal costs which were higher in 2014 due to our acquisition of WestwoodOne in December 2013, but which decreases were partially offset by one-time compensation expenses associated with the 2015 departure of two of our executives.
Impairment of Intangible Assets and Goodwill
During the year ended December 31, 2015, we recorded impairment charges related to goodwill and indefinite-lived intangible assets (FCC Licenses) of $549.7 million and $15.9 million, respectively, due to the sustained declines in our stock price and operating results. There were no similar impairments for the year ended December 31, 2014. For additional information on these charges, see Note 6, Intangible Assets and Goodwill in the consolidated financial statements included elsewhere in this Form 10-K.
Impairment Charges - Equity Interest In Pulser Media Inc.
Impairment charges on the equity interest in Pulser Media Inc. was $19.4 million for the year ended December 31, 2015. There were no impairment charges on the equity interest in Pulser Media Inc. for the year ended December 31, 2014. For additional information on these charges, see Note 9, Fair Value Measurements in the consolidated financial statements included elsewhere in this Form 10-K.
Loss (Gain) on Sale of Assets or Stations
During the year ended December 31, 2015, we recorded a loss on sale of assets or stations of $2.9 million. During the year ended December 31, 2014, we recorded a gain on sale of assets or stations of $1.3 million, in each case related to our sales of individual stations and assets.
Interest Expense
Interest expense for the year ended December 31, 2015 decreased $3.9 million to $141.7 million compared to $145.5 million for the year ended December 31, 2014. Interest expense associated with outstanding debt under the Credit Agreement decreased by $4.1 million to $82.0 million as compared to $86.1 million in the prior year due to a lower average amount of indebtedness outstanding in 2015. The following summary details the components of our interest expense (dollars in thousands):

	Year Ended December 31,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings – term loans and revolving credit facilities	82,031	86,140	(4,109)	(4.8)%
Other, including debt issue cost amortization	12,373	12,111	262	2.2%
Change in fair value of interest rate cap	—	7	(7)	(100.0)%
Interest expense	$141,679	$145,533	$(3,854)	(2.6)%

Income Tax Benefit (Expense)
We recorded an income tax benefit on continuing operations of $45.8 million in 2015 as compared to $10.3 million in expense during the prior year. The tax benefit recorded in 2015 is primarily the result of the pretax loss on continuing operations net of the amount of goodwill impairment with no related deferred tax liability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2015 decreased $70.4 million, or 21.4%, to $259.1 million compared to $329.5 million for the year ended December 31, 2014.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2015	2014	% Change
Net (loss) income	$(546,494)	$11,769	**
Income tax (benefit) expense	(45,840)	10,254	**
Non-operating expenses, including net interest expense	127,041	139,807	(9.1)%
LMA fees	10,129	7,195	40.8%
Depreciation and amortization	102,105	115,275	(11.4)%
Stock-based compensation expense	21,033	17,638	19.2%
Loss (gain) on sale of assets or stations	2,856	(1,342)	**
Impairment of intangible assets and goodwill	565,584	—	**
Impairment charges - equity interest in Pulser Media Inc.	19,364	—	**
Acquisition-related and restructuring costs	16,640	28,326	(41.3)%
Franchise and state taxes	(51)	604	**
Gain on early extinguishment of debt	(13,222)	—	**
Adjusted EBITDA	$259,145	$329,526	(21.4)%

** Calculation is not meaningful
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $2,456.0 million and $3,094.2 million as of December 31, 2015 and 2014, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to impairment charges related to goodwill and indefinite-lived intangible assets and amortization recognized on definite-lived intangible assets.
Our impairment testing requires us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally, fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairments tests are performed. The following factors could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) a sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets in which we operate stations, or (e) the sustained decline in the selling prices of radio stations.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013
Net Revenue
Net revenue consists of gross revenue less agency commissions, third party producer revenue shares and other direct costs. Agency commissions are variable as they are based upon a stated percentage of our gross billings.

	Year Ended December 31,
	2014	2013	% Change
Revenue:
Broadcast advertising	$1,150,916	$972,199	18.4%
Digital advertising	52,660	22,378	135.3%
Political advertising	20,974	4,770	339.7%
License fees & other	38,873	26,791	45.1%
Net revenue	$1,263,423	$1,026,138	23.1%

The following table presents our broadcast advertising revenue by source (dollars in thousands).

	Year Ended December 31,
	2014	2013	% Change
Broadcast advertising:
Local	$668,166	$657,493	1.6%
National	110,491	305,012	(63.8)%
Network	372,259	9,694	3,740.1%
	$1,150,916	$972,199	18.4%
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
Content Costs
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
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the year ended December 31, 2014 increased $67.1 million, or 16.6%, to $470.4 million compared to $403.4 million for the year ended December 31, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne and the LMAs in the Chicago, Dallas and San Jose markets. We also recorded additional one-time marketing expenditures related to the launch of our new radio station in the New York market and expenses related to the rollout of our NASH Country brand across the platform.
Depreciation and Amortization
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

LMA Fees
LMA fees for the year ended December 31, 2014 increased $3.5 million, or 93.6%, to $7.2 million compared to $3.7 million for the year ended December 31, 2013. This increase was related to the LMAs in Chicago, IL and San Jose, CA entered into during the year.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense for year ended December 31, 2014, increased $16.6 million to $76.4 million, or 27.7%, compared to $59.8 million for the year ended December 31, 2013. This increase was primarily due to a $6.8 million increase in stock-based compensation expense partially driven by stock options granted to employees of WestwoodOne and a $9.8 million increase in other overhead costs.
Gain on Sale of Assets or Stations
During the years ended December 31, 2014 and 2013, we recorded gains of $1.3 million and $3.7 million, respectively, related to our sales of individual stations and assets.
Interest Expense
Interest expense for the year ended December 31, 2014 decreased $32.7 million to $145.5 million compared to $178.3 million for the year ended December 31, 2013. Interest expense associated with outstanding debt decreased by $31.5 million to $133.4 million as compared to $165.0 million in the prior year due to a lower average amount of indebtedness outstanding in 2014. The following summary details the components of our interest expense (dollars in thousands):

	Year Ended December 31,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings — term loans and revolving credit facilities	86,140	117,687	(31,547)	(26.8)%
Other, including debt issue cost amortization	12,111	11,487	624	5.4%
Preferred stock dividend	—	1,802	(1,802)	**
Change in fair value of interest rate cap	7	23	(16)	(69.6)%
Interest expense	$145,533	$178,274	$(32,741)	(18.4)%
** Calculation is not meaningful
Loss on Early Extinguishment of Debt
For the year ended December 31, 2013, we recorded $34.9 million in losses on early extinguishment of debt primarily as a result of our debt refinancing in December 2013. There were no such debt refinancings or similar losses in 2014.
Income Tax Benefit (Expense)
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

Liquidity and Capital Resources
Liquidity Considerations
The following table summarizes our principal funding obligations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Repayments of bank borrowings	$50,000	$156,125	$2,111,688
Interest payments	129,314	135,392	164,893
Capital expenditures	19,236	19,026	11,081
Acquisitions and purchase of intangible assets	—	8,500	322,838
Cash Flows from Operating Activities

	2015	2014	2013
(Dollars in thousands)
Net cash provided by operating activities	$82,432	$136,796	$121,141

For the year ended December 31, 2015, net cash provided by operating activities decreased by $54.4 million over the prior year. The decrease was primarily due to a decrease in working capital driven by slightly worse collections and the decline in revenue as compared to the prior year. For the year ended December 31, 2014, net cash provided by operating activities increased by $15.7 million over the prior year. Excluding non-cash items, the Company generated comparable levels of income in 2014 as compared to the prior year. As a result, the change in cash flows from operating activities was primarily attributable to the timing of certain payments.
Cash Flows from Investing Activities

	2015	2014	2013
(Dollars in thousands)
Net cash used in investing activities	$(7,961)	$(15,572)	$(92,625)
For the year ended December 31, 2015, net cash used in investing activities decreased $7.6 million as compared to the prior year, primarily due to less cash used in acquisitions and reductions in proceeds from the sale and exchange of assets or stations. For the year ended December 31, 2014, net cash used in investing activities decreased $77.1 million as compared to the prior year, primarily due to less cash used in acquisitions in 2014 of $314.3 million and a decrease in proceeds from the sale and exchange of assets or stations of $225.7 million, partially offset by an increase of $7.9 million primarily relating to one time investments at WestwoodOne.
Cash Flows from Financing Activities

	2015	2014	2013
(Dollars in thousands)
Net cash used in financing activities	$(50,085)	$(146,745)	$(83,774)
For the year ended December 31, 2015, net cash used in financing activities decreased $96.7 million as compared to the year ended December 31, 2014. The decrease was primarily due to a $95.6 million decrease in net repayments on borrowings. For the year ended December 31, 2014, net cash used in financing activities increased $63.0 million as compared to the year ended December 31, 2013. The increase was primarily due to a $61.7 million increase in net repayments on borrowings.
Acquisitions and Dispositions
We did not complete any significant acquisitions or dispositions in 2015. For a detailed discussion of certain of our 2014 acquisitions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K. We did not complete any significant dispositions during 2013.
2014 Financing Transactions
Amended and Restated Credit Agreement
On December 23, 2013, the Company entered into the Credit Agreement, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company (“Cumulus Holdings”), as borrower, and certain lenders and agents. The Credit Agreement consists of a $2.025 billion term loan maturing in December 2020 and a $200.0 million revolving credit facility maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
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
At December 31, 2015, the Term Loan bore interest at 4.25% per annum.

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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2015 was 5.50 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of December 31, 2015, the Company's actual leverage ratio was in excess of the required ratio. If the Company accessed borrowings under the Revolving Credit Facility, the Company would be required to comply with such ratio.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings. In addition, the Credit Agreement includes various restrictions on the ability of Cumulus Holdings to make dividends and distributions to the Company.
As of December 31, 2015, the Company completed a discounted prepayment of $64.9 million of face value of the Term Loan for $50 million, a discount to par value of 23%. The terms of the Credit Agreement remained unchanged. As a result of the prepayment, the Company recognized a net gain of $13.2 million for the year ended December 31, 2015.
At December 31, 2015, we had $1.839 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
7.75% Senior Notes
On May 13, 2011, the Company issued $610.0 million aggregate principal amount of its 7.75% Senior Notes. Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Company's prior credit agreement.
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

The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At December 31, 2015, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo, as a lender, as swingline lender and as administrative agent.
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013, certain subsidiaries of the Company (collectively, the “Originators”) may sell and/or contribute their existing and future accounts receivable (representing all of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company. The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.
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
The Company had no amounts outstanding under the Securitization Facility at either December 31, 2015 or 2014.
For additional discussion of our recent financing transactions , see Note 8, “Long-Term Debt,” Note 10, "Stockholders' Equity," and Note 11, "Redeemable Preferred Stock" in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. As of December 31, 2015, we had $2.5 billion in intangible assets and goodwill, which represented approximately 81.2% of our total assets.
We perform our annual impairment tests for indefinite-lived intangible assets and goodwill during the fourth quarter of each year. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors outside of our control. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) a sustained decline in the price of our common stock, (b) a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our forecasted industry operating profit margins, (d) a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations, which is generally determined as a multiple of EBITDA. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology.
The assumptions used in estimating the fair values of the reporting units are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. The use of different estimates could also result in materially different results.
The Company has three reporting units for goodwill impairment purposes which align with the Company's operational structure of three distinct verticals used to effectively manage the operations of the business. The Company's top 50 Nielsen Audio rated markets and WestwoodOne comprise one reporting unit ("Reporting Unit 1"), the second reporting unit consists of all of the Company's other radio markets ("Reporting Unit 2") while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business ("Reporting Unit 3").
As a result of a sustained decline in the our stock price and operating results, we performed an interim goodwill and broadcast licenses impairment assessment as of September 30, 2015. In determining the fair value of each reporting unit, we used an income approach and discounted cash flow methodology. After completing the step one evaluation, the estimated fair value of Reporting Unit 1 was determined to be lower than the carrying value. As such, Reporting Unit 1 failed step one of the interim impairment assessment. Step two of the interim impairment assessment required us to perform a hypothetical purchase price allocation for Reporting Unit 1 to determine the implied fair value of goodwill and compared that implied fair value of goodwill to the carrying amount of goodwill. Based on the results thereof, we recorded impairment charges of $549.7 million and $15.9 million, for goodwill and broadcast licenses, respectively, during the year ended December 31, 2015.
For our annual impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2015 as follows:

Step 1 Goodwill Test
In performing our annual impairment testing of goodwill, the fair value of each reporting unit was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow analysis requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. We used an approximate five-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses in order to derive operating profits, which we combined with expected working capital additions and capital expenditures to determine operating cash flows. For periods after 2015, we projected annual revenue growth based on standard industry data and historical performance. We derived projected expense growth based primarily on the stations’ historical financial performance and expected growth. Our projections were based on then-current market and economic conditions and our historical knowledge of each of the relevant the reporting units.
The material assumptions utilized in these analyses, for both reporting units that have goodwill, included overall future market revenue growth rates for the residual year of 1.9%, an estimated EBITDA multiple of approximately 10 times and a weighted average cost of capital of 8.6%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections obtained from third party sources. The estimated EBITDA multiple is derived from public company peer comparables. The weighted average cost of capital was determined based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
As a measure of sensitivity, if the weighted average cost of capital had been 100 basis points higher than management estimates, the Company would have been required to perform a step 2 test to determine the goodwill impairment charge, if any, as of December 31, 2015. Had the weighted average cost of capital been 100 basis points lower than management estimates, or the market revenue growth rates were 100 basis points higher or lower than management estimates, there would be no impact and no step 2 test would be required as of December 31, 2015.
If actual results or events underlying the material assumptions are less favorable than those projected by us or if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of our goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods, which could have a material adverse impact on our financial condition and results of operations.
To validate our conclusions and determine the reasonableness of our assumptions, we compared the implied fair value of our reporting units, in the aggregate, to our market capitalization as of December 31, 2015. The market capitalization of $2.5 billion as of December 31, 2015 was approximately the same as the aggregate fair value of all reporting units.
Key data points included in the market capitalization calculations were as follows:

•	shares outstanding, including certain warrants, of 234.6 million as of December 31, 2015;

•	closing price of our Class A common stock on December 31, 2015 of $0.33 per share; and

•	total debt of $2.4 billion on December 31, 2015.
The table below presents the percentages by which the fair value exceeded the carrying value of the Company's reporting units under the Step 1 test as of December 31, 2015 (dollars in thousands).

	Reporting Unit 1	Reporting Unit 2	Reporting Unit 3
Goodwill balance	$336,508	$366,846	N/A **
Carrying value	$1,388,121	$910,673	N/A **
Percentage fair value exceeds carrying value	12.4%	33.4%	N/A **

** Contains no goodwill
Based on the results of this analysis, we determined that the fair value of our reporting units containing goodwill balances exceeded their carrying value at December 31, 2015. As a result, we were not required to perform a Step 2 test. For these reporting units, since no impairment indicator existed in Step 1, we determined goodwill was appropriately stated as of December 31, 2015. We recorded a non-cash goodwill impairment charge in Reporting Unit 1 of approximately $549.7 million as a result of an interim impairment assessment during the year ended December 31, 2015.

Indefinite Lived Intangibles (FCC Licenses)
We perform our annual impairment testing of indefinite-lived intangibles (our FCC licenses) during the fourth quarter and on an interim basis if events or circumstances indicate that the asset may be impaired. We have combined all of our broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite-lived intangibles test, we determined that our geographic markets are the appropriate unit of accounting for broadcast license impairment testing.
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
The analysis included overall future market revenue growth rates for the residual year of 1.9% and a weighted average cost of capital of 8.6%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in capital structures.
Sensitivity tests show that if the discount rate had been 100 basis points lower than management estimates, there would have been no impact to the carrying value of our FCC licenses. Had the discount rate been 100 basis points higher than management estimates, we would have recognized a $19.3 million impairment charge.
In order to estimate what listening audience share would be expected for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We may make adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	projected operating revenues and expenses through 2020;

•	the estimation of initial and on-going capital expenditures (based on market size);

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
As a result of the impairment test of its indefinite-lived intangibles conducted as of December 31, 2015, the Company determined the indefinite-lived intangibles were appropriately stated as of December 31, 2015. We recorded a non-cash impairment charge of approximately $15.9 million as a result of an interim impairment assessment during the year ended December 31, 2015.
As of December 31, 2015, 8 of the Company's 90 geographical markets FCC license fair values exceeded their carrying values by less than 10 percent. The aggregated carrying value of these markets was $136.3 million.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2015, 2014 and 2013, was $21.0 million, $17.6 million, and $10.8 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, we utilize the intrinsic value method. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjusts compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.
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
We early adopted Accounting Standards Update ("ASU") 2015-17. This change in accounting principle resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
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
As of December 31, 2015, we continue to maintain and record a valuation allowance on certain state net operating loss carryforwards for which we do not believe they will be able to meet the more likely than not recognition standard for recovery.
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

Trade Transactions
We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2015, 2014 and 2013, amounts reflected under trade transactions were: (1) trade revenues of $39.2 million, $34.9 million and $31.1 million, respectively; and (2) trade expenses of $40.4 million, $36.8 million and $31.2 million, respectively.

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2015 (dollars in thousands):
Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	After 5 Years
Long-term debt (1)	$2,995,637	$125,660	$250,860	$2,619,117	$—
Operating leases (2)	117,200	25,186	40,071	24,922	27,021
Other contractual obligations (3)	382,674	168,063	131,080	30,556	52,975
Total contractual cash obligations	$3,495,511	$318,909	$422,011	$2,674,595	$79,996

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2015. Also assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.

(2)	Net of future minimum sublease income.

(3)	Consists of contractual obligations for goods or services including broadcast rights that are enforceable and legally binding obligations that include all significant terms.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2015.
Adoption of New Accounting Standards
ASU 2014-08. In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU also requires entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” We adopted this guidance effective January 1, 2015. The adoption of this guidance did not have an impact on the consolidated financial statements.
ASU 2015-17. In November 2015, the FASB issued ASU 2015-17. The amendments in this ASU simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities to be presented as noncurrent in a classified balance sheet. This ASU will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We early adopted this ASU effective December 31, 2015 on a prospective basis.

Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
Recent Accounting Standards Updates
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year. Transition to the new guidance may be done using either a full or modified retrospective method. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently assessing the expected impact that this ASU, as amended, will have on the consolidated financial statements.
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-01. In January 2015, the FASB issued ASU 2015-01. The amendments in this ASU eliminate the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-02. In February 2015, the FASB issued ASU 2015-02. The amendments in this ASU provide modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. We are currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-03. In April 2015, the FASB issued ASU 2015-03. The amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. We are currently assessing the expected impact, if any, these ASUs will have on the consolidated financial statements.
ASU 2015-05. In April 2015, the FASB issued ASU 2015-05. The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance does not change an entity’s accounting for service contracts. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. We are currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-10. In June 2015, the FASB issued ASU 2015-10. The amendments in this ASU are intended to clarify the FASB ASC; correct unintended application of guidance; eliminate inconsistencies; and to improve the ASC’s presentation of guidance. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-16. In September 2015, the FASB issued ASU 2015-16. The amendments in this ASU require than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. We are currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2016-01. In January 2016, the FASB issued ASU 2016-01. The amendments in this ASU enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. We are currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2016.02. In February 2016, the FASB issued ASU 2016-02. The amendments in this ASU provides guidance for accounting for leases. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. A modified retrospective transition method is required, with the option to elect a package of practical expedients. Early adoption is permitted. We are currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2015, 72.2% of our long-term debt, or $1.768 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing thereof and the amount of variable interest rate debt we have outstanding. Assuming the level of borrowings outstanding at December 31, 2015 at variable interest rates and assuming a one percentage point increase (decrease) in the 2015 average interest rate payable on these borrowings, it is estimated that our 2015 interest expense would have increased (decreased) and net income would have decreased (increased) by $24.5 million. As part of our efforts to mitigate interest rate risk, in December 2011, we entered into an interest rate cap agreement with JPMorgan that effectively fixed the interest rate, based on LIBOR, on $71.3 million of our variable rate borrowings. This agreement capped the LIBOR-based variable interest rate component of our long-term debt at a maximum of 3.0% on an equivalent amount of our term loans. This agreement was intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. In light of the fact that the interest rate we pay on our variable interest rate debt remained below the cap contained in the interest rate cap agreement, at December 31, 2015, we continued to have $1.768 billion of borrowings outstanding that were not subject to the interest rate cap. As a result, a one percentage point change in the 2015 average interest rate payable on these borrowings would have had the same effect on our interest expense and net income as set out above.
From time to time in the past we have managed, and may in the future seek to manage, our interest rate risk on a portion of our variable rate debt by entering into interest rate swap agreements in which we receive payments based on variable interest rates and made payments based on a fixed interest rate. We were not party to any such swap agreements on December 31, 2015.
Foreign Currency Risk
None of our operations are measured in foreign currencies. As a result, our financial results are not subject to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Item 8.	Financial Statements and Supplementary Data
The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, beginning on page F-2 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Senior Vice President, Treasurer and Chief Financial Officer (“CFO”) (the principal executive and principal financial officers, respectively), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Joseph P. Hannan

Director and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information, to be set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end (the “2016 Proxy Statement”). The required information regarding our executive officers is contained in Part I of this Report.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2015, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	25,729,588	$4.36	3,268,922
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	25,729,588	$4.36	3,268,922

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in our 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Auditor Fees and Services” in our 2016 Proxy Statement.

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

4.6
Form of Warrant Statement (included as Exhibit A-1 in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.7
Form of Global Warrant Certificate (included as Exhibit A-2 in Exhibit 4.5) (incorporated herein by reference to Exhibit 4.4 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

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

4.18
First Amendment to Stockholders' Agreement, dated April 27, 2015 (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K, File No. 000-24525, filed with the SEC on April 28, 2015).

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

10.15 *
First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.20 *
First Amendment to Employment Agreement with John Dickey dated as of September 4, 2014 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q, File No. 000-24525, filed on November 10, 2014).

10.21
First Amendment to Employment Agreement, dated April 18, 2015, between Lewis W. Dickey, Jr. and Cumulus Media Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 28, 2015).

12.1 **	Computation of Ratio of Earnings to Fixed Charges.

21.1 **	Subsidiaries of Cumulus Media Inc.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March 2016.

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan Senior Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	Chief Executive Officer and	March 10, 2016
Mary G. Berner	Director

/s/ Joseph P. Hannan	Senior Vice President, Treasurer and	March 10, 2016
Joseph P. Hannan	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Ralph B. Everett	Director	March 10, 2016
Ralph B. Everett

/s/ Alexis Glick	Director	March 10, 2016
Alexis Glick

/s/ Jeffrey Marcus	Director	March 10, 2016
Jeffrey Marcus

/s/ Brian Cassidy	Director	March 10, 2016
Brian Cassidy

/s/ Lewis W Dickey	Director	March 10, 2016
Lewis W. Dickey

/s/ David M. Tolley	Director	March 10, 2016
David M. Tolley

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cumulus Media, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.
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
/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 10, 2016

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Dollars in thousands, except for share data)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$31,657	$7,271
Restricted cash	7,981	10,055
Accounts receivable, less allowance for doubtful accounts of $4,923 and $6,004 in 2015 and 2014, respectively	243,428	248,308
Trade receivable	4,146	2,455
Assets held for sale	45,157	15,007
Prepaid expenses and other current assets	26,906	87,730
Total current assets	359,275	370,826
Property and equipment, net	169,437	221,497
Broadcast licenses	1,578,066	1,596,715
Other intangible assets, net	174,530	243,640
Goodwill	703,354	1,253,823
Other assets	40,125	58,940
Total assets	$3,024,787	$3,745,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$118,396	$151,658
Trade payable	4,374	3,964
Total current liabilities	122,770	155,622
Long-term debt, excluding 7.75% senior notes and secured loan	1,815,300	1,875,127
7.75% senior notes	610,000	610,000
Other liabilities	44,804	55,121
Deferred income taxes	415,881	507,991
Total liabilities	3,008,755	3,203,861
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,902,892 and 254,997,925 shares issued and 233,456,945 and 232,378,371 shares outstanding at 2015 and 2014, respectively	2,558	2,549
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at 2015 and 2014	6	6
Treasury stock, at cost, 22,445,945 and 22,619,554 shares at 2015 and 2014, respectively	(229,310)	(231,588)
Additional paid-in-capital	1,619,622	1,600,963
Accumulated deficit	(1,376,844)	(830,350)
Total stockholders’ equity	16,032	541,580
Total liabilities and stockholders’ equity	$3,024,787	$3,745,441
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except for share and per share data)

	2015	2014	2013
Net revenue	$1,168,679	$1,263,423	$1,026,138
Operating expenses:
Content costs	396,426	433,596	264,871
Selling, general & administrative expenses	477,327	470,441	403,381
Depreciation and amortization	102,105	115,275	112,511
LMA fees	10,129	7,195	3,716
Corporate expenses (including stock-based compensation expense of $21,033, $17,638, and $10,804, respectively)	73,403	76,428	59,830
Loss (gain) on sale of assets or stations	2,856	(1,342)	(3,685)
Gain on derivative instrument	—	—	(1,852)
Impairment of intangible assets and goodwill	565,584	—	—
Impairment charges - equity interest in Pulser Media Inc.	19,364	—	—
Total operating expenses	1,647,194	1,101,593	838,772
Operating (loss) income	(478,515)	161,830	187,366
Non-operating (expense) income:
Interest expense	(141,679)	(145,533)	(178,274)
Interest income	433	1,388	1,293
Gain (loss) on early extinguishment of debt	13,222	—	(34,934)
Other income (expense), net	14,205	4,338	(302)
Total non-operating expense, net	(113,819)	(139,807)	(212,217)
(Loss) income from continuing operations before income taxes	(592,334)	22,023	(24,851)
Income tax benefit (expense)	45,840	(10,254)	68,464
(Loss) income from continuing operations	(546,494)	11,769	43,613
Income from discontinued operations, net of taxes	—	—	132,470
Net (loss) income	(546,494)	11,769	176,083
Less: dividends declared and accretion of redeemable preferred stock	—	—	10,676
(Loss) income attributable to common shareholders	$(546,494)	$11,769	$165,407
Basic and diluted (loss) income per common share (see Note 14, “(Loss) Earnings Per Share”):
Basic: (Loss) income from continuing operations per share	$(2.34)	$0.05	$0.15
Income from discontinued operations per share	$—	$—	$0.61
(Loss) income per share	$(2.34)	$0.05	$0.76
Diluted: (Loss) income from continuing operations per share	$(2.34)	$0.05	$0.15
Income from discontinued operations per share	$—	$—	$0.60
(Loss) income per share	$(2.34)	$0.05	$0.75
Weighted average basic common shares outstanding	233,415,441	226,142,456	183,642,883
Weighted average diluted common shares outstanding	233,415,441	228,963,158	186,844,575
See accompanying notes to the consolidated financial statements.
CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013
(Dollars in Thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	182,682,073	$1,827	15,424,944	$154	644,871	$6	24,162,678	$(252,001)	$1,514,849	$(1,018,202)	$246,633
Net income										176,083	176,083
Dividends declared and paid on preferred stock	—	—	—	—	—	—	—	—	(6,777)	—	(6,777)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	(3,899)	—	(3,899)
Conversion of equity upon exercise of warrants	20,662,856	206	—	—	—	—	108,572	(606)	493	—	93
Shares returned in lieu of tax payments	—	—	—	—	—	—	102,490	(337)	—	—	(337)
Restricted shares issued from treasury	—	—	—	—	—	—	(168,540)	1,751	(1,751)	—	—
Stock option exercises	194,091	2	—	—	—	—	—	—	816	—	818
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,804	—	10,804
Other	—	—	—	—	—	—	—	—	(437)	—	(437)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	(4,541)	—	(4,541)
Issuance of common stock	18,860,000	188	—	—	—	—	—	—	94,112	—	94,300
Balance at December 31, 2013	222,399,020	$2,223	15,424,944	$154	644,871	$6	24,205,200	$(251,193)	$1,603,669	$(842,119)	$512,740
Net income										11,769	11,769
Conversion of equity upon exercise of warrants	15,920,981	159	—	—	—	—	40,923	(270)	224	—	113
Shares returned in lieu of tax payments	—	—	—	—	—	—	198,871	(1,332)	—	—	(1,332)
Restricted shares issued from treasury	—	—	—	—	—	—	(93,312)	956	(956)	—	—
Stock option exercises	1,252,980	13	—	—	—	—	706,182	(4,730)	5,337	—	620
Stock-based compensation expense	—	—	—	—	—	—	—	—	17,638	—	17,638
Other	—	—	—	—	—	—	—	—	32	—	32
Stock conversion	15,424,944	154	(15,424,944)	(154)	—	—	—	—	—	—	—
Shares issued in settlement of Citadel bankruptcy claims	—	—	—	—	—	—	(2,438,310)	24,981	(24,981)	—	—
Balance at December 31, 2014	254,997,925	$2,549	—	$—	644,871	$6	22,619,554	$(231,588)	$1,600,963	$(830,350)	$541,580
Net loss										(546,494)	(546,494)
Conversion of equity upon exercise of warrants	904,967	9	—	—	—	—	50,305	(115)	112	—	6
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	(93)	—	—	(93)
Restricted shares issued from treasury	—	—	—	—	—	—	(223,912)	2,486	(2,486)	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	21,033	—	21,033
Balance at December 31, 2015	255,902,892	$2,558	—	$—	644,871	$6	22,445,947	$(229,310)	$1,619,622	$(1,376,844)	$16,032
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(546,494)	$11,769	$176,083
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,105	115,275	116,951
Amortization of debt issuance costs/discounts	9,541	9,493	9,919
Provision for doubtful accounts	4,501	4,302	3,349
Loss (gain) on sale of assets or stations	2,856	(1,342)	(3,685)
Gain on exchange of assets or stations	—	—	(108,158)
Impairment of intangible assets and goodwill	565,584	—	—
Impairment charges - equity interest in Pulser Media Inc.	19,364	—	—
Fair value adjustment of derivative instruments	—	21	(1,829)
Deferred income taxes	(48,262)	6,902	(76,378)
Stock-based compensation expense	21,033	17,638	10,804
(Gain) loss on early extinguishment of debt	(13,222)	—	34,934
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	371	12,195	2,357
Trade receivable	(1,691)	1,964	2,330
Prepaid expenses and other current assets	16,983	(14,750)	1,383
Other assets	(6,208)	(6,716)	1,320
Accounts payable and accrued expenses	(34,122)	7,074	(38,937)
Trade payable	410	118	(1,516)
Other liabilities	(10,317)	(27,147)	(7,786)
Net cash provided by operating activities	82,432	136,796	121,141
Cash flows from investing activities:
Restricted cash	2,074	(3,909)	(225)
Proceeds from sale of assets or stations	9,201	15,843	—
Capital expenditures	(19,236)	(19,006)	(11,081)
Proceeds from exchange of assets or stations	—	—	241,519
Acquisitions less cash acquired	—	(8,500)	(322,838)
Net cash used in investing activities	(7,961)	(15,572)	(92,625)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(50,000)	(156,125)	(2,111,688)
Proceeds from borrowings under term loans and revolving credit facilities	—	10,000	2,027,308
Tax withholding payments on behalf of employees	(93)	(1,332)	(337)
Preferred stock dividends	—	—	(9,395)
Proceeds from exercise of warrants	8	113	93
Proceeds from exercise of options	—	620	818
Redemption of preferred stock	—	—	(150,391)
Financing costs paid in connection with issuance of common stock	—	—	(4,541)
Proceeds from issuance of common stock	—	—	94,300
Proceeds from issuance of preferred stock	—	—	77,241
Deferred financing costs	—	(21)	(7,182)
Net cash used in financing activities	(50,085)	(146,745)	(83,774)
Increase (decrease) in cash and cash equivalents	24,386	(25,521)	(55,258)
Cash and cash equivalents at beginning of period	7,271	32,792	88,050
Cash and cash equivalents at end of period	$31,657	$7,271	$32,792
Supplemental disclosures of cash flow information:
Interest paid	$129,314	$135,392	$164,893
Income taxes paid	2,620	9,633	7,310
Supplemental disclosures of non-cash flow information:
Trade revenue	39,237	34,876	31,147
Trade expense	40,427	36,753	31,218
Equity interest in Pulser Media, Inc.	2,025	17,235	104
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “Cumulus,” “Cumulus Media,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain assets of the Company were sold during the year ended December 31, 2013. The results of operations associated with these assets have been separately reported, net of the related tax impact, for all periods presented in the consolidated statements of operations because the operations and cash flows generated by these assets have been eliminated from the Company’s consolidated results of operations as a result of the sale, and the Company no longer has continuing involvement in the operations of the stations associated with those assets after their disposal (see Note 3, “Discontinued Operations”).
Reclassifications
Certain account balances in 2013 have been reclassified to conform with classifications currently in use. In the accompanying consolidated statements of operations, the Company separately presents content costs and selling, general & administrative expenses as operating expense categories. In certain of the Company's historical disclosures, those line items were presented on a combined basis within the direct operating expenses line item in the statement of operations. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Selling, general & administrative expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in selling, general & administrative expenses in 2015, 2014 or 2013.
These reclassifications had no effect on previously reported results of operations, retained earnings or cash flows.
Reportable Segment Through December 31, 2015
For all periods presented, the Company operated in one reportable business segment, radio broadcasting, advertising and related services, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance. Below the reportable business segment, the Company has three reporting units (See Note 6, "Intangible Assets and Goodwill").
For information on the Company's reportable segments subsequent to December 31, 2015, see Note 19, "Subsequent Event".
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and, if applicable, purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The

Company determines the allowance based on several factors, including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.
In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land to a third party. The closing of the transaction is subject to various conditions, including a due diligence period. During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party which the Company expects to close in the next twelve months. The identified assets have been classified as held for sale in the consolidated balance sheets at December 31, 2015 and 2014. The estimated fair value of the land and buildings to be disposed of in both sales are in excess of their carrying value.
Insurance Recoveries
During the year ended December 31, 2015, the Company received $14.6 million of insurance proceeds related to a business interruption claim arising from Hurricane Katrina in 2005. The Company recorded $12.4 million in other income (expense), net and $2.2 million as an offset to corporate expenses in the consolidated statement of operations for the year ended December 31, 2015.
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
In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s (“FCC”) historical record of renewing broadcast licenses, the cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company evaluates the recoverability of its indefinite-lived assets, which include broadcast licenses and goodwill, using judgments and estimates.

Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.
Investments
The Company follows Accounting Standards Codification (“ASC”) Topic 325-20, Cost Method Investments (“ASC 325-20”) to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During the year ended December 31, 2015, the Company recognized an impairment charge of $19.4 million related to the decline in the fair value of a cost-method investment. During the year ended December 31, 2014, the Company sold one of its cost method investments for $13.0 million, recognizing a gain on sale of $3.2 million, which is included in other income (expense), net in the consolidated statement of operations. As of December 31, 2015 and 2014, the aggregate carrying amount of the Company’s cost-method investments were $0.0 million and $17.3 million, respectively, and is included in other assets in the consolidated balance sheets.
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. For information on the presentation of debt issuance costs beginning January 1, 2016, see Recent Accounting Standards Updates below.
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
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2015, 2014, and 2013, the costs incurred were $3.9 million, $1.9 million and $0.9 million, respectively.
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
As of December 31, 2015 and 2014, the Company operated 11 radio stations under LMAs. As of December 31, 2013, the Company operated 6 radio stations under LMAs. The stations operated under LMAs contributed $24.5 million, $22.6 million, and $2.2 million in 2015, 2014, and 2013, respectively, to the consolidated net revenue of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2015, 2014 and 2013, was $21.0 million, $17.6 million, and $10.8 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilizes the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and adjusts compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.
Trade Transactions
The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2015, 2014 and 2013, amounts reflected under trade transactions were: (1) trade revenues of $39.2 million, $34.9 million and $31.1 million, respectively; and (2) trade expenses of $40.4 million, $36.8 million and $31.2 million, respectively.
Income Taxes
The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement of the period that the adjustment is determined to be required. See Note 13, “Income Taxes” for further discussion.
The Company early adopted Accounting Standards Update ("ASU") 2015-17. This change in accounting principle resulted in a reclassification of the Company's net current deferred tax asset to the net non-current deferred tax liability in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. See the "Adoption of New Accounting Standards" caption below for further discussion.
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
Fair Values of Financial Instruments
The carrying values of cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value due to the short term to maturity of these instruments (See Note 9, "Fair Value Measurements").
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
Adoption of New Accounting Standards
ASU 2014-08. In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU also requires entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The Company adopted this guidance effective January 1, 2015. The adoption of this guidance did not have an impact on the consolidated financial statements.
ASU 2015-17. In November 2015, the FASB issued ASU 2015-17. The amendments in this ASU simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities to be presented as noncurrent in a classified balance sheet. This ASU will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company early adopted this ASU effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax liability in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.
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
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this ASU are effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-01. In January 2015, the FASB issued ASU 2015-01. The amendments in this ASU eliminate the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. The ASU is effective for fiscal years beginning after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-02. In February 2015, the FASB issued ASU 2015-02. The amendments in this ASU provide modifications to the evaluation of variable interest entities that may impact consolidation of reporting entities. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-03. In April 2015, the FASB issued ASU 2015-03. The amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. Presently, debt issuance costs are reported as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The new guidance would be applied retrospectively to all prior reporting periods presented. The Company is currently assessing the expected impact, if any, these ASUs will have on the consolidated financial statements.
ASU 2015-05. In April 2015, the FASB issued ASU 2015-05. The amendments in this ASU provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The new guidance does not change an entity’s accounting for service contracts. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2015-10. In June 2015, the FASB issued ASU 2015-10. The amendments in this ASU are intended to clarify the FASB ASC; correct unintended application of guidance; eliminate inconsistencies; and to improve the ASC’s presentation of guidance. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.
ASU 2015-16. In September 2015, the FASB issued ASU 2015-16. The amendments in this ASU require than an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2016-01. In January 2016, the FASB issued ASU 2016-01. The amendments in this ASU enhance the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2016.02. In February 2016, the FASB issued ASU 2016-02. The amendments in this ASU provides guidance for accounting for leases. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. A modified retrospective transition method is required, with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

2. Acquisitions and Dispositions
2014 Acquisitions and Dispositions
Country Weekly Acquisition
On November 7, 2014, the Company completed the purchase of Country Weekly magazine and its related business (“Country Weekly”) for $3.0 million in cash (the "Country Weekly Acquisition"). The Company had previously included NASH branded inserts into the Country Weekly publication.
Wise Brothers Acquisition
On August 1, 2014, the Company completed the purchase of Wise Brother Media, Inc. for $5.5 million in cash (the "Wise Brothers Acquisition"). Revenues attributable to the assets acquired in the Wise Brothers Acquisition were not material to the Company’s consolidated statement of operations for the year ended December 31, 2015.
The table below summarizes the purchase price allocation in the Wise Brothers Acquisition (dollars in thousands):

Allocation	Year Ended December 31, 2014
Property and equipment (see Note 5)	$50
Deferred income taxes	100
Other intangibles	5,025
Goodwill	475
Current liabilities	(75)
Other liabilities	(75)
Total purchase price	$5,500
The definite-lived intangible assets acquired in the Wise Brothers Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value at Acquisition Date
Other intangibles - Programming content	4	$5,025
Pro forma financial information for the Country Weekly Acquisition and Wise Brothers Acquisition is not required, as such information is not material to the Company's financial statements.

3. Discontinued Operations
On November 14, 2013, the Company completed the sale to Townsquare Media, LLC (“Townsquare”) of 53 radio stations in twelve small and mid-sized markets for $235.0 million in cash and the swap with Townsquare of 15 radio stations in two small and mid-sized markets in exchange for 5 radio stations in Fresno, California (together, the "Townsquare Transaction"). The results of operations associated with the stations disposed of in this transaction has been separately reported within discontinued operations, net of the related tax impact, in the accompanying consolidated statement of operations for the year ended December 31, 2013.
Components of Results of Discontinued Operations
For the year ended December 31, 2013, income from discontinued operations was as follows (dollars in thousands):

Year Ended December 31, 2013
Discontinued operations:
Net revenue	$61,492
Operating income	24,314
Gain on asset exchange and other income	108,156
Income from discontinued operations before taxes	132,470
Income tax expense	—
Income from discontinued operations, net of taxes	$132,470

In conjunction with the Townsquare Transaction, the Company recorded a gain of $108.2 million, which is included within discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended December 31, 2013.
4. Restricted Cash
As of December 31, 2015 and 2014, the Company’s balance sheets included approximately $8.0 million and $10.1 million in restricted cash, respectively, of which $0.6 million at each date relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. In addition, at December 31, 2015 and 2014, the Company held $7.4 million and $9.5 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.
5. Property and Equipment
Property and equipment consists of the following as of December 31, 2015 and 2014 (dollars in thousands):

	Estimated Useful Life	2015	2014
Land		$63,627	$93,723
Broadcasting and other equipment	3 to 30 years	229,989	231,371
Computer and capitalized software costs	1 to 3 years	28,959	22,925
Furniture and fixtures	5 years	14,183	12,690
Leasehold improvements	5 years	36,242	31,099
Buildings	9 to 20 years	45,988	45,873
Construction in progress		2,043	4,554
		421,031	442,235
Less: accumulated depreciation		(251,594)	(220,738)
		$169,437	$221,497
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $33.0 million, $35.3 million and $29.0 million, respectively.

6. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2014	$1,596,337	$315,490	$1,911,827
Purchase price allocation adjustments	963	—	963
Acquisitions	—	8,205	8,205
Dispositions	(585)	(74)	(659)
Amortization	—	(79,981)	(79,981)
Balance as of December 31, 2014	$1,596,715	$243,640	$1,840,355
Balance as of January 1, 2015	$1,596,715	$243,640	$1,840,355
Impairment	(15,873)	—	(15,873)
Disposition	(2,776)	—	(2,776)
Amortization	—	(69,110)	(69,110)
Balance as of December 31, 2015	$1,578,066	$174,530	$1,752,596

The following table presents the changes in goodwill and accumulated impairment losses for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Balance as of January 1:
Goodwill	$1,583,564	$1,586,482
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,253,823	1,256,741
Acquisitions	—	886
Purchase price allocation adjustments	371	(3,188)
Disposition	(1,129)	(616)
Impairment losses	(549,711)	—
Balance as of December 31:
Goodwill	1,582,806	1,583,564
Accumulated impairment losses	(879,452)	(329,741)
Total	$703,354	$1,253,823
Total amortization expense related to the Company’s intangible assets was $69.1 million, $80.0 million and $86.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, estimated future amortization expense related to intangible assets subject to amortization was as follows (dollars in thousands):

2016	$56,315
2017	33,704
2018	18,400
2019	17,456
2020	17,396
Thereafter	31,259
Total other intangibles, net	$174,530
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter of each year and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Prior to conducting the first step of the goodwill impairment test, the Company evaluates the recoverability of the long-lived assets, including purchased intangible assets.
As a result of a sustained decline in the Company's stock price and operating results, the Company performed an interim goodwill and broadcast licenses impairment assessment as of September 30, 2015. In determining the fair value of each reporting unit, the Company used an income approach and discounted cash flow methodology. After completing the step one evaluation, the estimated fair value of Reporting Unit 1 (as defined below) was determined to be lower than the carrying value. As such, Reporting Unit 1 failed step one of the interim impairment assessment. Step two of the interim impairment assessment required the Company to perform a hypothetical purchase price allocation for Reporting Unit 1 to determine the implied fair value of goodwill and compared that implied fair value of goodwill to the carrying amount of goodwill. Based on the results thereof, the Company recorded impairment charges of $549.7 million and $15.9 million, for goodwill and broadcast licenses, respectively, during the year ended December 31, 2015.
The Company tests long-lived assets (other than goodwill and indefinite-lived intangible assets) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company considered the lower than expected revenue and profitability levels as business indicators of impairment for long-lived assets. Based on the results of the recoverability test, the Company determined that the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition exceeded the carrying value of the applicable asset groups and were therefore recoverable. The Company did not recognize any impairment charges for intangible assets as a result of this analysis. There were no asset impairment charges during the year ended December 31, 2014.
2015 Annual Impairment Test - Goodwill
The Company has three reporting units for goodwill impairment purposes which align with the Company's operational structure of three distinct verticals effectively managed as one for the operations of the business. The Company's top 50 Nielsen Audio rated markets and WestwoodOne comprise one reporting unit ("Reporting Unit 1"), the second reporting unit consists of all of the Company's other radio markets ("Reporting Unit 2") while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business ("Reporting Unit 3").
During the fourth quarter of 2015, the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology as described below.
Step 1 Goodwill Test
In performing the Company's annual impairment testing of goodwill, the fair value of each reporting unit was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow analysis requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. The Company used an approximate five-year projection period to derive operating cash flow projections from a market participant view. The Company made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. The Company projected future operating expenses in order to derive operating profits, which the Company combined with expected working capital additions and capital expenditures to determine operating cash flows. For periods after 2015, the Company projected annual revenue growth based on standard industry data and historical performance. The Company derived projected annual expense growth based primarily on the stations’ historical financial performance and expected growth. The Company's projections were based on then-current market and economic conditions and the Company's historical knowledge of each of the relevant the reporting units.
The material assumptions utilized in these analyses, for both reporting units that have goodwill, included overall future market revenue growth rates for the residual year of 1.9%, an estimated multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately 10 times and a weighted average cost of capital of 8.6%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections obtained from third party sources. The estimated EBITDA multiple is derived from public company peer comparables. The weighted average cost of capital was determined based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
If actual results or events underlying the material assumptions are less favorable than those projected by the Company or if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the Company's goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods, which could have a material adverse impact on the Company's financial condition and results of operations.
To validate the Company’s conclusions and determine the reasonableness of the Company’s assumptions, the Company compared the implied fair value of the Company’s reporting units, in the aggregate, to the Company’s market capitalization as of December 31, 2015. The market capitalization of $2.5 billion as of December 31, 2015, was approximately the same as the aggregate fair value of all reporting units.
Key data points included in the market capitalization calculation were as follows:

•	shares outstanding, including certain warrants, of 234.6 million as of December 31, 2015;

•	closing price of the Company’s Class A common stock on December 31, 2015, of $0.33 per share; and

•	total debt of $2.4 billion on December 31, 2015.
Based on the results of this analysis, the Company determined that the fair value of its reporting units containing goodwill balances exceeded their carrying value at December 31, 2015. As a result, the Company was not required to perform a Step 2 test. For these reporting units, since no impairment indicator existed in Step 1, the Company determined goodwill was appropriately stated as of December 31, 2015. The Company did record a non-cash goodwill impairment charge in Reporting Unit 1 of approximately $549.7 million as a result of an interim impairment assessment during the year ended December 31, 2015.
2015 Annual Impairment Test - Indefinite Lived Intangibles (FCC Licenses)
The Company performs its annual impairment testing of indefinite-lived intangibles (the Company’s FCC licenses) during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. The Company has combined all of the Company’s broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite-lived intangibles test, the Company determined that the Company’s geographic markets are the appropriate unit of accounting for broadcast license impairment testing.
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
The analysis included overall future market revenue growth rates for the residual year of 1.9% and a weighted average cost of capital of 8.6%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections obtained from third party sources. The weighted average cost of capital was determined based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
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

As a result of the impairment test of its indefinite-lived intangibles conducted as of December 31, 2015, the Company determined the indefinite-lived intangibles were appropriately stated as of December 31, 2015. The Company did record a non-cash impairment charge of approximately $15.9 million as a result of an interim impairment assessment during the year ended December 31, 2015.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Accrued third party content costs	$36,166	$46,142
Accrued employee costs	22,169	23,244
Accrued other	14,630	15,947
Accounts payable	11,492	29,212
Accrued retention and severance costs	10,465	4,930
Accrued interest	8,106	8,114
Advance deposit received	6,000	6,000
Accrued licensing and broadcast fees	2,875	4,129
Accrued professional fees	2,845	1,942
Accrued real estate fees	1,937	2,194
Accrued sponsor fees	1,417	2,199
Accrued income taxes	294	7,605
Total accounts payable and accrued expenses	$118,396	$151,658

8. Long-Term Debt
The Company’s long-term debt consists of the following at December 31, 2015 and 2014 (dollars in thousands):

	December 31, 2015	December 31, 2014
Term loan:
First lien term loan	$1,838,940	$1,903,875
Less: Term loan discount	(23,640)	(28,748)
Total term loan and securitization facility	1,815,300	1,875,127
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,425,300	$2,485,127

A summary of the future maturities of long-term debt follows, exclusive of the discount of debt (dollars in thousands):

2016	$—
2017	—
2018	—
2019	610,000
2020	1,838,940
Thereafter	—
$2,448,940
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
At December 31, 2015, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant as of the end of each quarter. The required ratio at December 31, 2015 and 2014 was 5.5 to 1 and 5.75 to 1, respectively. The ratio periodically decreases until it reaches to 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of December 31, 2015, the Company's actual leverage ratio was in excess of the required ratio. If the Company accessed borrowings under the Revolving Credit Facility, the Company would be required to comply with such ratio.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets (excluding the Company's accounts receivable collateralizing the Company's revolving accounts receivable securitization facility (the "Securitization Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") as described below) in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings. In addition, the Credit Agreement includes various restrictions on the ability of Cumulus Holdings to make dividends and distributions to the Company.
As of December 31, 2015, the Company completed a discounted prepayment of $64.9 million of face value of the Term Loan for $50 million, a discount to par value of 23%. The terms of the Credit Agreement remained unchanged. As a result of the prepayment, the Company recognized a net gain of $13.2 million for the year ended December 31, 2015, which is included in gain (loss) on early extinguishment of debt in the accompanying consolidated statements of operations.
At December 31, 2015, after giving effect to the prepayment, the Company had $1.839 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At December 31, 2015, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo, as a lender, as a swingline lender and as an administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
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
Advances available under the Funding Agreement at any time are subject to a borrowing base determined based on advance rates relating to the value of the eligible receivables held by the SPV at that time. The Securitization Facility matures on December 6, 2018, subject to earlier termination at the election of the SPV. Advances bear interest based on either LIBOR plus 2.50% or the Index Rate (as defined in the Funding Agreement) plus 1.00%. The SPV is also required to pay a monthly fee based on any unused portion of the Securitization Facility. The Securitization Facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type. As of December 31, 2015, the Company was in compliance with all required covenants under the Securitization Facility.

No amounts were outstanding under the Securitization Facility at either December 31, 2015 or 2014. During the year ended December 31, 2013, the Company capitalized $0.9 million of deferred financing costs related to the Securitization Facility.
For each of the years ended December 31, 2015 and 2014, the Company recorded an aggregate of $9.5 million of amortization of debt discount and debt issuance costs related to its Term Loan, Securitization Facility and 7.75% Senior Notes.
9. Fair Value Measurements
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of December 31, 2015 and 2014 were as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial liabilities:
Other current liabilities
Contingent consideration (1)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

	Fair Value Measurements at December 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Equity interest in Pulser Media (2)	$17,339	$—	$—	$17,339
Total assets	$17,339	$—	$—	$17,339
Financial liabilities:
Other current liabilities
Contingent consideration (1)	$(181)	$—	$—	$(181)
Total liabilities	$(181)	$—	$—	$(181)

(1)
Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the Wise Brothers Acquisition and the Company's 2013 asset exchange with Family Stations, Inc. (the "WFME Asset Exchange"). The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement).

(2)
The fair value of the equity interest in Pulser Media, Inc. (the parent company of Rdio) ("Pulser") was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Due to the volatility in market conditions that have an impact on Pulser's operations, during the year ended December 31, 2015, the Company recognized an impairment charge of $19.4 million related to the decline in the fair value of the equity interest in Pulser. There were no similar charges in 2014.
The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser for the year ended December 31, 2015 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2015	$17,339
Add: Additions to equity interest in Pulser	2,025
Less: Impairment charge	(19,364)
Fair value balance at December 31, 2015	$—
The reconciliation below contains the components of the change in fair value associated with the contingent consideration for the year ended December 31, 2015 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2015	$(181)
Add: Additions to contingent consideration	—
Fair value balance at December 31, 2015	$(181)
Quantitative information regarding the significant unobservable inputs related to the WFME Asset Exchange contingent consideration as of December 31, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
Quantitative information regarding the significant unobservable inputs related to the Wise Brothers Acquisition contingent consideration as of December 31, 2015 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$150	Income Approach	Total term	2 years
		Conditions	4
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	December 31, 2015	December 31, 2014
Term Loan:
Carrying value	$1,838,940	$1,903,875
Fair value — Level 2	1,360,816	1,856,278
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value — Level 2	204,350	617,625
As of December 31, 2015, the Company used the closing trading prices as of the balance sheet date of 74.0% to calculate the fair value of the Term Loan, and 33.5% to calculate the fair value of the 7.75% Senior Notes.

As of December 31, 2014, the Company used the closing trading prices as of the balance sheet date of 97.50% to calculate the fair value of the Term Loan, and 101.25% to calculate the fair value of the 7.75% Senior Notes.
10. Stockholders’ Equity

The Company is authorized to issue an aggregate of 1,450,644,871 shares of stock divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share (see Note 11, “Redeemable Preferred Stock”).

On October 16, 2013, the Company issued and sold 18,860,000 shares of its Class A common stock in an underwritten public offering, which included the full exercise of the underwriter’s over allotment option to purchase 2,460,000 shares, at a price of $5.00 per share. The Company received net proceeds after underwriting discounts, commissions and estimated offering expenses of $89.8 million and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of the Company’s Series B preferred stock, including accrued and unpaid dividends. The remaining net proceeds from the offering were placed in the Company’s corporate treasury for general corporate purposes.
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

2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At December 31, 2015, 0.3 million 2009 Warrants remained outstanding.
Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") in 2011 (the "Citadel Merger"), warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. As part of the June 2014 completion of proceedings related to Citadel's bankruptcy, the 2.4 million shares were issued from treasury stock for $25.0 million. The equity held in reserve was included in additional paid-in-capital on the accompanying consolidated statement of stockholders' equity at December 31, 2013.

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
During the year ended December 31, 2015, approximately 0.8 million Company Warrants were converted into shares of Class A common stock. As of December 31, 2015, 0.6 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of December 31, 2015, all 7.8 million Crestview Warrants remained outstanding.

11. Redeemable Preferred Stock
The Company has designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and 150,000 shares of its authorized preferred stock as Series B, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”).

Series A and Series B Preferred Stock
On August 20, 2013, the Company used proceeds of $77.2 million from the issuance of 77,241 shares of Series B Preferred Stock to redeem all of the then-outstanding shares of Series A Preferred Stock, including accrued and unpaid dividends thereon. In October 2013, the Company used a portion of the net proceeds from its underwritten public offering of Class A common stock to redeem all then-outstanding shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. No shares of Series A Preferred Stock or Series B Preferred Stock are issuable in the future. During the year ended December 31, 2013, the Company paid $6.8 million in Series A Preferred Stock dividends.

12. Stock-Based Compensation Expense
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
During 2015, the Company granted 4.7 million stock options with an aggregate grant date fair value of $2.2 million. The options range in exercise price from $0.48 to $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
Stock-based compensation expense for these awards is recognized on a straight-line basis over each award’s vesting period.
The total fair value of restricted stock awards that vested during the years ended December 31, 2015 and 2014 was $0.6 million and $0.6 million, respectively.
In connection with the September 2015 announced departures from the employment by the Company of each of its then-President and CEO and Executive Vice President of Content and Programming, the Company recorded accelerated stock compensation costs of $8.7 million for the year ended December 31, 2015. These costs are included in corporate expenses and additional paid-in capital in the accompanying consolidated financial statements.
For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $21.0 million, $17.6 million and $10.8 million in non-cash stock-based compensation expense, respectively, related to equity awards. The associated tax benefits related to these non-cash stock-based compensation awards for the years ended December 31, 2015, 2014 and 2013 were $8.4 million, $7.1 million and $4.1 million, respectively.
As of December 31, 2015, unrecognized stock-based compensation expense of approximately $5.9 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.48 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
As of December 31, 2015, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 3.3 million, not including shares underlying outstanding awards. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.

The following tables summarize the Company’s equity award activity for the year ended December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Class A Common Stock
Outstanding at January 1, 2015	26,705,905	$4.82
Granted	4,677,500	2.27
Exercised	—	—
Forfeited/Canceled	(667,150)	6.11
Expired	(4,986,667)	4.64
Outstanding at December 31, 2015	25,729,588	$4.36	7.0	$570
Vested or expected to vest at December 31, 2015	25,729,588	$4.36	7.0	$10,669
Exercisable at December 31, 2015	19,923,008	$4.77	6.3	$737

	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Restricted Common Stock Awards
Outstanding at January 1, 2015	166,813	$5.73
Granted	242,916	2.47
Vested	(166,813)	5.73
Forfeited	—	—
Outstanding awards at December 31, 2015	242,916	$2.47
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
As of December 31, 2015, there were outstanding options to purchase a total of 25,313,400 shares of Class A common stock at exercise prices ranging from $0.48 to $6.46 per share under the 2011 Equity Incentive Plan, of which 5,806,580 shares are unvested and 19,506,820 shares were vested.
2008 Equity Incentive Plan
As of December 31, 2015, there were outstanding options to purchase a total of 407,438 shares of Class A common stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. As of December 31, 2015 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

13. Income Taxes
Income tax (benefit) expense from continuing operations for the years ended December 31, 2015, 2014 and 2013 consisted of the following (dollars in thousands):

	2015	2014	2013
Current income tax expense
State and local	$2,422	$3,352	$2,987
Total current income tax expense	$2,422	$3,352	$2,987

Deferred tax (benefit) expense
Federal	$(48,123)	$7,172	$(65,330)
State and local	(139)	(270)	(6,121)
Total deferred tax expense (benefit)	(48,262)	6,902	(71,451)
Total income tax (benefit) expense	$(45,840)	$10,254	$(68,464)
Total income tax (benefit) expense from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2015, 2014 and 2013 due to the following (dollars in thousands):

	2015	2014	2013
Pretax (loss) income at federal statutory rate	$(207,317)	$7,707	$(8,698)
State income tax (benefit) expense, net federal (benefit) expense	(1,385)	992	(209)
Meals and entertainment	380	424	291
Acquisition costs	—	—	399
Change in state tax rates	1,605	(1,580)	296
Section 162 disallowance	110	562	140
Impairment charges on goodwill with no tax basis	153,371	—	—
Increase (decrease) in valuation allowance	190	2,189	(61,512)
Other	7,206	(40)	829
Net income tax (benefit) expense	$(45,840)	$10,254	$(68,464)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below (dollars in thousands):

	2015	2014
Current deferred tax assets:
Accounts receivable	$—	$1,975
Accrued expenses and other current liabilities	—	826
Net operating loss	—	45,246
Current deferred tax assets	—	48,047
Less: valuation allowance	—	(4,199)
Net current deferred tax assets	—	43,848
Noncurrent deferred tax assets:
Accounts receivable	1,849	—
Advertising relationships	3,686	4,839
Other liabilities	28,140	19,835
AMT tax credit	2,042	2,042
Net operating loss	155,475	136,700
Noncurrent deferred tax assets	191,192	163,416
Less: valuation allowance	(17,173)	(14,792)
Net noncurrent deferred tax assets	174,019	148,624
Noncurrent deferred tax liabilities:
Intangible assets	527,775	560,954
Property and equipment	30,260	38,798
Cancellation of debt income	31,865	51,002
Other	—	5,861
Noncurrent deferred tax liabilities	589,900	656,615
Net noncurrent deferred tax liabilities	415,881	507,991
Net deferred tax liabilities	$415,881	$464,143

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
During the year ended December 31, 2014, the valuation allowance increased by $2.2 million to $19.0 million. This increase was recorded to deferred tax expense and primarily relates to the Company's estimate of its inability to recover certain separate company state net net operating losses. During the year ended December 31, 2015, the valuation allowance decreased by $1.8 million to $17.2 million. The $1.8 million decrease to the valuation allowance relates to an increase of $0.3 million related to state rate changes, an increase of $0.2 million related to the Company's estimates of it's inability to recover certain state net operating losses and a decrease of $2.3 million related to the write off of certain state net operating losses expected to expire in the future. For the year ended December 31, 2015, $0.5 million of the change in valuation allowance was recorded to deferred tax expense as $2.3 million of the overall $1.8 million decrease in valuation allowance related directly to the write off of net operating losses with an existing valuation allowance.
At December 31, 2015, the Company has federal net operating loss carry forwards, which are available to offset future taxable income, of approximately $384.4 million which will expire in the years 2030 through 2032. At December 31, 2015, the Company has state net operating loss carry forwards available to offset future income of approximately $1.6 billion which, if not utilized, will expire in the years 2016 through 2035. In addition to the federal and state net operating loss carry forwards noted above, approximately $1.5 million of net operating loss carry forwards relate to windfall tax benefits associated with the

Company's equity based compensation plan that will benefit additional paid in capital when realized. The Company's policy is to treat these equity based net operating loss carry forwards as the last net operating loss carry forwards to be consumed.
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. Of this amount, $0.4 million was recorded to expense in 2015. The total interest and penalties accrued as of December 31, 2015 is $5.0 million. The overall decrease in accrued interest and penalty in 2015 of $1.2 million is due to additional accruals for interest and penalty of $0.5 million, payments of $1.6 million related to settlements with taxing authorities and reductions to interest and penalty accruals of $0.1 million related to the reversal of positions associated with the expiration of certain statute of limitations. The total unrecognized tax benefits and accrued interest and penalties at December 31, 2015 was $17.6 million. Of this total, $14.8 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Of the $17.6 million total unrecognized tax benefits and accrued interest and penalties, $13.5 million relates to items which are not expected to change significantly within the next 12 months. Substantially all federal, state, local and foreign income tax returns have been closed for the tax years through 2011; however, the various tax jurisdictions may adjust the Company's net operating loss carry forwards. The following table reconciles unrecognized tax benefits during the relevant years:

Balance at January 1, 2014	$14,888
Lapse of statute of limitations	(422)
Balance at December 31, 2014	$14,466
Settlements	(1,180)
Lapse of statute of limitations	(657)
Balance at December 31, 2015	$12,629

14. (Loss) Earnings Per Share (“EPS”)
For all periods presented, the Company has disclosed basic and diluted (loss) earnings per common share utilizing the two-class method. Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Third Amended and Restated Charter, the Company allocates undistributed net (loss) income from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends.
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net (loss) income is allocated to common stock and participating securities to the extent that each security may share in (loss) earnings, as if all of the (loss) earnings for the period had been distributed. (Loss) earnings are allocated to each participating security and common share equally, after deducting dividends declared or accretion on preferred stock.

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except per share data):

	2015	2014	2013
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from continuing operations	$(546,494)	$11,769	$43,613
Less:
Dividends declared on redeemable preferred stock	—	—	9,395
Accretion of redeemable preferred stock	—	—	2,474
Participation rights of the Company Warrants in undistributed earnings	—	358	4,712
Participation rights of unvested restricted stock in undistributed earnings	—	12	63
Basic undistributed net (loss) income from continuing operations — attributable to common shares	$(546,494)	$11,399	$26,969
Denominator:
Basic weighted average common shares outstanding	233,415	226,142	183,643
Basic (loss) income from continuing operations per share — attributable to common shares	$(2.34)	$0.05	$0.15
Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from continuing operations	$(546,494)	$11,769	$43,613
Less:
Dividends declared on redeemable preferred stock	—	—	9,395
Accretion of redeemable preferred stock	—	—	2,474
Participation rights of the Company Warrants in undistributed net income	—	354	4,584
Participation rights of unvested restricted stock in undistributed earnings	—	12	63
Basic undistributed net (loss) income from continuing operations — attributable to common shares	$(546,494)	$11,403	$27,097
Denominator:
Basic weighted average shares outstanding	233,415	226,142	183,643
Effect of dilutive options and warrants	—	2,821	3,202
Diluted weighted average shares outstanding	233,415	228,963	186,845
Diluted (loss) income from continuing operations per share — attributable to common shares	$(2.34)	$0.05	$0.15
Potentially dilutive equivalent shares outstanding for the year ended December 31, 2015 excluded from the computation of diluted (loss) income per share consisted of approximately 1.3 million shares of common stock underlying outstanding warrants and stock options.

15. Leases
The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $27.9 million, $27.4 million, and $22.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum sublease income to be received and a lease commitment under a sale leaseback agreement as of December 31, 2015 are as follows (in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Sale Leaseback Agreement	Net Commitments
2016	$25,455	$(269)	$1,076	$26,262
2017	22,385	—	1,114	23,499
2018	17,686	—	1,153	18,839
2019	14,444	—	1,193	15,637
2020	10,478	—	—	10,478
Thereafter	27,021	—	—	27,021
	$117,469	$(269)	$4,536	$121,736
16. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $99.7 million and is expected to be paid in accordance with the agreements through December 2017.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of December 31, 2015, the Company believes that it will meet such minimum obligations.
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
On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.2 million for the year ended December 31, 2014, which costs are included in corporate expenses in the consolidated statement of operations. As of December 31, 2015, liabilities related to the Exit Plan of $0.5 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $3.9 million of non-current liabilities are included in other liabilities in the consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company is responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement (the "Put and Call Agreement")pursuant to which the Company had the right to elect to purchase the radio station at any time until May 5, 2016 for $14.8 million minus the aggregate amount of monthly LMA fees paid by the Company on or prior to the earlier of the closing date or April 25, 2015. In addition, Universal had the right to elect to require the Company to purchase the station at any time during a ten-day period commencing May 5, 2016 for $14.8 million, minus the aggregate amount of fees paid by the Company on or prior to the earlier of the closing date and April 25, 2016. Effective February 29, 2016, the Company and Universal have terminated the LMA and the Put and Call Agreement and the Company has agreed to pay a net termination fee of $2.5 million to Universal.
The Company determined through its review of the requirements of ASC 810 that the Company is not the primary beneficiary of the LMA with Universal, and, therefore consolidation of the station at December 31, 2015 is not required.
In connection with the departures of executives as disclosed in Note 12, "Stock-Based Compensation Expense", the Company recorded restructuring costs of $10.2 million for the year ended December 31, 2015 which are included in corporate expenses in the consolidated statement of operations. As of December 31, 2015, related liabilities of $9.8 million were included in accounts payable and accrued expenses in the consolidated balance sheet and are expected to be paid within one year.
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
Legal Proceedings
In March 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed on plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages.
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, violation of California rights of publicity, common law conversion, misappropriation and unfair business practices. On December 11, 2015, the first suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.
Each suit seeks unspecified damages. The Company is evaluating each suit, and intends to defend itself vigorously, the Company is not yet able to determine what effect the lawsuits will have, if any, on its financial position, results of operations or cash flows.
The Company currently, and expects that from time to time in the future will be, party to, or a defendant in, various claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
17. Quarterly Results (Unaudited)
The following table presents the Company’s selected unaudited quarterly results for each of the eight quarters ended December 31, 2015 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FOR THE YEAR ENDED DECEMBER 31, 2015
Net revenue	$271,079	$299,334	$289,441	$308,825
Operating income (loss)	$11,875	$48,003	$(567,214)	$28,821
(Loss) income from continuing operations before income taxes	$(22,372)	$24,991	$(603,034)	$8,081
Net (loss) income	$(12,015)	$12,299	$(542,179)	$(4,599)
Basic:
(Loss) income from continuing operations per share	$(0.05)	$0.05	$(2.32)	$(0.02)
(Loss) income per share	$(0.05)	$0.05	$(2.32)	$(0.02)
Diluted:
(Loss) income from continuing operations per share	$(0.05)	$0.05	$(2.32)	$(0.02)
(Loss) income per share	$(0.05)	$0.05	$(2.32)	$(0.02)
FOR THE YEAR ENDED DECEMBER 31, 2014
Net revenue	$292,044	$328,247	$313,885	$329,247
Operating income	$19,122	$58,433	$41,900	$42,375
(Loss) income from continuing operations before income taxes	$(16,877)	$25,900	$6,048	$6,952
Net (loss) income	$(9,269)	$15,137	$2,540	$3,361
Basic:
(Loss) income from continuing operations per share	$(0.04)	$0.06	$0.01	$0.02
(Loss) income per share	$(0.04)	$0.06	$0.01	$0.02
Diluted:
(Loss) income from continuing operations per share	$(0.04)	$0.06	$0.01	$0.02
(Loss) income per share	$(0.04)	$0.06	$0.01	$0.02

18. Supplemental Condensed Consolidating Financial Information
At December 31, 2015, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2015, 2014 and 2013, (ii) condensed consolidating balance sheets as of December 31, 2015 and 2014, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014, and 2013 of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors. These results have been adjusted for discontinued operations (see Note 3, "Discontinued Operations").
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
Reclassifications
Certain account balances in 2013 have been reclassified to conform to classifications currently in use. In the accompanying condensed consolidating statements of operations the Company separately presents content costs and selling, general & administrative expenses as operating expense categories. In certain of the Company's historical disclosures, those line items were presented on a combined basis within the direct operating expenses line item in the statement of operations. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Selling, general & administrative expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in selling, general & administrative expenses in 2015, 2014 or 2013.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2015
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$500	$1,168,179	$—	$—	$1,168,679
Operating expenses:
Content costs	—	—	396,426	—	—	396,426
Selling, general & administrative expenses	—	—	475,268	2,059	—	477,327
Depreciation and amortization	—	1,525	100,580	—	—	102,105
LMA fees	—	—	10,129	—	—	10,129
Corporate expenses (including stock-based compensation expense of $21,033)	—	73,403	—	—	—	73,403
Loss on sale of assets or stations	—	—	2,856	—	—	2,856
Impairment on intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Total operating expenses	—	74,928	1,570,207	2,059	—	1,647,194
Operating loss	—	(74,428)	(402,028)	(2,059)	—	(478,515)
Non-operating (expense) income:
Interest (expense) income, net	(8,735)	(132,754)	433	(190)	—	(141,246)
Gain on early extinguishment of debt	—	13,222	—	—	—	13,222
Other income, net	—	—	14,205	—	—	14,205
Total non-operating (expense) income, net	(8,735)	(119,532)	14,638	(190)	—	(113,819)
Loss from continuing operations before income taxes	(8,735)	(193,960)	(387,390)	(2,249)	—	(592,334)
Income tax benefit (expense)	3,494	77,584	(36,138)	900	—	45,840
Loss from continuing operations	(5,241)	(116,376)	(423,528)	(1,349)	—	(546,494)
(Loss) earnings from consolidated subsidiaries	(541,253)	(424,877)	(1,349)	—	967,479	—
Net (loss) income	$(546,494)	$(541,253)	$(424,877)	$(1,349)	$967,479	$(546,494)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$479	$1,262,944	$—	$—	$1,263,423
Operating expenses:
Content costs	—	—	433,596	—	—	433,596
Selling, general & administrative expenses	—	—	468,349	2,092	—	470,441
Depreciation and amortization	—	1,619	113,656	—	—	115,275
LMA fees	—	—	7,195	—	—	7,195
Corporate expenses (including stock-based compensation expense of $17,638)	—	76,428	—	—	—	76,428
Gain on sale of assets or stations	—	—	(1,342)	—	—	(1,342)
Total operating expenses	—	78,047	1,021,454	2,092	—	1,101,593
Operating (loss) income	—	(77,568)	241,490	(2,092)	—	161,830
Non-operating (expense) income:
Interest (expense) income, net	(9,349)	(135,920)	1,388	(264)	—	(144,145)
Other income	—	—	4,338	—	—	4,338
Total non-operating (expense) income, net	(9,349)	(135,920)	5,726	(264)	—	(139,807)
(Loss) income from continuing operations before income taxes	(9,349)	(213,488)	247,216	(2,356)	—	22,023
Income tax benefit (expense)	3,739	81,993	(96,928)	942	—	(10,254)
(Loss) income from continuing operations	(5,610)	(131,495)	150,288	(1,414)	—	11,769
Earnings (loss) from consolidated subsidiaries	17,379	148,874	(1,414)	—	(164,839)	—
Net income (loss)	$11,769	$17,379	$148,874	$(1,414)	$(164,839)	$11,769

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$1,063	$1,025,075	$—	$—	$1,026,138
Operating expenses:
Content costs	—	—	264,871	—	—	264,871
Selling, general & administrative expenses	—	—	401,122	2,259	—	403,381
Depreciation and amortization	—	1,913	110,598	—	—	112,511
LMA fees	—	—	3,716	—	—	3,716
Corporate expenses (including stock-based compensation expense of $10,804)	—	59,830	—	—	—	59,830
Gain on sale of assets or stations	—	—	(3,685)	—	—	(3,685)
Gain on derivative instrument	—	—	(1,852)	—	—	(1,852)
Total operating expenses	—	61,743	774,770	2,259	—	838,772
Operating (loss) income	—	(60,680)	250,305	(2,259)	—	187,366
Non-operating (expense) income:
Interest (expense) income, net	(11,765)	(165,156)	4	(64)	—	(176,981)
Loss on early extinguishment of debt	—	(34,934)	—	—	—	(34,934)
Other expense, net	—	—	(302)	—	—	(302)
Total non-operating expense, net	(11,765)	(200,090)	(298)	(64)	—	(212,217)
(Loss) income from continuing operations before income taxes	(11,765)	(260,770)	250,007	(2,323)	—	(24,851)
Income tax benefit (expense)	4,706	104,308	(41,479)	929	—	68,464
(Loss) income from continuing operations	(7,059)	(156,462)	208,528	(1,394)	—	43,613
Income from discontinued operations, net of taxes	—	—	132,470	—	—	132,470
Earnings (loss) from consolidated subsidiaries	183,142	339,604	(1,394)	—	(521,352)	—
Net income (loss)	$176,083	$183,142	$339,604	$(1,394)	$(521,352)	$176,083

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31,657	$—	$—	$—	$31,657
Restricted cash	—	7,981	—	—	—	7,981
Accounts receivable, less allowance for doubtful accounts of $4,923	—	—	—	243,428	—	243,428
Trade receivable	—	—	4,146	—	—	4,146
Assets held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,375	20,531	—	—	26,906
Total current assets	—	46,013	69,834	243,428	—	359,275
Property and equipment, net	—	3,685	165,752	—	—	169,437
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	174,530	—	—	174,530
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	110,550	3,806,950	1,056,150	—	(4,973,650)	—
Intercompany receivables	—	95,072	1,650,829	—	(1,745,901)	—
Other assets	—	27,491	118,115	554	(106,035)	40,125
Total assets	$110,550	$3,979,211	$3,938,564	$1,822,048	$(6,825,586)	$3,024,787
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$31,997	$86,399	$—	$—	$118,396
Trade payable	—	—	4,374	—	—	4,374
Total current liabilities	—	31,997	90,773	—	—	122,770
Long-term debt, excluding 7.75% senior notes	—	1,815,300	—	—	—	1,815,300
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	—	3,963	40,841	—	—	44,804
Intercompany payables	94,518	1,407,401	—	243,982	(1,745,901)	—
Deferred income taxes	—	—	—	521,916	(106,035)	415,881
Total liabilities	94,518	3,868,661	131,614	765,898	(1,851,936)	3,008,755
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,902,892 shares issued and 233,456,945 shares outstanding	2,558	—	—	—	—	2,558
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,445,947 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,619,622	268,673	4,241,459	2,032,686	(6,542,818)	1,619,622
Accumulated (deficit) equity	(1,376,844)	(158,123)	(434,509)	(976,536)	1,569,168	(1,376,844)
Total stockholders’ equity (deficit)	16,032	110,550	3,806,950	1,056,150	(4,973,650)	16,032
Total liabilities and stockholders’ equity (deficit)	$110,550	$3,979,211	$3,938,564	$1,822,048	$(6,825,586)	$3,024,787

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2015
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(546,494)	$(541,253)	$(424,877)	$(1,349)	$967,479	$(546,494)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,525	100,580	—	—	102,105
Amortization of debt issuance costs/discounts	—	9,351	—	190	—	9,541
Provision for doubtful accounts	—	—	4,501	—	—	4,501
Gain on sale of assets or stations	—	—	2,856	—	—	2,856
Impairment on intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Deferred income taxes	(3,494)	(77,584)	33,716	(900)	—	(48,262)
Stock-based compensation expense	—	21,033	—	—	—	21,033
Gain on early extinguishment of debt	—	(13,222)	—	—	—	(13,222)
Earnings (loss) from consolidated subsidiaries	541,253	424,877	1,349	—	(967,479)	—
Changes in assets and liabilities	—	306,482	(343,115)	2,059	—	(34,574)
Net cash (used in) provided by operating activities	(8,735)	131,209	(40,042)	—	—	82,432
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	9,201	—	—	9,201
Restricted cash	—	2,074	—	—	—	2,074
Capital expenditures	—	(2,557)	(16,679)	—	—	(19,236)
Net cash used in investing activities	—	(483)	(7,478)	—	—	(7,961)
Cash flows from financing activities:
Intercompany transactions, net	8,727	(56,244)	47,517	—	—	—
Repayments of borrowings under revolving credit facilities	—	(50,000)	—	—	—	(50,000)
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	8	—	—	—	—	8
Net cash provided by (used in) financing activities	8,735	(106,337)	47,517	—	—	(50,085)
Increase (decrease) in cash and cash equivalents	—	24,389	(3)	—	—	24,386
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$31,657	$—	$—	$—	$31,657

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$11,769	$17,379	$148,874	$(1,414)	$(164,839)	$11,769
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,619	113,656	—	—	115,275
Amortization of debt issuance costs/discount	—	9,302	—	191	—	9,493
Provision for doubtful accounts	—	—	4,302	—	—	4,302
Gain on sale of assets or stations	—	—	(1,342)	—	—	(1,342)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(3,739)	(81,993)	93,576	(942)	—	6,902
Stock-based compensation expense	—	17,638	—	—	—	17,638
Earnings from consolidated subsidiaries	(17,379)	(148,874)	1,414	—	164,839	—
Changes in assets and liabilities	—	349,463	(368,911)	(7,814)	—	(27,262)
Net cash (used in) provided by operating activities	(9,349)	164,555	(8,431)	(9,979)	—	136,796
Cash flows from investing activities:
Restricted cash	—	(3,909)	—	—	—	(3,909)
Proceeds from exchange of assets or stations	—	—	15,843	—	—	15,843
Capital expenditures	—	(1,000)	(18,006)	—	—	(19,006)
Acquisitions less cash required	—	—	(8,500)	—	—	(8,500)
Net cash used in investing activities	—	(4,909)	(10,663)	—	—	(15,572)
Cash flows from financing activities:
Intercompany transactions, net	(3,188)	(50,909)	19,097	35,000	—	—
Repayments of borrowings under revolving credit facilities	—	(121,125)	—	(35,000)	—	(156,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding paid on behalf of employees	—	(1,332)	—	—	—	(1,332)
Proceeds from exercise of warrants	113	—	—	—	—	113
Proceeds from exercise of options	620	—	—	—	—	620
Deferred financing costs	—	—	—	(21)	—	(21)
Net cash (used in) provided by financing activities	(2,455)	(173,366)	19,097	9,979	—	(146,745)
(Decrease) increase in cash and cash equivalents	(11,804)	(13,720)	3	—	—	(25,521)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$7,268	$3	$—	$—	$7,271

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$176,083	$183,142	$339,604	$(1,394)	$(521,352)	$176,083
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,913	115,038	—	—	116,951
Amortization of debt issuance costs/discounts	—	9,905	—	14	—	9,919
Provision for doubtful accounts	—	—	3,349	—	—	3,349
Gain on sale of assets or stations	—	—	(3,685)	—	—	(3,685)
Gain on exchange of assets or stations	—	—	(108,158)	—	—	(108,158)
Fair value adjustment of derivative instruments	—	23	(1,852)	—	—	(1,829)
Deferred income taxes	—	—	(77,551)	1,173	—	(76,378)
Stock-based compensation expense	—	10,804	—	—	—	10,804
Loss on early extinguishment of debt	—	34,934	—	—	—	34,934
Earnings from consolidated subsidiaries	(183,142)	(339,604)	1,394	—	521,352	—
Changes in assets and liabilities	—	46,572	(329,635)	242,214	—	(40,849)
Net cash (used in) provided by operating activities	(7,059)	(52,311)	(61,496)	242,007	—	121,141
Cash flows from investing activities:
Restricted cash	—	(225)	—	—	—	(225)
Capital expenditures	—	(495)	(10,586)	—	—	(11,081)
Proceeds from exchange of assets or stations	—	—	241,519	—	—	241,519
Acquisition less cash required	—	—	(322,838)	—	—	(322,838)
Net cash used in investing activities	—	(720)	(91,905)	—	—	(92,625)
Cash flows from financing activities:
Intercompany transactions, net	(70,524)	189,671	146,950	(266,097)	—	—
Repayment of borrowings under term loans and revolving credit facilities	—	(2,111,688)	—	—	—	(2,111,688)
Proceeds from borrowings under term loans and revolving credit facilities	—	2,002,308	—	25,000	—	2,027,308
Tax withholding payments on behalf of employees	(337)	—	—	—	—	(337)
Preferred stock dividends	(9,395)	—	—	—	—	(9,395)
Proceeds from exercise of warrants	93	—	—	—	—	93
Proceeds from exercise of options	818	—	—	—	—	818
Redemption of preferred stock	(150,391)	—	—	—	—	(150,391)
Proceeds from issuance of common equity securities	94,300	—	—	—	—	94,300
Proceeds from issuance of preferred stock	77,241	—	—	—	—	77,241
Deferred financing costs	—	(6,272)	—	(910)		(7,182)
Financing costs paid in connection with the issuance of equity securities	(4,541)	—	—	—	—	(4,541)
Net cash (used in) provided by financing activities	(62,736)	74,019	146,950	(242,007)	—	(83,774)
(Decrease) increase in cash and cash equivalents	(69,795)	20,988	(6,451)	—	—	(55,258)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$11,804	$20,988	$—	$—	$—	$32,792

19. Subsequent Event
Subsequent to December 31, 2015, the Company modified its management reporting framework which changed how the Company evaluates operating performance and internally reports financial information. The Company is currently assessing the expected impact, if any, on its reportable segments.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2015	$6,004	$4,501	$(5,582)	$4,923
2014	$5,306	$4,302	$(3,604)	$6,004
2013	$4,131	$3,349	$(2,174)	$5,306
Valuation allowance on deferred taxes
2015	$18,991	$517	$(2,335)	$17,173
2014	$16,802	$2,189	$—	$18,991
2013	$171,062	$—	$(154,260)	$16,802

S-1

EXHIBIT INDEX

12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Cumulus Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.