Form 10-Q
period 2016-05-05
CUMULUS MEDIA INC
filed 2016-05-05
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2016, the registrant had 234,443,606 outstanding shares of common stock consisting of: (i) 233,798,935 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$58,874	$31,657
Restricted cash	9,791	7,981
Accounts receivable, less allowance for doubtful accounts of $4,709 and $4,923 at March 31, 2016 and December 31, 2015, respectively	206,188	243,428
Trade receivable	3,911	4,146
Assets held for sale	45,157	45,157
Prepaid expenses and other current assets	32,877	26,906
Total current assets	356,798	359,275
Property and equipment, net	165,622	169,437
Broadcast licenses	1,578,066	1,578,066
Other intangible assets, net	159,404	174,530
Goodwill	703,354	703,354
Other assets	23,428	17,726
Total assets	$2,986,672	$3,002,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$125,550	$118,396
Trade payable	4,346	4,374
Total current liabilities	129,896	122,770
Long-term debt, excluding 7.75% senior notes, net of debt issuance costs/discounts of $35,707 and $37,524 at March 31, 2016 and December 31, 2015, respectively	1,803,233	1,801,416
7.75% senior notes, net of debt issuance costs of $7,954 and $8,515 at March 31, 2016 and December 31, 2015, respectively	602,046	601,485
Other liabilities	42,268	44,804
Deferred income taxes	406,745	415,881
Total liabilities	2,984,188	2,986,356
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 256,248,431 and 255,902,892 shares issued, and 233,798,935 and 233,456,945 shares outstanding, at March 31, 2016 and December 31, 2015, respectively	2,561	2,558
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both March 31, 2016 and December 31, 2015	6	6
Treasury stock, at cost, 22,449,496 and 22,445,945 shares at March 31, 2016 and December 31, 2015, respectively	(229,310)	(229,310)
Additional paid-in-capital	1,620,500	1,619,622
Accumulated deficit	(1,391,273)	(1,376,844)
Total stockholders’ equity	2,484	16,032
Total liabilities and stockholders’ equity	$2,986,672	$3,002,388
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$268,530	$271,079
Operating expenses:
Content costs	100,045	100,807
Selling, general & administrative expenses	117,227	116,307
Depreciation and amortization	23,097	25,311
LMA fees	5,388	2,498
Corporate expenses (including stock-based compensation expense of $878 and $3,863,respectively)	12,654	13,462
Loss on sale of assets or stations	5	819
Total operating expenses	258,416	259,204
Operating income	10,114	11,875
Non-operating (expense) income:
Interest expense	(34,481)	(34,984)
Interest income	85	358
Other income, net	720	379
Total non-operating expense, net	(33,676)	(34,247)
Loss before income taxes	(23,562)	(22,372)
Income tax benefit	9,133	10,357
Net loss	$(14,429)	$(12,015)
Basic and diluted loss per common share (see Note 8, “Loss Per Share”):
Basic and diluted loss per share	$(0.06)	$(0.05)
Weighted average basic and diluted common shares outstanding	234,049,813	233,125,055
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,429)	$(12,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,097	25,311
Amortization of debt issuance costs/discounts	2,427	2,342
Provision for doubtful accounts	150	596
Loss on sale of assets or stations	—	819
Deferred income taxes	(9,136)	(9,961)
Stock-based compensation expense	878	3,863
Changes in assets and liabilities:
Accounts receivable	37,090	29,888
Trade receivable	235	(1,648)
Prepaid expenses and other current assets	(5,971)	(5,180)
Other assets	(5,746)	(574)
Accounts payable and accrued expenses	7,154	(9,406)
Trade payable	(28)	765
Other liabilities	(2,536)	(3,822)
Net cash provided by operating activities	33,185	20,978
Cash flows from investing activities:
Restricted cash	(1,810)	1,641
Proceeds from sale of assets or stations	—	3,055
Capital expenditures	(4,161)	(10,095)
Net cash used in investing activities	(5,971)	(5,399)
Cash flows from financing activities:
Tax withholding payments on behalf of employees	—	(93)
Proceeds from exercise of warrants	3	1
Net cash provided by (used in) financing activities	3	(92)
Increase in cash and cash equivalents	27,217	15,487
Cash and cash equivalents at beginning of period	31,657	7,271
Cash and cash equivalents at end of period	$58,874	$22,758
Supplemental disclosures of cash flow information:
Interest paid	$19,539	$20,229
Income taxes paid (refunds)	983	(112)
Supplemental disclosures of non-cash flow information:
Trade revenue	$9,961	$10,176
Trade expense	10,027	9,439
Equity interest in Pulser Media Inc.	—	435
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
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 454 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with our WestwoodOne network and numerous digital channels. Together, the Cumulus/WestwoodOne platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/WestwoodOne is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, WestwoodOne News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2015 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations and cash flows for the three months ended March 31, 2016 and the Company’s financial condition as of March 31, 2016, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2016.
Reportable Segments
During the first quarter of 2016 the Company modified its management reporting framework affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of the Company's reportable segments. Prior to this reorganization, the Company operated in one reportable business segment which consisted of radio broadcasting, advertising and related services. The Company now operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Historical information included in these financial statements has been revised to reflect the change to two segments, with no impact to previously disclosed consolidated results (See Note 3, "Intangible Assets and Goodwill" and Note 12, "Segment Data").
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

Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party which the Company expects to close in the next nine months. The identified assets have been classified as held for sale in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015. The estimated fair value of the land and buildings to be disposed of in both sales are in excess of their carrying value.
Adoption of New Accounting Standards
ASU 2015-03. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03. The amendments in this ASU require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We adopted this standard retrospectively in the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively adjusted, which resulted in reductions to other assets of $22.4 million and long-term debt of $22.4 million.
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
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02. The amendments in this ASU provide guidance for accounting for leases. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. A modified retrospective transition method is required, with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently assessing the expected impact that this ASU will have on the consolidated financial statements.
ASU 2016-09. In March 2016, the FASB issued ASU 2016-09. The amendments in this ASU provide guidance for employee share-based payment accounting. This update removes the requirement that reporting entities present tax benefits as excess cash flows from financing activities and cash flows from operating activities. As a result of this amendment, cash flows related to excess tax benefits will be classified in operating activities. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2016-08. In March 2016, the FASB issued ASU 2016-08. The amended guidance under this ASU for revenue models for contract with customers updates the effective dates, transition requirements and early adoption period. Early adoption is not permissible for this amendment until after December 2017 as new and or revised disclosures have not yet been released by the Securities and Exchange Commission. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.

2. Restricted Cash
As of March 31, 2016 and December 31, 2015, the Company’s balance sheet included approximately $9.8 million and $8.0 million, respectively, in restricted cash, of which $0.6 million at each date relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. In addition, at March 31, 2016 and December 31, 2015, the Company held $8.2 million and $7.4 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

3. Intangible Assets and Goodwill
As described in Note 1, "Description of Business, Interim Financial Data and Basis of Presentation" and Note 12 "Segment Data", during the first quarter of 2016 the Company modified its management reporting framework. This modification resulted in a reorganization of the Company's reportable segments and reporting units. Prior to this reorganization, the Company had three reporting units for purposes of goodwill allocation. The Company's top 50 Nielsen Audio rated markets and WestwoodOne comprised one reporting unit ("Reporting Unit 1"), the second reporting unit consisted of all of the Company's other radio markets ("Reporting Unit 2") while the third reporting unit, in which there was no goodwill, consisted of all non-radio lines of business ("Reporting Unit 3"). After the modification, all of the Company's radio markets comprise one reporting unit ("Reporting Unit 1"), WestwoodOne comprises the second reporting unit ("Reporting Unit 2") and the third reporting unit ("Reporting Unit 3"), in which there is no goodwill, continues to consist of the Company's all non-radio lines of business. As part of the reorganization of reportable segments and reporting units, the Company allocated goodwill to the new reporting unit structure based upon a relative fair value approach. The Company determined that goodwill was not impaired before or immediately after the allocation.
The following table presents the changes in intangible assets, other than goodwill, on a consolidated basis during the period January 1, 2016 to March 31, 2016, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2016	$1,578,066	$174,530	$1,752,596
Amortization	—	(15,126)	(15,126)
Balance as of March 31, 2016	$1,578,066	$159,404	$1,737,470

The following tables present the changes in goodwill and accumulated impairment losses on a segment and consolidated basis during the period from January 1, 2016 to March 31, 2016 and balances as of such dates (dollars in thousands):

Radio Station Group

Goodwill:	2016
Balance as of January 1:
Goodwill	$1,278,526
Accumulated impairment losses	(710,386)
Subtotal	568,140
Balance as of March 31:
Goodwill	1,278,526
Accumulated impairment losses	(710,386)
Total	$568,140
WestwoodOne

Goodwill:	2016
Balance as of January 1:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Subtotal	135,214
Balance as of March 31:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:	2016
Balance as of January 1:
Goodwill	$1,582,806
Accumulated impairment losses	(879,452)
Subtotal	703,354
Balance as of March 31:
Goodwill	1,582,806
Accumulated impairment losses	(879,452)
Total	$703,354
A significant portion of the Company's intangible assets are comprised of broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs this test at the reporting unit level. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of March 31, 2016 to necessitate an interim impairment test as of such date, and the fair value of such assets exceeded their carrying value.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Term Loan:
Term loan	$1,838,940	$1,838,940
Less: unamortized term loan discount and debt issuance costs	(35,707)	(37,524)
Total Term Loan	1,803,233	1,801,416
7.75% senior notes	610,000	610,000
Less: unamortized debt issuance costs	(7,954)	(8,515)
Total 7.75% senior notes	602,046	601,485
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,405,279	$2,402,901
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
At March 31, 2016, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at March 31, 2016 was 5.0 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of March 31, 2016, the Company's actual leverage ratio was in excess of that ratio. If the Company accessed borrowings under the Revolving Credit Facility, the Company would be required to comply with such ratio.

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
At March 31, 2016 and December 31, 2015, the Company had $1.839 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
Interest on the 7.75% Senior Notes is payable on each May 1 and November 1 of each year. The 7.75% Senior Notes mature on May 1, 2019.
Cumulus Holdings, as issuer of the 7.75% Senior Notes, may redeem all or part of the 7.75% Senior Notes at any time at a price equal to 100% of the principal amount, plus a “make-whole” premium. If Cumulus Holdings sells certain assets or experiences specific kinds of changes in control, it will be required to make an offer to purchase the 7.75% Senior Notes.
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At March 31, 2016, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company has guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including all of the liabilities of the Company’s and the guarantors’ foreign subsidiaries and the Company’s subsidiaries that hold the licenses for the Company’s radio stations.
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
At March 31, 2016 and December 31, 2015, there were no amounts outstanding under the Securitization Facility.
For the three months ended March 31, 2016, the Company recorded an aggregate of $2.4 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility. For the three months ended March 31, 2015, the Company recorded an aggregate of $2.3 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility.

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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	March 31, 2016	December 31, 2015
Term Loan:
Carrying value	$1,838,940	$1,838,940
Fair value - Level 2	1,250,479	1,360,816
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	231,800	204,350
As of March 31, 2016, the Company used trading prices of 68.00% to calculate the level 2 fair value of the Term Loan and 38.00% to calculate the level 2 fair value of the 7.75% Senior Notes.
As of December 31, 2015, the Company used trading prices of 74.00% to calculate the level 2 fair value of the Term Loan and 33.50% to calculate the level 2 fair value of the 7.75% Senior Notes.

6. Stockholders’ Equity
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
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of such warrants were converted during the three months ended March 31, 2016 and, as of such date, 0.3 million 2009 Warrants remained outstanding.
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
During the three months ended March 31, 2016, approximately 0.3 million Company Warrants were converted into shares of Class A common stock. At March 31, 2016, approximately 0.6 million Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of March 31, 2016, all 7.8 million Crestview Warrants remained outstanding.

7. Stock-Based Compensation Expense

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
During the three months ended March 31, 2016, the Company granted 400,000 stock options with an aggregate grant date fair value of $0.1 million. During the three months ended March 31, 2015, the Company granted 250,000 stock options with an aggregate grant date fair value of $0.6 million. The options granted in both periods range in exercise price from $0.31 to $4.01 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three months ended March 31, 2016 and 2015, the Company recognized approximately $0.9 million and $3.9 million, respectively, in stock-based compensation expense related to equity awards.
As of March 31, 2016, unrecognized stock-based compensation expense of approximately $5.1 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.28 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
There were no stock options exercised during the three months ended March 31, 2016 or March 31, 2015.

8. Loss Per Share
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
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the (loss) earnings for the period had been distributed. (Loss) earnings are allocated to each participating security and common shares equally. The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic Loss Per Share
Numerator:
Undistributed net loss from continuing operations	$(14,429)	$(12,015)
Less:
Participation rights of the Company Warrants in undistributed earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss attributable to common shares	$(14,429)	$(12,015)
Denominator:
Basic weighted average shares outstanding	234,050	233,125
Basic undistributed net loss per share attributable to common shares	$(0.06)	$(0.05)
Diluted Loss Per Share:
Numerator:
Undistributed net loss from continuing operations	$(14,429)	$(12,015)
Less:
Participation rights of the Company Warrants in undistributed net earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss attributable to common shares	$(14,429)	$(12,015)
Denominator:
Basic weighted average shares outstanding	234,050	233,125
Effect of dilutive stock options and warrants	—	—
Diluted weighted average shares outstanding	234,050	233,125
Diluted undistributed net loss per share attributable to common shares	$(0.06)	$(0.05)

9. Income Taxes
For the three months ended March 31, 2016, the Company recorded an income tax benefit of $9.1 million on a pre-tax loss of $23.6 million, resulting in an effective tax rate for the three months ended March 31, 2016 of approximately 38.8%. For the three months ended March 31, 2015, the Company recorded an income tax benefit of $10.4 million on a pre-tax loss of $22.4 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately 46.4%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended March 31, 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non deductible items.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended March 31, 2015 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of March 31, 2016, the Company continues to maintain a valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

10. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $83.4 million and is expected to be paid in accordance with the agreements through December 2017.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of March 31, 2016, the Company believes that it will meet such minimum obligations.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an LMA. Under this LMA, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.4 million, $0.5 million and $0.6 million in the second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
In connection therewith, the Company and Merlin also entered into an agreement pursuant to which the Company has the right to purchase these two FM radio stations until October 4, 2017 for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million, and Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten-day period commencing October 4, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and January 2, 2018.
The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the Company is not the primary beneficiary of the LMA with Merlin, and, therefore consolidation of the stations is not required.
On April 1, 2014, the Company initiated an exit plan for a lease due to a restructuring in connection with the acquisition of WestwoodOne (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.2 million for the year ended December 31, 2014, which costs are included in corporate expenses in the consolidated statement of operations. As of March 31, 2016, liabilities related to the Exit Plan of $0.5 million were included in accounts payable and accrued expenses and are expected to be paid within one year, and $3.8 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
On April 25, 2014, the Company entered into an LMA with Universal Media Access, LLC “(Universal”) pursuant to which the Company was originally responsible for operating one FM radio station serving San Jose and San Francisco, California for a fixed fee to Universal of approximately $1.4 million each year for two years in exchange for the Company retaining the operating profits from this radio station.
In connection therewith, the Company and Universal also entered into an agreement (the "Put and Call Agreement") pursuant to which each the Company and Universal had certain rights to require the other party to sell or buy the radio station, as applicable. Effective February 29, 2016, the Company and Universal terminated the LMA and the Put and Call Agreement and the Company paid a net termination fee of $2.5 million to Universal.
In connection with the departure from the Company of two executives, the Company recorded restructuring costs of $10.2 million for year ended December 31, 2015 which were included in corporate expenses in the condensed consolidated statements of operations for such period. As of March 31, 2016, related liabilities of $7.3 million were included in accounts payable and accrued expenses in the condensed consolidated balance sheet and are expected to be paid within one year.

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
Legal Proceedings
In March 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed on plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. This case has been stayed, and is awaiting further action by the court.
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, violation of California rights of publicity, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.
The pending suit seeks unspecified damages. The Company is evaluating the suit, and intends to defend itself vigorously. The Company is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.
In the first quarter of 2016, CBS Radio Inc. ("CBS")  filed a demand for arbitration against certain of our subsidiaries.  This action alleges that certain of our subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content.  The demand seeks cash damages, interest and injunctive relief. Arbitration is currently scheduled to be held in the fourth quarter of 2016.  We intend to defend ourselves vigorously against this claim, and are not yet able to determine what effect, if any, the result of this arbitration will have on our financial position, results of operations or cash flows.
The Company currently is, and expects that from time to time in the future will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. Supplemental Condensed Consolidating Financial Information
At March 31, 2016, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, (ii) unaudited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, and (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$268,530	$—	$—	$268,530
Operating expenses:
Content costs	—	—	100,045	—	—	100,045
Selling, general & administrative expenses	—	—	116,689	538	—	117,227
Depreciation and amortization	—	404	22,693	—	—	23,097
LMA fees	—	—	5,388	—	—	5,388
Corporate expenses (including stock-based compensation expense of $878)	—	12,654	—	—	—	12,654
Loss on sale of assets or stations	—	—	5	—	—	5
Total operating expenses	—	13,058	244,820	538	—	258,416
Operating (loss) income	—	(13,058)	23,710	(538)	—	10,114
Non-operating (expense) income:
Interest (expense) income, net	(2,178)	(32,256)	85	(47)	—	(34,396)
Other income, net	—	—	720	—	—	720
Total non-operating (expense) income, net	(2,178)	(32,256)	805	(47)	—	(33,676)
(Loss) income before income taxes	(2,178)	(45,314)	24,515	(585)	—	(23,562)
Income tax benefit (expense)	845	18,198	(10,137)	227	—	9,133
(Loss) earnings from consolidated subsidiaries	(13,096)	14,020	(358)	—	(566)	—
Net (loss) income	$(14,429)	$(13,096)	$14,020	$(358)	$(566)	$(14,429)

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2016
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$58,874	$—	$—	$—	$58,874
Restricted cash	—	9,791	—	—	—	9,791
Accounts receivable, less allowance for doubtful accounts of $4,709	—	—	—	206,188	—	206,188
Trade receivable	—	—	3,911	—	—	3,911
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,385	26,492	—	—	32,877
Total current assets	—	75,050	75,560	206,188	—	356,798
Property and equipment, net	—	3,460	162,162	—	—	165,622
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	159,404	—	—	159,404
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	99,180	3,801,788	1,052,498	—	(4,953,466)	—
Intercompany receivables, net	—	97,202	1,659,696	—	(1,756,898)	—
Other assets	—	26,406	115,339	506	(118,823)	23,428
Total assets	$99,180	$4,003,906	$3,928,013	$1,784,760	$(6,829,187)	$2,986,672
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$41,976	$83,574	$—	$—	$125,550
Trade payable	—	—	4,346	—	—	4,346
Total current liabilities	—	41,976	87,920	—	—	129,896
Long-term debt, excluding 7.75% Senior Notes	—	1,803,233	—	—	—	1,803,233
7.75% Senior Notes	—	602,046	—	—	—	602,046
Other liabilities	—	3,963	38,305	—	—	42,268
Intercompany payables, net	96,696	1,453,508	—	206,694	(1,756,898)	—
Deferred income taxes	—	—	—	525,568	(118,823)	406,745
Total liabilities	96,696	3,904,726	126,225	732,262	(1,875,721)	2,984,188
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 256,248,431 shares issued and 233,798,935 shares outstanding	2,561	—	—	—	—	2,561
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,449,496 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,620,500	270,399	4,222,277	2,029,392	(6,522,068)	1,620,500
Accumulated (deficit) equity	(1,391,273)	(171,219)	(420,489)	(976,894)	1,568,602	(1,391,273)
Total stockholders’ equity (deficit)	2,484	99,180	3,801,788	1,052,498	(4,953,466)	2,484
Total liabilities and stockholders’ equity (deficit)	$99,180	$4,003,906	$3,928,013	$1,784,760	$(6,829,187)	$2,986,672

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2015
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31,657	$—	$—	$—	$31,657
Restricted cash	—	7,981	—	—	—	7,981
Accounts receivable, less allowance for doubtful accounts of $4,923	—	—	—	243,428	—	243,428
Trade receivable	—	—	4,146	—	—	4,146
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,375	20,531	—	—	26,906
Total current assets	—	46,013	69,834	243,428	—	359,275
Property and equipment, net	—	3,685	165,752	—	—	169,437
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	174,530	—	—	174,530
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	110,550	3,784,551	1,056,150	—	(4,951,251)	—
Intercompany receivables, net	—	95,072	1,650,829	—	(1,745,901)	—
Other assets	—	27,491	95,716	554	(106,035)	17,726
Total assets	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$31,997	$86,399	$—	$—	$118,396
Trade payable	—	—	4,374	—	—	4,374
Total current liabilities	—	31,997	90,773	—	—	122,770
Long-term debt, excluding 7.75% Senior Notes	—	1,801,416	—	—	—	1,801,416
7.75% Senior Notes	—	601,485	—	—	—	601,485
Other liabilities	—	3,963	40,841	—	—	44,804
Intercompany payables, net	94,518	1,407,401	—	243,982	(1,745,901)	—
Deferred income taxes	—	—	—	521,916	(106,035)	415,881
Total liabilities	94,518	3,846,262	131,614	765,898	(1,851,936)	2,986,356
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,902,892 shares issued and 233,456,945 shares outstanding	2,558	—	—	—	—	2,558
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,445,947 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,619,622	268,673	4,219,060	2,032,686	(6,520,419)	1,619,622
Accumulated (deficit) equity	(1,376,844)	(158,123)	(434,509)	(976,536)	1,569,168	(1,376,844)
Total stockholders’ equity (deficit)	16,032	110,550	3,784,551	1,056,150	(4,951,251)	16,032
Total liabilities and stockholders’ equity (deficit)	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,429)	$(13,096)	$14,020	$(358)	$(566)	$(14,429)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	404	22,693	—	—	23,097
Amortization of debt issuance costs/discounts	—	2,427	—	—	—	2,427
Provision for doubtful accounts	—	—	150	—	—	150
Loss on sale of assets or stations	—	—	—	—	—	—
Deferred income taxes	(845)	(18,198)	10,134	(227)	—	(9,136)
Stock-based compensation expense	—	878	—	—	—	878
Loss (earnings) from consolidated subsidiaries	13,096	(14,020)	358	—	566	—
Changes in assets and liabilities	—	120,503	(90,890)	585	—	30,198
Net cash (used in) provided by operating activities	(2,178)	78,898	(43,535)	—	—	33,185
Cash flows from investing activities
Restricted cash	—	(1,810)	—	—	—	(1,810)
Capital expenditures	—	(179)	(3,982)	—	—	(4,161)
Net cash used in investing activities	—	(1,989)	(3,982)	—	—	(5,971)
Cash flows from financing activities:
Intercompany transactions, net	2,175	(49,692)	47,517	—	—	—
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	2,178	(49,692)	47,517	—	—	3
Increase in cash and cash equivalents	—	27,217	—	—	—	27,217
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$58,874	$—	$—	$—	$58,874

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,015)	$(10,698)	$7,410	$(8,713)	$12,001	$(12,015)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	260	25,051	—	—	25,311
Amortization of debt issuance costs/discount	—	2,295	—	47	—	2,342
Provision for doubtful accounts	—	—	596	—	—	596
Loss on sale of assets or stations	—	—	819	—	—	819
Deferred income taxes	(867)	(27,846)	10,617	8,135	—	(9,961)
Stock-based compensation expense	—	3,863	—	—	—	3,863
Loss (earnings) from consolidated subsidiaries	10,698	(7,410)	8,713	—	(12,001)	—
Changes in assets and liabilities	—	100,389	(90,897)	531	—	10,023
Net cash (used in) provided by operating activities	(2,184)	60,853	(37,691)	—	—	20,978
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	3,055	—	—	3,055
Restricted cash	—	1,641	—	—	—	1,641
Capital expenditures	—	(423)	(9,672)	—	—	(10,095)
Net cash provided by (used in) investing activities	—	1,218	(6,617)	—	—	(5,399)
Cash flows from financing activities:
Intercompany transactions, net	2,183	(46,488)	44,305	—	—	—
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	1	—	—	—	—	1
Net cash provided by (used in) financing activities	2,184	(46,581)	44,305	—	—	(92)
Increase (decrease) in cash and cash equivalents	—	15,490	(3)	—	—	15,487
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$22,758	$—	$—	$—	$22,758

12. Segment Data
During the first quarter of 2016 the Company modified its management reporting framework, affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of its reportable segments. Prior to this reorganization, the Company operated in one reportable business segment which consisted of radio broadcasting, advertising and related services. The Company now operates two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Radio station group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. WestwoodOne revenue is generated primarily through network advertising.
Corporate includes support for each of the Company’s reportable segments, including information technology, human resources, legal, finance and administrative functions, as well as overall executive, administrative and support functions.
Historical information has been revised to reflect the change in segments, with no impact on consolidated results.
The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as the financial metric utilized by management the Company to analyze the cash flow generated by the Company’s reportable segments. This measure isolates the amount of income generated by our core operations after the incurrence of corporate, general and administrative expenses. Management also uses this measure to determine the contribution of our core operations, including the corporate resources employed to manage the operations, to the funding of our other operating expenses and to the funding of debt service. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in the Credit Agreement. In deriving this measure, the Company excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company excludes any gain or loss on the exchange or sale of any assets as it does not represent a cash transaction. The Company also excludes any gain or loss on derivative instruments as it does not represent a cash transaction nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. The Company excludes any costs associated with impairment of assets as they do not require a cash outlay. The Company believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a media company. The Company has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for media companies and is a key metric for purposes of calculating and determining compliance with certain covenants in our credit facility. Given the relevance to the Company’s overall value, the Company believes that investors consider the metric to be extremely useful. Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.
The Company is undergoing transition in its business and will continue to evaluate its reporting structure on an ongoing periodic basis. Any future changes will be retrospectively recasted in accordance with GAAP.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended March 31, 2016
	Radio Station Group	WestwoodOne	Corporate and Other	Consolidated
Net revenue	$176,476	$91,565	$489	$268,530

Three Months Ended March 31, 2016
Adjusted EBITDA by segment
Radio station group	$43,719
WestwoodOne	7,758
Segment Adjusted EBITDA	51,477
Adjustments
Corporate and other	(9,544)
Income tax benefit	9,133
Non operating expense, including net interest expense	(33,676)
LMA fees	(5,388)
Depreciation and amortization	(23,097)
Stock-based compensation expense	(878)
Loss on sale of assets or stations	(5)
Acquisition-related and restructuring costs	(2,266)
Franchise and state taxes	(185)
Consolidated net loss	$(14,429)

	Three Months Ended March 31, 2015
	Radio Station Group	WestwoodOne	Corporate and Other	Consolidated
Net revenue	$175,668	$94,549	$862	$271,079

Three Months Ended March 31, 2015
Adjusted EBITDA by segment
Radio station group	$45,416
WestwoodOne	8,424
Segment Adjusted EBITDA	53,840
Adjustments
Corporate and other	(9,177)
Income tax benefit	10,357
Non operating expense, including net interest expense	(34,247)
LMA fees	(2,498)
Depreciation and amortization	(25,311)
Stock-based compensation expense	(3,863)
Loss on sale of assets or stations	(819)
Franchise and state taxes	(297)
Consolidated net loss	$(12,015)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the value of any of our investments, our ability to complete any acquisitions pending from time to time, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do, or expect to do, business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business, from time to time, our ability to meet the listing standards for our Class A common stock to continue to be listed for trading on the NASDAQ stock market the write off of a material portion of the fair value of our FCC broadcast licenses and goodwill, our ability to meet the continued listing standards of NASDAQ, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices for the 245 million people reached each week through its 454 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with our WestwoodOne network and numerous digital channels. Together, the Cumulus/WestwoodOne platforms make us one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/WestwoodOne is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, WestwoodOne News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. As a leader in the radio broadcast industry, we provide exclusive content that is fully distributed through our 454 owned-and-operated stations in 90 U.S. media markets, more than 8,200 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 15.3 million page views from approximately 7.2 million unique users on a monthly basis and stream music to approximately 4.5 million people users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
We further believe that our capital structure provides adequate liquidity and scale for us to operate and grow our current business.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the near-term future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. We continually monitor our capital structure and from time to time have evaluated, and expect that we will continue to evaluate opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our strategy, we have entered into various agreements intended to stabilize our balance sheet and supplement our cash flows. We are party to an Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at March 31, 2016 was 5.00 to 1, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of March 31, 2016, our actual leverage ratio was in excess of the required ratio. If we accessed borrowings under the Revolving Credit Facility, we would be required to comply with such ratio.
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
At March 31, 2016, our long-term debt consisted of $1.839 billion outstanding under the Term Loan maturing in December 2020 and $610.0 million in 7.75% Senior Notes maturing in May 2019. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.

We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of March 31, 2016, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we do not have access to borrowings under the Revolving Credit Facility, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
In order to service our significant indebtedness we will continue to require significant cash flows. If we are unable to maintain or derive a level of cash flows from operating and financing activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to seek to dispose of material assets or operations, seek additional debt or equity capital or seek to restructure or refinance our indebtedness, although no assurances can be provided that any of these remedies could be successful. Our inability to service our debt and other obligations would lead to a material adverse effect on our business after the next twelve months.
As previously disclosed, we have engaged in discussions with certain holders (the "Noteholders") of our 7.75% Senior Notes regarding a potential exchange transaction (the “Exchange”). To date, we have we provided the Noteholders a proposal that included the following terms. (1) An exchange of the 7.75% Senior Notes such that each Note would be exchanged for up to 42.5% of the principal amount of each Note in certificates, with such certificates representing interests in a trust that would hold a participation in our Revolving Credit Facility; (2) the lenders under our Revolving Credit Facility would assign their commitments to a new lender; (3) our Revolving Credit Facility would be amended pursuant to an extension amendment to (a) extend its maturity to May 15, 2020, (b) increase its applicable LIBOR margin to 11%, subject to a 1% LIBOR floor, and (c) increase its undrawn commitment fee to 5%, as well as separately amended to (x) modify its financial covenant to permit the borrowing under the revolving credit facility in connection with the Exchange, (y) to require compliance with a Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement governing the Revolving Credit Facility) of 3.75x for future draws, and (z) to eliminate the financial maintenance covenant; and (4) provide for each exchanging Noteholder to receive in the Exchange its pro rata share of an offering of 19.9% of our pro forma outstanding Class A common stock after taking into account such issuance and full participation of the 7.75% Senior Notes in the exchange.

In addition, discussions have included us potentially using additional capital to facilitate full participation by holders of Notes in the Exchange. We continue to discuss the Exchange, including potential modifications thereto, with the Noteholders. There is no assurance that the Exchange will take place on the same or similar terms to those set out above, on different terms or at all.
As previously disclosed, on November 3, 2015, we received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the minimum bid price of our Class A common stock on the NASDAQ Global Select Market has closed below $1.00 per share for 30 consecutive business days.
On May 3, 2016 we received approval from NASDAQ to transfer the listing of our Class A common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market. This provides us an additional 180 calendar days to comply with the Rule in order for our Class A common stock to remain listed on the NASDAQ Capital Market. Should we not regain compliance with this listing rule, we intend to evaluate all potential alternatives, which could include evaluating a reverse stock split, although no assurances can be provided. Our inability to maintain the listing of our common stock on any NASDAQ market may materially adversely affect the liquidity and market price of our common stock.
Seasonality and Cyclicality
Our operations and revenues tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows and cash on had at the end of any period.

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
In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $10.0 million and $10.2 million for the three months ended March 31, 2016 and 2015, respectively.
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
In deriving this measure, management excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. Management excludes any gain or loss on the exchange or sale of any assets as it does not represent a cash transaction. Management also excludes any gain or loss on derivative instruments as it does not represent a cash transaction nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. Management excludes any non-cash costs associated with impairment of assets as they do not require a cash outlay.

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
Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.
A quantitative reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

Consolidated Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2016	2015
STATEMENT OF OPERATIONS DATA:
Net revenue	$268,530	$271,079	(0.9)%
Content costs	100,045	100,807	(0.8)%
Selling, general & administrative expenses	117,227	116,307	0.8%
Depreciation and amortization	23,097	25,311	(8.7)%
LMA fees	5,388	2,498	115.7%
Corporate expenses (including stock-based compensation expense)	12,654	13,462	(6.0)%
Loss on sale of assets or stations	5	819	**
Operating income	10,114	11,875	(14.8)%
Interest expense	(34,481)	(34,984)	(1.4)%
Interest income	85	358	(76.3)%
Other income, net	720	379	90.0%
Loss before income taxes	(23,562)	(22,372)	(5.3)%
Income tax benefit	9,133	10,357	(11.8)%
Net loss	$(14,429)	$(12,015)	(20.1)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$41,933	$44,663	(6.1)%

** Calculation is not meaningful

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Net Revenue
Net revenue for the three months ended March 31, 2016 decreased $2.5 million, or 0.9%, to $268.5 million, compared to $271.1 million for the three months ended March 31, 2015. The decrease resulted from decreases of $0.5 million and $4.8 million in broadcasting advertising and license fees and other revenue, respectively, partially offset by an increases of $2.5 million and $0.3 million in political advertising and digital advertising, respectively.

Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended March 31, 2016 remained relatively flat decreasing by $0.8 million, or 0.8%, to $100.0 million, compared to $100.8 million for the three months ended March 31, 2015.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Selling, general & administrative expenses for the three months ended March 31, 2016 remained relatively flat decreasing by $0.9 million, or 0.8%, to $117.2 million compared to $116.3 million for the three months ended March 31, 2015.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2016 decreased $2.2 million, or 8.7%, to $23.1 million, compared to $25.3 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended March 31, 2016 increased $0.8 million, or 6.0%, to $12.7 million, compared to $13.5 million for the three months ended March 31, 2015.
Interest Expense
Total interest expense for the three months ended March 31, 2016 decreased $0.5 million, or 1.4%, to $34.5 million compared to $35.0 million for the three months ended March 31, 2015. Interest expense associated with outstanding debt decreased by $0.5 million to $31.5 million as compared to $32.0 million in the prior year period.
The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended March 31,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	19,756	20,228	(472)	(2.3)%
Other, including debt issue cost amortization	2,906	2,937	(31)	(1.1)%
Interest expense	$34,481	$34,984	$(503)	(1.4)%
Income Taxes
For the three months ended March 31, 2016, the Company recorded an income tax benefit of $9.1 million on a pre-tax loss of $23.6 million, resulting in an effective tax rate for the three months ended March 31, 2016 of approximately 38.8%. For the three months ended March 31, 2015, the Company recorded an income tax benefit of $10.4 million on a pre-tax loss of $22.4 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately 46.4%.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non deductible items.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2015 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"). As of March 31, 2016, the Company continues to maintain a valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2016 decreased $2.7 million to $41.9 million from $44.7 million for the three months ended March 31, 2015.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2016	2015
Net loss	$(14,429)	$(12,015)	(20.1)%
Income tax benefit	(9,133)	(10,357)	(11.8)%
Non-operating expenses, including interest expense	33,676	34,247	(1.7)%
LMA fees	5,388	2,498	115.7%
Depreciation and amortization	23,097	25,311	(8.7)%
Stock-based compensation expense	878	3,863	(77.3)%
Loss on sale of assets or stations	5	819	**
Acquisition-related and restructuring costs	2,266	—	**
Franchise and state taxes	185	297	(37.7)%
Adjusted EBITDA	$41,933	$44,663	(6.1)%

** Calculation is not meaningful
Segment Results of Operations
During the first quarter of 2016 we modified our management reporting framework affecting how we evaluate operating performance and internally reports financial information. This modification resulted in a reorganization of our reportable segments. Prior to this reorganization, we operated in one reportable business segment which consisted of, radio broadcasting, advertising and related services. We now operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by our chief operating decision maker. Historical information included in these financial statements has been revised to reflect the change to two segments, with no impact to previously disclosed consolidated results.
Corporate includes support for each of our reportable segments, including information technology, human resources, legal, finance and administrative functions, as well as overall executive, administrative and support functions.
As described above, the Company presents Adjusted EBITDA as the financial metric utilized by us to analyze the cash flow generated by our reportable segments. The reconciliation of Adjusted EBITDA to net loss is presented in Note 12, "Segment Data" of the notes to the condensed consolidated financial statements.
The Company is undergoing transition in its business and will continue to evaluate its reporting structure on an ongoing periodic basis. Any future changes will be retrospectively recasted in accordance with GAAP.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended March 31, 2016
	Radio Station Group	WestwoodOne	Corporate and Other	Consolidated
Net revenue	$176,476	$91,565	$489	$268,530
% of total revenue	65.7%	34.1%	0.2%	100.0%
% change from three months ended March 31, 2015	0.5%	(3.2)%	(43.2)%	(0.9)%

	Three Months Ended March 31, 2015
	Radio Station Group	WestwoodOne	Corporate and Other	Consolidated
Net revenue	$175,668	$94,549	$862	$271,079
% of total revenue	64.8%	34.9%	0.3%	100.0%
Net revenue for the three months ended March 31, 2016 decreased $2.5 million, or 0.9%, to $268.5 million, compared to $271.1 million for the three months ended March 31, 2015. The decrease resulted from decreases of $3.0 million and $0.4 million in WestwoodOne and corporate and other revenue, respectively, partially offset by an increase of $0.8 million in radio station group. The decrease in revenue at WestwoodOne was a result of a decline in national broadcasting revenue.

	Three Months Ended March 31, 2016
	Radio Station Group	WestwoodOne	Corporate and Other	Consolidated
Adjusted EBITDA	$43,719	$7,758	$(9,544)	$41,933
% change from three months ended March 31, 2015	(3.7)%	(7.9)%	(4.0)%	(6.1)%

	Three Months Ended March 31, 2015
	Radio Station Group	WestwoodOne	Corporate and Other	Consolidated
Adjusted EBITDA	$45,416	$8,424	$(9,177)	$44,663
Adjusted EBITDA for the three months ended March 31, 2016 decreased $2.7 million or 6.1% to $41.9 million from $44.7 million for the three months ended March 31, 2015. The decrease resulted from decreases of $1.7 million, $0.6 million and $0.4 million at the radio station group, WestwoodOne and corporate and other, respectively. The decrease in Adjusted EBITDA at the radio station group was a result of a $2.5 million increase in content costs and selling, general and administrative expenses partially offset by a $0.8 million increase in net revenue.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$33,185	$20,978
For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, net cash provided by operating activities increased $12.2 million. The increase was primarily due to an increase in operating cash flows from changes in our assets and liabilities of $20.0 million partially offset by a decrease in operating cash flows from net income and adjustments for deprecation and amortization of intangibles and debt issuance costs/discounts, deferred income taxes and stock-based compensation expense of $7.8 million.

Cash Flows Used in Investing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash used in investing activities	$(5,971)	$(5,399)
For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, net cash used in investing activities increased $0.6 million. Capital expenditures for the three months ended March 31, 2016 totaled $4.2 million primarily related to ongoing maintenance and other routine expenditures. Capital expenditures for the three months ended March 31, 2015 totaled $10.1 million and related to investments in a new office and studio facility in our San Francisco market, computer upgrades across our broadcast platform, and ongoing maintenance and other routine expenditures, partially offset by the proceeds from the sale of stations of $3.1 million.
Cash Flows Provided by (Used in) Financing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash provided by (used in) financing activities	$3	$(92)
For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, net cash used in financing activities decreased $0.1 million.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In March 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed on plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. This case has been stayed, and is awaiting further action by the court.
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, violation of California rights of publicity, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.

The pending suit seeks unspecified damages. The Company is evaluating the suit, and intends to defend itself vigorously. The Company is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.
In the first quarter of 2016, CBS Radio Inc. ("CBS")  filed a demand for arbitration against certain of our subsidiaries.  This action alleges that certain of our subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content.  The demand seeks cash damages, interest and injunctive relief.   Arbitration is currently scheduled to be held in the fourth quarter of 2016.  We intend to defend ourselves vigorously against this claim, and are not yet able to determine what effect, if any, the result of this arbitration will have on our financial position, results of operations or cash flows.
The Company currently is, and expects that from time to time in the future will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2016, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

10.1
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Joseph P. Hannan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.2
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning  (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.3
Employment Agreement, dated as of December 13, 2015, by and between Cumulus Media Inc. and Suzanne Grimes  (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.4
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Suzanne Grimes  (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.5
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Mary G. Berner  (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on March 31, 2016)

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

CUMULUS MEDIA INC.

Date: May 5, 2016	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.