Form 10-Q
period 2016-06-30
CUMULUS MEDIA INC
filed 2016-08-04
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2016, the registrant had 234,443,806 outstanding shares of common stock consisting of: (i) 233,798,935 shares of Class A common stock; and (ii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$49,798	$31,657
Restricted cash	7,645	7,981
Accounts receivable, less allowance for doubtful accounts of $4,342 and $4,923 at June 30, 2016 and December 31, 2015, respectively	222,340	243,428
Trade receivable	4,464	4,146
Assets held for sale	45,157	45,157
Prepaid expenses and other current assets	22,800	26,906
Total current assets	352,204	359,275
Property and equipment, net	165,037	169,437
Broadcast licenses	1,577,001	1,578,066
Other intangible assets, net	142,462	174,530
Goodwill	703,354	703,354
Other assets	26,450	17,726
Total assets	$2,966,508	$3,002,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,513	$118,396
Trade payable	4,703	4,374
Total current liabilities	107,216	122,770
Term loan, net of debt issuance costs/discounts of $33,893 and $37,524 at June 30, 2016 and December 31, 2015, respectively	1,805,047	1,801,416
7.75% senior notes, net of debt issuance costs of $7,382 and $8,515 at June 30, 2016 and December 31, 2015, respectively	602,618	601,485
Other liabilities	39,325	44,804
Deferred income taxes	407,963	415,881
Total liabilities	2,962,169	2,986,356
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 256,248,431 and 255,902,892 shares issued, and 233,798,935 and 233,456,945 shares outstanding, at June 30, 2016 and December 31, 2015, respectively	2,561	2,558
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2016 and December 31, 2015	6	6
Treasury stock, at cost, 22,449,496 and 22,445,945 shares at June 30, 2016 and December 31, 2015, respectively	(229,310)	(229,310)
Additional paid-in-capital	1,621,289	1,619,622
Accumulated deficit	(1,390,207)	(1,376,844)
Total stockholders’ equity	4,339	16,032
Total liabilities and stockholders’ equity	$2,966,508	$3,002,388
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$287,193	$299,334	$555,723	$570,413
Operating expenses:
Content costs	97,133	91,019	197,178	191,826
Selling, general & administrative expenses	117,860	118,548	235,087	234,855
Depreciation and amortization	22,969	25,724	46,066	51,035
LMA fees	2,482	2,572	7,870	5,070
Corporate expenses (including stock-based compensation expense of $790, $3,880, $1,668 and $7,743,respectively)	11,414	12,496	24,068	25,963
(Gain) loss on sale of assets or stations	(3,146)	(84)	(3,141)	735
Impairment of intangible assets and goodwill	1,816	—	1,816	—
Impairment charges - equity interest in Pulser Media Inc.	—	1,056	—	1,056
Total operating expenses	250,528	251,331	508,944	510,540
Operating income	36,665	48,003	46,779	59,873
Non-operating (expense) income:
Interest expense	(34,486)	(35,412)	(68,967)	(70,396)
Interest income	140	27	225	385
Other (expense) income, net	(4)	12,373	716	12,757
Total non-operating expense, net	(34,350)	(23,012)	(68,026)	(57,254)
Income (loss) before income taxes	2,315	24,991	(21,247)	2,619
Income tax (expense) benefit	(1,249)	(12,692)	7,884	(2,335)
Net income (loss)	$1,066	$12,299	$(13,363)	$284
Basic and diluted income (loss) per common share (see Note 8, “Earnings (Loss) Per Share”):
Basic: Income (loss) per share	$0.00	$0.05	$(0.06)	$0.00
Diluted: Income (loss) per share	$0.00	$0.05	$(0.06)	$0.00
Weighted average basic common shares outstanding	234,329,021	233,278,660	234,190,188	233,202,282
Weighted average diluted common shares outstanding	234,692,018	233,486,283	234,190,188	233,452,205
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(13,363)	$284
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,066	51,035
Amortization of debt issuance costs/discounts	4,860	4,712
Provision for doubtful accounts	493	2,417
(Gain) loss on sale of assets or stations	(3,141)	735
Impairment of intangible assets and goodwill	1,816	—
Impairment charges - equity interest in Pulser Media Inc.	—	1,056
Deferred income taxes	(7,918)	2,847
Stock-based compensation expense	1,668	7,743
Changes in assets and liabilities:
Accounts receivable	20,595	3,016
Trade receivable	(318)	(1,415)
Prepaid expenses and other current assets	4,106	4,244
Other assets	(8,820)	(1,206)
Accounts payable and accrued expenses	(15,883)	(34,545)
Trade payable	329	723
Other liabilities	(5,480)	(5,922)
Net cash provided by operating activities	25,010	35,724
Cash flows from investing activities:
Restricted cash	336	1,634
Proceeds from sale of assets or stations	4,254	3,055
Capital expenditures	(11,462)	(14,860)
Net cash used in investing activities	(6,872)	(10,171)
Cash flows from financing activities:
Tax withholding payments on behalf of employees	—	(93)
Proceeds from exercise of warrants	3	3
Net cash provided by (used in) financing activities	3	(90)
Increase in cash and cash equivalents	18,141	25,463
Cash and cash equivalents at beginning of period	31,657	7,271
Cash and cash equivalents at end of period	$49,798	$32,734
Supplemental disclosures of cash flow information:
Interest paid	$63,149	$64,320
Income taxes paid	1,728	2,883
Supplemental disclosures of non-cash flow information:
Trade revenue	$18,211	$17,562
Trade expense	18,087	17,022
Equity interest in Pulser Media Inc.	—	2,025
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
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media (NASDAQ:CMLS) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 452 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with our Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2015 condensed balance sheet data was derived from audited financial statements. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and six months ended June 30, 2016, the cash flows for the six months ended June 30, 2016 and the Company’s financial condition as of June 30, 2016, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2016.
Out of Period Adjustment
In connection with the preparation of these unaudited condensed consolidated financial statements, we recorded a correction of an immaterial misstatement that occurred in prior periods, which resulted in an increase in content costs of $3.6 million in the second quarter of 2016. The correction related to the Radio Station Group segment only and was not material to the prior year quarterly or annual results. The effect of this correction is not expected to be material to the 2016 annual financial statements.
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
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. During the year ended December 31, 2014, the Company entered into an agreement to sell certain land and buildings to a third party, the closing of which is subject to various conditions and approvals, and which the Company expects to close in the next six months. The identified assets have been classified as held for sale in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. The estimated fair value of the land and buildings to be disposed of in both sales are in excess of their carrying value.
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
Recent Accounting Standards Updates
ASU 2014-09 and related updates. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year. Transition to the new guidance may be done using either a full or modified retrospective method. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its consolidated financial statements.
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. These amendments should standardize the timing and content of footnote disclosures. The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

ASU 2016-01. In January 2016, the FASB issued ASU 2016-01. The amendments in this ASU enhance the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure of financial instruments. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
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

2. Restricted Cash
As of June 30, 2016 and December 31, 2015, the Company’s balance sheet included approximately $7.6 million and $8.0 million, respectively, in restricted cash. At June 30, 2016 and December 31, 2015, the Company held $7.0 million and $7.4 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies. In addition, $0.6 million at each date relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's banks' internal policies with respect to cash.

3. Intangible Assets and Goodwill
As described in Note 1, "Description of Business, Interim Financial Data and Basis of Presentation" and Note 12 "Segment Data", during the first quarter of 2016 the Company modified its management reporting framework. This modification resulted in a reorganization of the Company's reportable segments and reporting units. Prior to this reorganization, the Company had three reporting units for purposes of goodwill allocation. The Company's top 50 Nielsen Audio rated markets and Westwood One comprised one reporting unit ("Reporting Unit 1"), the second reporting unit consisted of all of the Company's other radio markets ("Reporting Unit 2") while the third reporting unit, in which there was no goodwill, consisted of all non-radio lines of business ("Reporting Unit 3"). After the modification, all of the Company's radio markets comprise one reporting unit ("Reporting Unit 1"), Westwood One comprises the second reporting unit ("Reporting Unit 2") and the third reporting unit ("Reporting Unit 3"), in which there is no goodwill, continues to consist of the Company's all non-radio lines of business. As part of the reorganization of reportable segments and reporting units, the Company allocated goodwill to the new reporting unit structure based upon a relative fair value approach. The Company determined that goodwill was not impaired before or immediately after the allocation.
A significant portion of the Company's intangible assets are comprised of indefinite-lived assets including broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs this test at the reporting unit level. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred.
The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of June 30, 2016 to necessitate an interim impairment test as of such date, and the fair value of such assets exceeded their carrying value.

During the second quarter of 2016, the Company recorded an impairment charge to its definite-lived intangible assets of $1.8 million for all customer lists and trademark definite-lived intangible assets related to the print publication of NASH

Country Weekly as the Company re-positioned the print publication to a digital only medium. There were no similar impairments in 2015.

There were no changes in goodwill during the six month period ended June 30, 2016.
The following tables present goodwill and accumulated impairment losses on a segment and consolidated basis as of January 1, 2016 and June 30, 2016 (dollars in thousands):

Radio Station Group

Goodwill:	2016
Balance as of January 1:
Goodwill	$1,278,526
Accumulated impairment losses	(710,386)
Total	568,140
Balance as of June 30:
Goodwill	1,278,526
Accumulated impairment losses	(710,386)
Total	$568,140
Westwood One

Goodwill:	2016
Balance as of January 1:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	135,214
Balance as of June 30:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:	2016
Balance as of January 1:
Goodwill	$1,582,806
Accumulated impairment losses	(879,452)
Total	703,354
Balance as of June 30:
Goodwill	1,582,806
Accumulated impairment losses	(879,452)
Total	$703,354

The following table presents the changes in intangible assets, other than goodwill, on a consolidated basis during the period January 1, 2016 to June 30, 2016, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2016	$1,578,066	$174,530	$1,752,596
Dispositions	(1,065)	—	(1,065)
Impairment losses	—	(1,816)	(1,816)
Amortization	—	(30,252)	(30,252)
Balance as of June 30, 2016	$1,577,001	$142,462	$1,719,463

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Term Loan:
Term loan	$1,838,940	$1,838,940
Less: unamortized term loan discount and debt issuance costs	(33,893)	(37,524)
Total Term Loan	1,805,047	1,801,416
7.75% senior notes:	610,000	610,000
Less: unamortized debt issuance costs	(7,382)	(8,515)
Total 7.75% senior notes	602,618	601,485
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,407,665	$2,402,901
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
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. The Company's Senior Notes mature on May 1, 2019. If 91 days prior to the stated maturity date of the Senior Notes (the "Springing Maturity Date") the aggregate principal amount of Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the the Springing Maturity Date.
At June 30, 2016, the Term Loan bore interest at 4.25% per annum.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at June 30, 2016 was 5.0 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of June 30, 2016, the Company's actual leverage ratio was in excess of that ratio. If the Company accessed borrowings under the Revolving Credit Facility, the Company would be required to comply with such ratio.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets (excluding the Company’s accounts receivable collateralizing the Company's revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Capital Finance ("Wells Fargo") (as described below) in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
At June 30, 2016 and December 31, 2015, the Company had $1.839 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At June 30, 2016, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.

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
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
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
Advances available under the Funding Agreement at any time are based on advance rates relating to the value of the eligible receivables held by the SPV at that time. The Securitization Facility matures on December 6, 2018, subject to earlier termination at the election of the SPV. Advances bear interest based on either LIBOR plus 2.50% or the Index Rate (as defined in the Funding Agreement) plus 1.00%. The SPV is also required to pay a monthly fee based on any unused portion of the Securitization Facility. The Securitization Facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type.
At June 30, 2016 and December 31, 2015, there were no amounts outstanding under the Securitization Facility.
For the three and six months ended June 30, 2016, the Company recorded an aggregate of $2.4 million and $4.9 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility. For the three and six months ended June 30, 2015, the Company recorded an aggregate of $2.4 million and $4.7 million, respectively, of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility.

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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	June 30, 2016	December 31, 2015
Term Loan:
Gross value	$1,838,940	$1,838,940
Fair value - Level 2	1,287,258	1,360,816
7.75% Senior Notes:
Gross value	$610,000	$610,000
Fair value - Level 2	250,466	204,350
As of June 30, 2016, the Company used trading prices of 70.00% to calculate the level 2 fair value of the Term Loan and 41.06% to calculate the level 2 fair value of the 7.75% Senior Notes.
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
As of June 30, 2016 there were no shares of Class B common stock issued or outstanding.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of such warrants were converted during the three and six months ended June 30, 2016 and, as of such date, 0.3 million 2009 Warrants remained outstanding.
Company Warrants
As a component of the Company's September 16, 2011 acquisition of Citadel Broadcasting Corporation (the "Citadel Merger") and the related financing transactions, the Company issued warrants to purchase an aggregate of 71.7 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and certain other similar events. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
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
During the six months ended June 30, 2016, approximately 0.3 million Company Warrants were converted into shares of Class A common stock and no warrants were converted during the three month period ended June 30, 2016. At June 30, 2016, approximately 0.3 million Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price, as adjusted to date, of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other similar events. As of June 30, 2016, all 7.8 million Crestview Warrants remained outstanding.

7. Stock-Based Compensation Expense

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options issued. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date fair value of the shares awarded. To the extent non-vested restricted stock awards include performance or market conditions management examines the requisite service period to recognize the cost associated with the award. There were no changes to the Black-Scholes calculations or assumptions during the year.

On May 14, 2015, the Company granted 242,916 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During the six months ended June 30, 2016, the Company granted 1,367,000 stock options with an aggregate grant date fair value of $0.3 million. During the six months ended June 30, 2015, the Company granted 625,000 stock options with an aggregate grant date fair value of $1.1 million. The options granted in both periods range in exercise price from $0.31 to $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and six months ended June 30, 2016, the Company recognized approximately $0.8 million and $1.7 million in stock-based compensation expense related to equity awards. For the three and six months ended June 30, 2015, the Company recognized approximately $3.9 million and $7.7 million in stock-based compensation expense related to equity awards.
As of June 30, 2016, unrecognized stock-based compensation expense of approximately $4.6 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.48 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
There were no stock options exercised during the six months ended June 30, 2016 or June 30, 2015.

8. Earnings (Loss) Per Share
For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income (loss) after any allocation for preferred stock dividends between each class of common stock on an equal basis.
Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each participating security and common shares equally. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$1,066	$12,299	$(13,363)	$284
Less:
Participation rights of the Company Warrants in undistributed earnings	1	57	—	1
Participation rights of unvested restricted stock in undistributed earnings	1	10	—	—
Basic undistributed net income (loss) attributable to common shares	$1,064	$12,232	$(13,363)	$283
Denominator:
Basic weighted average shares outstanding	234,329	233,279	234,190	233,202
Basic undistributed net income (loss) per share attributable to common shares	$0.00	$0.05	$(0.06)	$0.00
Diluted Earnings (Loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$1,066	$12,299	$(13,363)	$284
Less:
Participation rights of the Company Warrants in undistributed net earnings	1	57	—	1
Participation rights of unvested restricted stock in undistributed earnings	1	10	—	—
Basic undistributed net income (loss) attributable to common shares	$1,064	$12,232	$(13,363)	$283
Denominator:
Basic weighted average shares outstanding	234,329	233,279	234,190	233,202
Effect of dilutive stock options, warrants and restricted stock	363	207	—	250
Diluted weighted average shares outstanding	234,692	233,486	234,190	233,452
Diluted undistributed net income (loss) per share attributable to common shares	$0.00	$0.05	$(0.06)	$0.00

9. Income Taxes
For the three months ended June 30, 2016, the Company recorded an income tax expense of $1.2 million on pre-tax income of $2.3 million, resulting in an effective tax rate for the three months ended June 30, 2016 of approximately 54.0%. For the three months ended June 30, 2015, the Company recorded an income tax expense of $12.7 million on pre-tax income of $25.0 million, resulting in an effective tax rate for the three months ended June 30, 2015 of approximately 50.8%.
For the six months ended June 30, 2016, the Company recorded an income tax benefit of $7.9 million on a pre-tax loss of $21.2 million, resulting in an effective tax rate for the six months ended June 30, 2016 of approximately 37.1%. For the six months ended June 30, 2015, the Company recorded an income tax expense of $2.3 million on pre-tax income of $2.6 million, resulting in an effective tax rate for the six months ended June 30, 2015 of approximately 88.5%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three and six months ended June 30, 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non deductible items.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three and six months ended June 30, 2015 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses and the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of June 30, 2016, the Company continues to maintain a valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

10. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen is approximately $70.2 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. ("Katz") as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for talent, executives, research, weather and other services.
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
The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the Company is not the primary beneficiary of the LMA with Merlin, and, therefore, consolidation of the stations is not required.
On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.2 million for the year ended December 31, 2014, which costs are included in corporate expenses in the consolidated statement of operations. As of June 30, 2016, liabilities related to the Exit Plan of $0.5 million were included in accounts payable and accrued expenses and are expected to be paid within one year, and $3.7 million of non-current liabilities are included in other liabilities in the condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
In connection with the departure from the Company of two executives, the Company recorded restructuring costs of $10.2 million for year ended December 31, 2015 which were included in corporate expenses in the condensed consolidated statements of operations for such period. As of June 30, 2016, related liabilities of $5.1 million were included in accounts payable and accrued expenses in the condensed consolidated balance sheet and are expected to be paid within one year.

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
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.
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
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any such known claim or lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

11. Supplemental Condensed Consolidating Financial Information
At June 30, 2016, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, (ii) unaudited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, and (iii) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$287,028	$—	$—	$287,193
Operating expenses:
Content costs	—	—	97,133	—	—	97,133
Selling, general & administrative expenses	—	—	117,324	536	—	117,860
Depreciation and amortization	—	414	22,555	—	—	22,969
LMA fees	—	—	2,482	—	—	2,482
Corporate expenses (including stock-based compensation expense of $790)	—	11,414	—	—	—	11,414
Gain on sale of assets or stations	—	—	(3,146)	—	—	(3,146)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Total operating expenses	—	11,828	238,164	536	—	250,528
Operating (loss) income	—	(11,663)	48,864	(536)	—	36,665
Non-operating (expense) income:
Interest (expense) income, net	(2,178)	(32,261)	140	(47)	—	(34,346)
Other (expense), net	—	—	(4)	—	—	(4)
Total non-operating (expense) income, net	(2,178)	(32,261)	136	(47)	—	(34,350)
(Loss) income before income taxes	(2,178)	(43,924)	49,000	(583)	—	2,315
Income tax benefit (expense)	815	16,060	(18,342)	218	—	(1,249)
Earnings (loss) from consolidated subsidiaries	2,429	30,293	(365)	—	(32,357)	—
Net income (loss)	$1,066	$2,429	$30,293	$(365)	$(32,357)	$1,066

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$555,558	$—	$—	$555,723
Operating expenses:
Content costs	—	—	197,178	—	—	197,178
Selling, general & administrative expenses	—	—	234,013	1,074	—	235,087
Depreciation and amortization	—	818	45,248	—	—	46,066
LMA fees	—	—	7,870	—	—	7,870
Corporate expenses (including stock-based compensation expense of $1,668)	—	24,068	—	—	—	24,068
Gain on sale of assets or stations	—	—	(3,141)	—	—	(3,141)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Total operating expenses	—	24,886	482,984	1,074	—	508,944
Operating (loss) income	—	(24,721)	72,574	(1,074)	—	46,779
Non-operating (expense) income:
Interest (expense) income, net	(4,355)	(64,517)	225	(95)	—	(68,742)
Other income, net	—	—	716	—	—	716
Total non-operating (expense) income, net	(4,355)	(64,517)	941	(95)	—	(68,026)
(Loss) income before income taxes	(4,355)	(89,238)	73,515	(1,169)	—	(21,247)
Income tax benefit (expense)	1,742	35,080	(29,406)	468		7,884
(Loss) earnings from consolidated subsidiaries	(10,750)	43,408	(701)	—	(31,957)	—
Net (loss) income	$(13,363)	$(10,750)	$43,408	$(701)	$(31,957)	$(13,363)

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2016
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$49,798	$—	$—	$—	$49,798
Restricted cash	—	7,645	—	—	—	7,645
Accounts receivable, less allowance for doubtful accounts of $4,342	—	—	—	222,340	—	222,340
Trade receivable	—	—	4,464	—	—	4,464
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,062	16,738	—	—	22,800
Total current assets	—	63,505	66,359	222,340	—	352,204
Property and equipment, net	—	3,244	161,793	—	—	165,037
Broadcast licenses	—	—	—	1,577,001	—	1,577,001
Other intangible assets, net	—	—	142,462	—	—	142,462
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	103,213	3,846,980	1,051,433	—	(5,001,626)	—
Intercompany receivables	—	99,333	1,720,810	—	(1,820,143)	—
Other assets	—	24,883	118,713	459	(117,605)	26,450
Total assets	$103,213	$4,037,945	$3,964,924	$1,799,800	$(6,939,374)	$2,966,508
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$24,634	$77,879	$—	$—	$102,513
Trade payable	—	—	4,703	—	—	4,703
Total current liabilities	—	24,634	82,582	—	—	107,216
Long-term debt, excluding 7.75% Senior Notes	—	1,805,047	—	—	—	1,805,047
7.75% Senior Notes	—	602,618	—	—	—	602,618
Other liabilities	—	3,963	35,362	—	—	39,325
Intercompany payables	98,874	1,498,470	—	222,799	(1,820,143)	—
Deferred income taxes				525,568	(117,605)	407,963
Total liabilities	98,874	3,934,732	117,944	748,367	(1,937,748)	2,962,169
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 256,248,431 shares issued and 233,798,935 shares outstanding	2,561	—	—	—	—	2,561
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,449,496 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,621,289	272,086	4,238,081	2,028,670	(6,538,837)	1,621,289
Accumulated (deficit) equity	(1,390,207)	(168,873)	(391,101)	(977,237)	1,537,211	(1,390,207)
Total stockholders’ equity (deficit)	4,339	103,213	3,846,980	1,051,433	(5,001,626)	4,339
Total liabilities and stockholders’ equity (deficit)	$103,213	$4,037,945	$3,964,924	$1,799,800	$(6,939,374)	$2,966,508

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2015
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31,657	$—	$—	$—	$31,657
Restricted cash	—	7,981	—	—	—	7,981
Accounts receivable, less allowance for doubtful accounts of $4,923	—	—	—	243,428	—	243,428
Trade receivable	—	—	4,146	—	—	4,146
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,375	20,531	—	—	26,906
Total current assets	—	46,013	69,834	243,428	—	359,275
Property and equipment, net	—	3,685	165,752	—	—	169,437
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	174,530	—	—	174,530
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	110,550	3,784,551	1,056,150	—	(4,951,251)	—
Intercompany receivables	—	95,072	1,650,829	—	(1,745,901)	—
Other assets	—	27,491	95,716	554	(106,035)	17,726
Total assets	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$31,997	$86,399	$—	$—	$118,396
Trade payable	—	—	4,374	—	—	4,374
Total current liabilities	—	31,997	90,773	—	—	122,770
Long-term debt, excluding 7.75% Senior Notes	—	1,801,416	—	—	—	1,801,416
7.75% Senior Notes	—	601,485	—	—	—	601,485
Other liabilities	—	3,963	40,841	—	—	44,804
Intercompany payables	94,518	1,407,401	—	243,982	(1,745,901)	—
Deferred income taxes	—	—	—	521,916	(106,035)	415,881
Total liabilities	94,518	3,846,262	131,614	765,898	(1,851,936)	2,986,356
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 255,902,892 shares issued and 233,456,945 shares outstanding	2,558	—	—	—	—	2,558
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 22,445,945 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,619,622	268,673	4,219,060	2,032,686	(6,520,419)	1,619,622
Accumulated (deficit) equity	(1,376,844)	(158,123)	(434,509)	(976,536)	1,569,168	(1,376,844)
Total stockholders’ equity (deficit)	16,032	110,550	3,784,551	1,056,150	(4,951,251)	16,032
Total liabilities and stockholders’ equity (deficit)	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,363)	$(10,750)	$43,408	$(701)	$(31,957)	$(13,363)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	818	45,248	—	—	46,066
Amortization of debt issuance costs/discounts	—	4,765	—	95	—	4,860
Provision for doubtful accounts	—	—	493	—	—	493
Gain on sale of assets or stations	—	—	(3,141)	—	—	(3,141)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Deferred income taxes	(1,742)	(35,080)	29,372	(468)	—	(7,918)
Stock-based compensation expense	—	1,668	—	—	—	1,668
Loss (earnings) from consolidated subsidiaries	10,750	(43,408)	701	—	31,957	—
Changes in assets and liabilities	—	149,483	(156,028)	1,074	—	(5,471)
Net cash (used in) provided by operating activities	(4,355)	67,496	(38,131)	—	—	25,010
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	4,254	—	—	4,254
Restricted cash	—	336	—	—	—	336
Capital expenditures	—	(377)	(11,085)	—	—	(11,462)
Net cash used in investing activities	—	(41)	(6,831)	—	—	(6,872)
Cash flows from financing activities:
Intercompany transactions, net	4,352	(49,314)	44,962	—	—	—
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	4,355	(49,314)	44,962	—	—	3
Increase in cash and cash equivalents	—	18,141	—	—	—	18,141
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$49,798	$—	$—	$—	$49,798

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$284	$2,917	$43,774	$(16,766)	$(29,925)	$284
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	616	50,419	—	—	51,035
Amortization of debt issuance costs/discount	—	4,617	—	95	—	4,712
Provision for doubtful accounts	—	—	2,417	—	—	2,417
Loss on sale of assets or stations	—	—	735	—	—	735
Impairment charges - equity interest in Pulser Media Inc.	—	—	1,056	—	—	1,056
Deferred income taxes	(1,734)	(50,894)	39,865	15,610	—	2,847
Stock-based compensation expense	—	7,743	—	—	—	7,743
(Earnings) loss from consolidated subsidiaries	(2,917)	(43,774)	16,766	—	29,925	—
Changes in assets and liabilities	—	152,329	(188,495)	1,061	—	(35,105)
Net cash (used in) provided by operating activities	(4,367)	73,554	(33,463)	—	—	35,724
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	3,055	—	—	3,055
Restricted cash	—	1,634	—	—	—	1,634
Capital expenditures	—	(1,516)	(13,344)	—	—	(14,860)
Net cash provided by (used in) investing activities	—	118	(10,289)	—	—	(10,171)
Cash flows from financing activities:
Intercompany transactions, net	4,364	(48,113)	43,749	—	—	—
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	4,367	(48,206)	43,749	—	—	(90)
Increase (decrease) in cash and cash equivalents	—	25,466	(3)	—	—	25,463
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$32,734	$—	$—	$—	$32,734

12. Segment Data
During the first quarter of 2016 the Company modified its management reporting framework, affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of its reportable segments. Prior to this reorganization, the Company operated in one reportable business segment which consisted of radio broadcasting, advertising and related services. The Company now operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. Westwood One revenue is generated primarily through network advertising.
Corporate includes support for each of the Company’s reportable segments, including information technology, human resources, legal, finance and administrative functions, as well as overall executive, administrative and support functions.
Historical information has been revised to reflect the change in segments, with no impact on consolidated results.
The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as the financial metric utilized by management of the Company to analyze the cash flow generated by the Company’s reportable segments. This measure isolates the amount of income generated by our core operations before the incurrence of corporate expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in the Credit Agreement. In deriving this measure, the Company excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company excludes any gain or loss on the exchange or sale of any assets and any gain or loss on derivative instruments as they do not represent cash transactions nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. The Company excludes any costs associated with impairment of assets as they do not require a cash outlay.
The Company believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a media company. The Company has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for media companies. Given the relevance to the Company’s overall value, the Company believes that investors consider the metric to be extremely useful.
Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$209,964	$76,530	$699	$287,193

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$386,441	$168,094	$1,188	$555,723

Three Months Ended June 30, 2016
Adjusted EBITDA by segment
Radio Station Group	$59,321
Westwood One	12,928
Segment Adjusted EBITDA	72,249
Adjustments
Corporate and other	(9,069)
Income tax expense	(1,249)
Non operating expense, including net interest expense	(34,350)
LMA fees	(2,482)
Depreciation and amortization	(22,969)
Stock-based compensation expense	(790)
Gain on sale of assets or stations	3,146
Impairment of intangible assets	(1,816)
Acquisition-related and restructuring costs	(1,421)
Franchise and state taxes	(183)
Consolidated net income	$1,066

Six Months Ended June 30, 2016
Adjusted EBITDA by segment
Radio Station Group	$103,041
Westwood One	20,687
Segment Adjusted EBITDA	123,728
Adjustments
Corporate and other	(18,614)
Income tax benefit	7,884
Non operating expense, including net interest expense	(68,026)
LMA fees	(7,870)
Depreciation and amortization	(46,066)
Stock-based compensation expense	(1,668)
Gain on sale of assets or stations	3,141
Impairment of intangible assets	(1,816)
Acquisition-related and restructuring costs	(3,687)
Franchise and state taxes	(369)
Consolidated net loss	$(13,363)

	Three Months Ended June 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$209,498	$88,767	$1,069	$299,334

	Six Months Ended June 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$385,166	$183,316	$1,931	$570,413

Three Months Ended June 30, 2015
Adjusted EBITDA by segment
Radio Station Group	$71,033
Westwood One	18,512
Segment Adjusted EBITDA	89,545
Adjustments
Corporate and other	(8,730)
Income tax expense	(12,692)
Non operating expense, including net interest expense	(23,012)
LMA fees	(2,572)
Depreciation and amortization	(25,724)
Stock-based compensation expense	(3,880)
Gain on sale of assets or stations	84
Impairment charges - equity interest in Pulser Media Inc.	(1,056)
Acquisition-related and restructuring costs	603
Franchise and state taxes	(267)
Consolidated net income	$12,299

Six Months Ended June 30, 2015
Adjusted EBITDA by segment
Radio Station Group	$116,449
Westwood One	26,936
Segment Adjusted EBITDA	143,385
Adjustments
Corporate and other	(17,907)
Income tax expense	(2,335)
Non operating expense, including net interest expense	(57,259)
LMA fees	(5,070)
Depreciation and amortization	(51,035)
Stock-based compensation expense	(7,743)
Loss on sale of assets or stations	(735)
Impairment charges - equity interest in Pulser Media Inc.	(1,056)
Acquisition-related and restructuring costs	603
Franchise and state taxes	(564)
Consolidated net income	$284

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors including, but not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the fair value of our investments, the timing of, and our ability to complete any acquisitions or dispositions pending from time to time, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, our ability to meet the listing standards for our Class A common stock to be listed for trading on the NASDAQ stock market, the write off of a material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and any subsequently filed Forms 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matterscould significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices for the 245 million people reached each week through its 452 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with our Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make us one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, we are the nation's leading provider of country music and lifestyle content through our NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Operating Overview

We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue streams, designed to reduce our dependence on any single demographic, region or industry. As a leader in the radio broadcast industry, we provide exclusive content that is fully distributed through our 452 owned-and-operated stations in 90 U.S. media markets, more than 8,200 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 14.6 million page views from approximately 7.0 million unique users on a monthly basis and stream music to approximately 4.6 million users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
We further believe that our capital structure provides adequate liquidity for us to operate and grow our current business.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the near-term future will be for substantially similar matters.
Our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. We continually monitor our funding needs and from time to time have evaluated, and expect that we will continue to evaluate opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our funding strategy, we have entered into various agreements intended to provide stability to our balance sheet and supplement our cash flows. We are party to an Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
The Company's Senior Notes mature on May 1, 2019. If 91 days prior to the stated maturity date of the Senior Notes (the "Springing Maturity Date") the aggregate principal amount of Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the Springing Maturity Date.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at June 30, 2016 was 5.00 to 1, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of June 30, 2016, our actual leverage ratio was in excess of the required ratio. If we accessed borrowings under the Revolving Credit Facility, we would be required to comply with such ratio.
We have also entered into a 5-year, $50.0 million revolving accounts receivable securitization facility, dated as of December 6, 2013 (the “Securitization Facility”) with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company may sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the

Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013.
At June 30, 2016, our long-term debt consisted of $1.839 billion outstanding under the Term Loan maturing in December 2020 and $610.0 million in 7.75% Senior Notes maturing in May 2019. At June 30, 2016, Term loan borrowings bore interest at 4.25% per annum. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.

We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of June 30, 2016, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we do not have access to borrowings under the Revolving Credit Facility, will be sufficient to satisfy our anticipated funding needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
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
We continually evaluate potential transactions and initiatives related to our capital structure that could reduce future interest requirements and amounts due at the maturity on our debt. For example, we have previously sought and in the future may from time to time seek, to refinance, retire, redeem, or repurchase our outstanding debt at or prior to its stated maturity through cash purchases and/or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise, as well as equity or debt issuances, debt refinancing transactions (including extensions of maturity dates), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. The amounts involved in any such transactions could be material and the specific timing, amount and terms of any such transactions, if any, would depend on prevailing market conditions, our liquidity sources and requirements, our business and financial performance, contractual and regulatory restrictions and other factors that may be applicable from time to time, and may be commenced or suspended at any time. There can be no guarantee that any such transactions or initiatives would ultimately be successful or produce the desired outcome, which could ultimately affect us in a material and adverse manner.
As previously disclosed, we engaged in discussions with certain holders (the "Noteholders") of our 7.75% Senior Notes regarding a potential exchange transaction (the “Exchange”). We continue to engage in these discussions. There is no assurance that the Exchange will take place on the same or similar terms as previously disclosed, on different terms or at all.
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
On May 3, 2016 we received approval from NASDAQ to transfer the listing of our Class A common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market. This provides us an additional 180 calendar days to comply with the Rule in order for our Class A common stock to remain listed on the NASDAQ Capital Market. Should we not regain compliance with this listing rule, we intend to evaluate all potential alternatives, which could include implementing a reverse stock split. Our inability to maintain the listing of our common stock on any NASDAQ market may adversely affect the liquidity and market price of our common stock.
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

Advertising Revenue and Adjusted EBITDA
Our primary source of revenue is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty, and we believe that the diversification of our formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format as a substantial portion of our revenue comes from non-music format and proprietary content. In addition, we believe that the platform that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue streams as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each program has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff.
In addition to local and regional advertising revenues, we monetize our available inventory in both national spot and network sales marketplaces using our national platform. To effectively deliver our network advertising for our customers, we distribute content and programming through third party affiliates in order to achieve a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach those demographic groups on a national basis.
In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $8.3 million, $18.2 million, $7.4 million and $17.6 million for the three and six months ended June 30, 2016 and 2015, respectively.
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
Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, is commonly employed by the investment community as a measure for determining the market value of a media company.

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

Consolidated Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2016	2015	2016	2015
STATEMENT OF OPERATIONS DATA:
Net revenue	$287,193	$299,334	$555,723	$570,413	(4.1)%	(2.6)%
Content costs	97,133	91,019	197,178	191,826	6.7%	2.8%
Selling, general & administrative expenses	117,860	118,548	235,087	234,855	(0.6)%	0.1%
Depreciation and amortization	22,969	25,724	46,066	51,035	(10.7)%	(9.7)%
LMA fees	2,482	2,572	7,870	5,070	(3.5)%	55.2%
Corporate expenses (including stock-based compensation expense)	11,414	12,496	24,068	25,963	(8.7)%	(7.3)%
(Gain) loss on sale of assets or stations	(3,146)	(84)	(3,141)	735	**	**
Impairment of intangible assets and goodwill	1,816	—	1,816	—	**	**
Impairment charges - equity interest in Pulser Media Inc.	—	1,056	—	1,056	**	**
Operating income	36,665	48,003	46,779	59,873	(23.6)%	**
Interest expense	(34,486)	(35,412)	(68,967)	(70,396)	(2.6)%	(2.0)%
Interest income	140	27	225	385	**	(41.6)%
Other (expense) income, net	(4)	12,373	716	12,757	(100.0)%	(94.4)%
Income (loss) before income taxes	2,315	24,991	(21,247)	2,619	90.7%	**
Income tax (expense) benefit	(1,249)	(12,692)	7,884	(2,335)	(90.2)%	**
Net income (loss)	$1,066	$12,299	$(13,363)	$284	(91.3)%	**
KEY FINANCIAL METRIC:
Adjusted EBITDA	$63,180	$80,815	$105,114	$125,478	(21.8)%	(16.2)%

** Calculation is not meaningful

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Net Revenue
Net revenue for the three months ended June 30, 2016 decreased $12.1 million, or 4.1%, to $287.2 million, compared to $299.3 million for the three months ended June 30, 2015. The decrease resulted from decreases of $9.7 million, $1.2 million and $2.3 million in broadcasting advertising, digital advertising and license fees and other revenue, respectively, partially offset by an increase of $1.0 million in political advertising revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.

Content costs for the three months ended June 30, 2016 increased by $6.1 million, or 6.7%, to $97.1 million, compared to $91.0 million for the three months ended June 30, 2015. The increase was primarily driven by an increase in music license fees of $5.1 million, of which $3.6 million was a one time correction for expenses that occurred in prior periods. The remainder of the increase was attributed to other programming related expenses of $1.0 million.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses in our markets.
Selling, general & administrative expenses for the three months ended June 30, 2016 remained relatively flat decreasing by $0.7 million, or 0.6%, to $117.9 million compared to $118.5 million for the three months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2016 decreased $2.8 million, or 10.7%, to $23.0 million, compared to $25.7 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended June 30, 2016 decreased $1.1 million, or 8.7%, to $11.4 million, compared to $12.5 million for the three months ended June 30, 2015. The decrease was related to lower compensation costs which was primarily due to a decrease in stock-based compensation expense.

Impairment of Intangible Assets and Goodwill

During the three months ended June 30, 2016, we recorded an impairment charge to our definite-lived intangible assets of $1.8 million related to the re-positioning of the print publication of NASH Country Weekly to a digital only publication. There were no similar impairments for the three months ended June 30, 2015.

Impairment Charges - Equity Interest In Pulser Media Inc.

Impairment charges on the equity interest in Pulser Media Inc. were $1.1 million for the three months ended June 30, 2015. There were no impairment charges on the equity interest in Pulser Media Inc. for the three months ended June 30, 2016.

(Gain) Loss on Sale of Assets or Stations

During the three months ended June 30, 2016, we recorded a gain on sale of assets or stations of $3.1 million primarily related to the gain on the sale of two stations that were previously held in trust. During the three months ended June 30, 2015, we recorded a gain on sale of assets or stations of $0.1 million.
Interest Expense
Total interest expense for the three months ended June 30, 2016 decreased $0.9 million, or 2.6%, to $34.5 million compared to $35.4 million for the three months ended June 30, 2015. Interest expense associated with outstanding debt decreased by $0.7 million to $31.5 million as compared to $32.2 million in the prior year period as a result of less outstanding total debt as a result of less total debt outstanding.

The following summary details the components of our interest expense (dollars in thousands):

	Three Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	19,756	20,453	(697)	(3.4)%
Other, including debt issue cost amortization	2,911	3,140	(229)	(7.3)%
Interest expense	$34,486	$35,412	$(926)	(2.6)%
Income Taxes
For the three months ended June 30, 2016, the Company recorded an income tax expense of $1.2 million on pre-tax income of $2.3 million, resulting in an effective tax rate for the three months ended June 30, 2016 of approximately 54.0%. For the three months ended June 30, 2015, the Company recorded an income tax expense of $12.7 million on pre-tax income of $25.0 million, resulting in an effective tax rate for the three months ended June 30, 2015 of approximately 50.8%.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended June 30, 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non deductible items.
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
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("ASC 740"). As of June 30, 2016, the Company continues to maintain a valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2016 decreased $17.6 million to $63.2 million from $80.8 million for the three months ended June 30, 2015.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		% Change Three Months Ended
	2016	2015
Net income	$1,066	$12,299	(91.3)%
Income tax expense	1,249	12,692	(90.2)%
Non-operating expenses, including interest expense	34,350	23,012	49.3%
LMA fees	2,482	2,572	(3.5)%
Depreciation and amortization	22,969	25,724	(10.7)%
Stock-based compensation expense	790	3,880	(79.6)%
Gain on sale of assets or stations	(3,146)	(84)	**
Impairment of intangible assets and goodwill	1,816	—	**
Impairment charges - equity interest in Pulser Media Inc.	—	1,056	**
Acquisition-related and restructuring costs	1,421	(603)	**
Franchise and state taxes	183	267	(31.5)%
Adjusted EBITDA	$63,180	$80,815	(21.8)%

** Calculation is not meaningful

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Revenue
Net revenue for the six months ended June 30, 2016 decreased $14.7 million, or 2.6%, to $555.7 million, compared to $570.4 million for the six months ended June 30, 2015. The decrease resulted from decreases of $10.2 million, $0.9 million and $7.1 million in broadcasting advertising, digital advertising and license fees and other revenue, respectively, partially offset by an increase of $3.5 million in political advertising revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the six months ended June 30, 2016 increased by $5.4 million, or 2.8%, to $197.2 million, compared to $191.8 million for the six months ended June 30, 2015. The increase was driven by increases in music license fees of $4.6 million, $3.2 million of which was a one time correction for expenses that occurred in prior periods. The remainder of the increase was attributed to other programming related expenses of $0.8 million.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Selling, general & administrative expenses for the six months ended June 30, 2016 remained relatively flat increasing by $0.2 million, or 0.1%, to $235.1 million compared to $234.9 million for the six months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2016 decreased $5.0 million, or 9.7%, to $46.1 million, compared to $51.0 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.

Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the six months ended June 30, 2016 decreased $1.9 million, or 7.3%, to $24.1 million, compared to $26.0 million for the six months ended June 30, 2015. The decrease was related to lower compensation costs which was primarily due to a decrease in stock-based compensation expense.
Impairment of Intangible Assets and Goodwill

During the six months ended June 30, 2016, we recorded an impairment charge to our definite-lived intangible assets of $1.8 million related to the re-positioning of the print publication of NASH Country Weekly to a digital only publication. There were no similar impairments for the six months ended June 30, 2015
Impairment Charges - Equity Interest In Pulser Media Inc.

Impairment charges on the equity interest in Pulser Media Inc. were $1.1 million for the six months ended June 30, 2015. There were no impairment charges on the equity interest in Pulser Media Inc. for the six months ended June 30, 2016.
(Gain) Loss on Sale of Assets or Stations

During the six months ended June 30, 2016, we recorded a gain on sale of assets or stations of $3.1 million primarily related to the gain on the sale of two stations that were previously held in trust. During the six months ended June 30, 2015, we recorded a loss on sale of assets or stations of $0.7 million.
Interest Expense
Total interest expense for the six months ended June 30, 2016 decreased $1.4 million, or 2.0%, to $69.0 million compared to $70.4 million for the six months ended June 30, 2015. Interest expense associated with outstanding debt decreased by $1.2 million to $63.1 million as compared to $64.3 million in the prior year period as a result of less total debt outstanding.
The following summary details the components of our interest expense (dollars in thousands):

	Six Months Ended June 30,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$23,638	$23,638	$—	—%
Bank borrowings – term loans and revolving credit facilities	39,512	40,682	(1,170)	(2.9)%
Other, including debt issue cost amortization	5,817	6,076	(259)	(4.3)%
Interest expense	$68,967	$70,396	$(1,429)	(2.0)%
Income Taxes
For the six months ended June 30, 2016, the Company recorded an income tax benefit of $7.9 million on a pre-tax loss of $21.2 million, resulting in an effective tax rate for the six months ended June 30, 2016 of approximately 37.1%. For the six months ended June 30, 2015, the Company recorded an income tax expense of $2.3 million on pre-tax income of $2.6 million, resulting in an effective tax rate for the six months ended June 30, 2015 of approximately 88.5%.
The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non deductible items.
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

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2016 decreased $20.4 million to $105.1 million from $125.5 million for the six months ended June 30, 2015.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,		% Change Six Months Ended
	2016	2015
Net (loss) income	$(13,363)	$284	**
Income tax (benefit) expense	(7,884)	2,335	**
Non-operating expenses, including interest expense	68,026	57,259	18.8%
LMA fees	7,870	5,070	55.2%
Depreciation and amortization	46,066	51,035	(9.7)%
Stock-based compensation expense	1,668	7,743	(78.5)%
(Gain) loss on sale of assets or stations	(3,141)	735	**
Impairment of intangible assets and goodwill	1,816	—	**
Impairment charges - equity interest in Pulser Media Inc.	—	1,056	**
Acquisition-related and restructuring costs	3,687	(603)	**
Franchise and state taxes	369	564	(34.6)%
Adjusted EBITDA	$105,114	$125,478	(16.2)%

** Calculation is not meaningful

Segment Results of Operations
During the first quarter of 2016 we modified our management reporting framework affecting how we evaluate operating performance and internally report financial information. This modification resulted in a reorganization of our reportable segments. Prior to this reorganization, we operated in one reportable business segment which consisted of, radio broadcasting, advertising and related services. We now operate in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by our chief operating decision maker. Historical information included in these financial statements has been revised to reflect the change to two segments, with no impact to previously disclosed consolidated financial results.
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
The Company operates two reportable segments, the Radio Station Group and Westwood One. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. Westwood One revenue is generated primarily through network advertising.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$209,964	$76,530	$699	$287,193
% of total revenue	73.1%	26.7%	0.2%	100.0%
$ change from three months ended June 30, 2015	466	(12,237)	(370)	(12,141)
% change from three months ended June 30, 2015	0.2%	(13.8)%	(34.6)%	(4.1)%

	Three Months Ended June 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$209,498	$88,767	$1,069	$299,334
% of total revenue	70.0%	29.6%	0.4%	100.0%
Net revenue for the three months ended June 30, 2016 decreased $12.1 million, or 4.1%, to $287.2 million, compared to $299.3 million for the three months ended June 30, 2015. The decrease resulted from decreases of $12.2 million and $0.4 million in Westwood One and corporate and other revenue, respectively, partially offset by an increase of $0.5 million in Radio Station Group. The decrease in revenue at Westwood One was a result of a decline in national broadcasting revenue.

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$59,321	$12,928	$(9,069)	$63,180
$ change from three months ended June 30, 2015	(11,712)	(5,584)	(339)	(17,635)
% change from three months ended June 30, 2015	(16.5)%	(30.2)%	(3.9)%	(21.8)%

	Three Months Ended June 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$71,033	$18,512	$(8,730)	$80,815
Adjusted EBITDA for the three months ended June 30, 2016 decreased $17.6 million or 21.8% to $63.2 million from $80.8 million for the three months ended June 30, 2015. The decrease resulted from Adjusted EBITDA decreases of $11.7 million, $5.6 million and $0.3 million at the Radio Station Group, Westwood One and Corporate and Other, respectively. The decrease in Adjusted EBITDA for the Radio Station Group was caused by an increase in operating expenses as revenue for the quarter was flat. The decrease in Adjusted EBITDA at Westwood One was caused by a decrease in revenue which was partially offset by a reduction in operating expenses.

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$386,441	$168,094	$1,188	$555,723
% of total revenue	69.5%	30.2%	0.3%	100.0%
$ change from six months ended June 30, 2015	1,275	(15,222)	(743)	(14,690)
% change from six months ended June 30, 2015	0.3%	(8.3)%	(38.5)%	(2.6)%

	Six Months Ended June 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$385,166	$183,316	$1,931	$570,413
% of total revenue	67.5%	32.2%	0.3%	100.0%
Net revenue for the six months ended June 30, 2016 decreased $14.7 million, or 2.6%, to $555.7 million, compared to $570.4 million for the six months ended June 30, 2015. The decrease resulted from decreases of $15.2 million and $0.7 million in Westwood One and corporate and other revenue, respectively, partially offset by an increase of $1.3 million in Radio Station Group.

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$103,041	$20,687	$(18,614)	$105,114
$ change from six months ended June 30, 2015	(13,408)	(6,249)	(707)	(20,364)
% change from six months ended June 30, 2015	(11.5)%	(23.2)%	3.9%	(16.2)%

	Six Months Ended June 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$116,449	$26,936	$(17,907)	$125,478
Adjusted EBITDA for the six months ended June 30, 2016 decreased $20.4 million or 16.2% to $105.1 million from $125.5 million for the six months ended June 30, 2015. The decrease resulted from Adjusted EBITDA decreases of $13.4 million, $6.2 million and $0.7 million at the Radio Station Group, Westwood One and Corporate and Other, respectively. The decrease in Adjusted EBITDA for the Radio Station Group was caused by to an increase in operating expenses, partially offset by a small increase in revenue. The decrease in Adjusted EBITDA at Westwood One was due to a decrease in revenue which was partially offset by a reduction in operating expenses.

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$25,010	$35,724
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, net cash provided by operating activities decreased $10.7 million. The decrease was primarily because of a decrease in operating cash flows from changes in our assets and liabilities of $28.6 million partially offset by a decrease in operating cash flows from net income and adjustments for deprecation and amortization of intangibles and debt issuance costs/discounts, deferred income taxes and stock-based compensation expense of $39.3 million.
Cash Flows Used in Investing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash used in investing activities	$(6,872)	$(10,171)
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, net cash used in investing activities decreased $3.3 million. Capital expenditures for the six months ended June 30, 2016 totaled $11.5 million primarily related to investments in a new office and studio facility in our Chicago market and ongoing maintenance and other routine expenditures. Capital expenditures for the six months ended June 30, 2015 totaled $14.9 million and related to investments in a new office and studio facility in our San Francisco market, computer upgrades across our broadcast platform, and ongoing maintenance and other routine expenditures. Capital expenditures in both periods were partially offset by proceeds from the sales of stations previously held in trust.
Cash Flows Provided by (Used in) Financing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash provided by (used in) financing activities	$3	$(90)
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, net cash used in financing activities increased $0.1 million.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleges, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit has been stayed pending an appeal before the Second Circuit involving unrelated third-parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law.

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
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any such known claim or lawsuit will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2016, we did not purchase any shares of our Class A Common Stock.

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

CUMULUS MEDIA INC.

Date: August 4, 2016	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.