Form 10-Q
period 2016-09-30
CUMULUS MEDIA INC
filed 2016-11-08
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2016, the registrant had 29,305,476 outstanding shares of common stock consisting of: (i) 29,224,867 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$157,601	$31,657
Restricted cash	4,550	7,981
Accounts receivable, less allowance for doubtful accounts of $5,207 and $4,923 at September 30, 2016 and December 31, 2015, respectively	220,423	243,428
Trade receivable	4,959	4,146
Assets held for sale	30,150	45,157
Prepaid expenses and other current assets	36,075	26,906
Total current assets	453,758	359,275
Property and equipment, net	162,692	169,437
Broadcast licenses	1,577,001	1,578,066
Other intangible assets, net	128,432	174,530
Goodwill	703,354	703,354
Other assets	26,027	17,726
Total assets	$3,051,264	$3,002,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,753	$118,396
Trade payable	4,757	4,374
Total current liabilities	111,510	122,770
Term loan, net of debt issuance costs/discounts of $32,061 and $37,524 at September 30, 2016 and December 31, 2015, respectively	1,806,879	1,801,416
7.75% senior notes, net of debt issuance costs of $6,796 and $8,515 at September 30, 2016 and December 31, 2015, respectively	603,204	601,485
Other liabilities	37,309	44,804
Deferred income taxes	440,967	415,881
Total liabilities	2,999,869	2,986,356
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 and 31,987,862 shares issued, and 29,224,867 and 29,182,118 shares outstanding, at September 30, 2016 and December 31, 2015, respectively	292	292
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at both September 30, 2016 and December 31, 2015	1	1
Treasury stock, at cost, 2,806,187 and 2,805,743 shares at September 30, 2016 and December 31, 2015, respectively	(229,310)	(229,310)
Additional paid-in-capital	1,624,298	1,621,893
Accumulated deficit	(1,343,886)	(1,376,844)
Total stockholders’ equity	51,395	16,032
Total liabilities and stockholders’ equity	$3,051,264	$3,002,388
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$286,136	$289,441	$841,859	$859,854
Operating expenses:
Content costs	115,348	94,829	312,526	286,655
Selling, general & administrative expenses	117,387	115,562	352,474	350,417
Depreciation and amortization	21,957	25,547	68,023	76,582
LMA fees	2,481	2,515	10,351	7,585
Corporate expenses (including stock-based compensation expense of $735, $12,304, $2,403 and $20,047,respectively)	9,960	34,253	34,028	60,211
(Gain) loss on sale of assets or stations	(94,014)	57	(97,155)	792
Impairment of intangible assets and goodwill	—	565,584	1,816	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	18,308	—	19,364
Total operating expenses	173,119	856,655	682,063	1,367,190
Operating income (loss)	113,017	(567,214)	159,796	(507,336)
Non-operating (expense) income:
Interest expense	(34,929)	(35,691)	(103,896)	(106,087)
Interest income	139	22	364	407
Other income (expense), net	882	(151)	1,598	12,601
Total non-operating expense, net	(33,908)	(35,820)	(101,934)	(93,079)
Income (loss) before income taxes	79,109	(603,034)	57,862	(600,415)
Income tax (expense) benefit	(32,788)	60,855	(24,904)	58,520
Net income (loss)	$46,321	$(542,179)	$32,958	$(541,895)
Basic and diluted income (loss) per common share (see Note 8, “Earnings (Loss) Per Share”):
Basic: Income (loss) per share	$1.58	$(18.57)	$1.12	$(18.58)
Diluted: Income (loss) per share	$1.58	$(18.57)	$1.12	$(18.58)
Weighted average basic common shares outstanding	29,275,111	29,194,508	29,268,885	29,165,188
Weighted average diluted common shares outstanding	29,275,111	29,194,508	29,268,885	29,165,188
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,958	$(541,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,023	76,582
Amortization of debt issuance costs/discounts	7,325	7,112
Provision for doubtful accounts	1,188	2,417
(Gain) loss on sale of assets or stations	(97,155)	792
Impairment of intangible assets and goodwill	1,816	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	19,364
Deferred income taxes	25,086	(58,520)
Stock-based compensation expense	2,403	20,047
Changes in assets and liabilities:
Accounts receivable	21,817	17,790
Trade receivable	(813)	(2,146)
Prepaid expenses and other current assets	(9,169)	(1,615)
Other assets	(8,444)	(2,508)
Accounts payable and accrued expenses	(5,643)	(5,519)
Trade payable	383	668
Other liabilities	(7,496)	(9,964)
Net cash provided by operating activities	32,279	88,189
Cash flows from investing activities:
Restricted cash	3,431	1,633
Proceeds from sale of assets or stations	106,935	3,055
Capital expenditures	(16,704)	(15,817)
Net cash provided by (used in) investing activities	93,662	(11,129)
Cash flows from financing activities:
Tax withholding payments on behalf of employees	—	(93)
Proceeds from exercise of warrants	3	7
Net cash provided by (used in) financing activities	3	(86)
Increase in cash and cash equivalents	125,944	76,974
Cash and cash equivalents at beginning of period	31,657	7,271
Cash and cash equivalents at end of period	$157,601	$84,245
Supplemental disclosures of cash flow information:
Interest paid	$83,122	$84,998
Income taxes paid	3,814	3,359
Supplemental disclosures of non-cash flow information:
Trade revenue	$26,493	$25,317
Trade expense	25,593	23,968
Equity interest in Pulser Media Inc.	—	2,025
Transfer of deposit from escrow - Los Angeles land and building sale	6,000	—

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
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media (NASDAQ:CMLS) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its approximately 450 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2015 condensed balance sheet data was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and nine months ended September 30, 2016, the cash flows for the nine months ended September 30, 2016 and the Company’s financial condition as of September 30, 2016, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2016.
Reverse Stock Split
On October 12, 2016, the Company effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and strike price of the Company's outstanding stock options and warrants were adjusted proportionally, as appropriate. The par value of the Company's common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share amounts contained within the accompanying unaudited condensed consolidated financial statements and these footnotes have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.
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

Reportable Segments
During the first quarter of 2016 the Company modified its management reporting framework affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of the Company's reportable segments. Prior to this reorganization, the Company operated in one reportable business segment which consisted of radio broadcasting, advertising and related services. The Company now operates in two reportable segments, the Radio Station Group and Westwood One, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Historical information included in these financial statements has been revised to reflect the change to two segments, with no impact to previously disclosed consolidated results (See Note 3, "Intangible Assets and Goodwill" and Note 12, "Segment Data").
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
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. The identified asset has been classified as held for sale in the accompanying unaudited condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. The estimated fair value of the land to be disposed of is in excess of its carrying value.
Dispositions

On August 30, 2016, the Company completed the sale of certain land and buildings in Los Angeles for $110.6 million in cash. In conjunction with this sale, the Company recorded a net gain of $94.0 million, which is included in (gain) loss on sale of assets or stations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016. The identified assets were classified as held for sale in the accompanying December 31, 2015 unaudited condensed consolidated balance sheet.
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
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. These amendments should standardize the timing and content of footnote disclosures. The amendments in this ASU are effective for public and nonpublic entities for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements and disclosures.
ASU 2016-01. In January 2016, the FASB issued ASU 2016-01. The amendments in this ASU enhance the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
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
ASU 2016-09. In March 2016, the FASB issued ASU 2016-09. The amendments in this ASU provide guidance for employee share-based payment accounting. This update removes the requirement that reporting entities present tax benefits as excess cash flows from financing activities and cash flows from operating activities. As a result of this amendment, cash flows related to excess tax benefits will be classified only in operating activities. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
ASU 2016-15. In August 2016, the FASB issued ASU 2016-15. The amendments in the ASU provide guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact of its business practices, financial condition, results of operation or disclosures.
ASU 2016-16. In October 2016, the FASB issued ASU 2016-16. The amendments in the ASU provide guidance for the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact of its business practices, financial condition, results of operation or disclosures.

2. Restricted Cash
As of September 30, 2016 and December 31, 2015, the Company’s balance sheet included approximately $4.6 million and $8.0 million, respectively, in restricted cash. At September 30, 2016 and December 31, 2015, the Company held $4.0 million and $7.4 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies. In addition, $0.6 million at each date related to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's banks' internal policies with respect to cash.

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
A significant portion of the Company's intangible assets are comprised of indefinite-lived assets including broadcast licenses and goodwill acquired through acquisitions. The Company performs its annual impairment testing of broadcast licenses and goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that broadcast licenses or goodwill may be impaired. The Company performs the goodwill test at the reporting unit level. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred.
The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of September 30, 2016 to necessitate an interim impairment test as of such date, and the fair value of such assets continued to exceed their carrying value.

During the second quarter of 2016, the Company recorded an impairment charge to its definite-lived intangible assets of $1.8 million for all customer lists and trademark definite-lived intangible assets related to the print publication of NASH Country Weekly as the Company re-positioned the print publication to a digital only medium. There were no similar impairments in 2015.

There were no changes in goodwill during the nine month period ended September 30, 2016.

During the three months ended September 30, 2015, the Company recorded impairment charges of $549.7 million and $15.9 million related to goodwill and indefinite-lived assets (FCC Licenses), respectively because of declines in the Company's stock price and operating results. There were no impairment charges during the three months ended September 30, 2016. Estimating the fair value of reporting units require significant judgments including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. Any adverse changes in these estimates and assumptions could result in materially different determinations of fair value, and could result in the Company recording goodwill impairment at a future reporting date, which charges could be material. In addition, if market conditions or operational performance of any of the Company's reporting units were to deteriorate, and there was no expectation that conditions or their performance would improve within a reasonable period of time, or if an event were to occur or circumstances change that would reduce the fair value of a reporting unit's goodwill below the amounts reflected in the balance sheet, the Company may be required to recognize an impairment charge in future periods, which could be material.

The following tables present goodwill and accumulated impairment losses on a segment and consolidated basis as of December 31, 2015 and September 30, 2016 (dollars in thousands):
Radio Station Group

Goodwill:
Balance as of December 31, 2015:
Goodwill	$1,278,526
Accumulated impairment losses	(710,386)
Total	$568,140
Balance as of September 30, 2016:
Goodwill	1,278,526
Accumulated impairment losses	(710,386)
Total	$568,140
Westwood One

Goodwill:
Balance as of December 31, 2015:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of September 30, 2016:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:
Balance as of December 31, 2015:
Goodwill	$1,582,806
Accumulated impairment losses	(879,452)
Total	$703,354
Balance as of September 30, 2016:
Goodwill	1,582,806
Accumulated impairment losses	(879,452)
Total	$703,354

The following table presents the changes in intangible assets, other than goodwill, on a consolidated basis during the period December 31, 2015 to September 30, 2016, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of December 31, 2015	$1,578,066	$174,530	$1,752,596
Dispositions	(1,065)	—	(1,065)
Impairment losses	—	(1,816)	(1,816)
Amortization	—	(44,282)	(44,282)
Balance as of September 30, 2016	$1,577,001	$128,432	$1,705,433

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Term Loan:
Term loan	$1,838,940	$1,838,940
Less: unamortized term loan discount and debt issuance costs	(32,061)	(37,524)
Total Term Loan	1,806,879	1,801,416
7.75% senior notes:	610,000	610,000
Less: unamortized debt issuance costs	(6,796)	(8,515)
Total 7.75% senior notes	603,204	601,485
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,410,083	$2,402,901
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
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. The Company's 7.75% Senior Notes (defined below) mature on May 1, 2019. If 91 days prior to the stated maturity date of the 7.75% Senior Notes (the "Springing Maturity Date") the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the Springing Maturity Date.
At September 30, 2016, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at September 30, 2016 was 5.0 to 1, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with such ratio. However, as of September 30, 2016, the Company's actual leverage ratio was in excess of that ratio.

Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets (excluding the Company’s accounts receivable collateralizing the Company's revolving accounts receivable securitization facility (the “Securitization Facility”) with Wells Fargo Capital Finance ("Wells Fargo") as described below) in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
At September 30, 2016 and December 31, 2015, the Company had $1.839 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At September 30, 2016, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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
At September 30, 2016 and December 31, 2015, there were no amounts outstanding under the Securitization Facility.
Amortization of Debt Discount and Debt Issuance Costs
For the three and nine months ended September 30, 2016, the Company recorded an aggregate of $2.5 million and $7.3 million of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility. For the three and nine months ended September 30, 2015, the Company recorded an aggregate of $2.4 million and $7.1 million, respectively, of amortization of debt discount and debt issuance costs related to its Term Loan, 7.75% Senior Notes, and Securitization Facility.

5. Fair Value Measurements
The three levels of the fair value hierarchy to be applied when determining fair value of financial instruments are described below:
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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	September 30, 2016	December 31, 2015
Term Loan:
Gross value	$1,838,940	$1,838,940
Fair value - Level 2	1,287,258	1,360,816
7.75% Senior Notes:
Gross value	$610,000	$610,000
Fair value - Level 2	254,675	204,350
As of September 30, 2016, the Company used trading prices of 70.00% to calculate the level 2 fair value of the Term Loan and 41.75% to calculate the level 2 fair value of the 7.75% Senior Notes.
As of December 31, 2015, the Company used trading prices of 74.00% to calculate the level 2 fair value of the Term Loan and 33.50% to calculate the level 2 fair value of the 7.75% Senior Notes.

6. Stockholders’ Equity
For information on the Company's October 12, 2016 Reverse Stock Split and the resulting adjustments to authorized, issued and outstanding common stock, warrants and options, see Note 1, "Description of Business, Interim Financial Data and Basis of Presentation: Reverse Stock Split."
The Company is authorized to issue an aggregate of 268,830,609 shares of stock divided into four classes consisting of: (i) 93,750,000 shares designated as Class A common stock, (ii) 75,000,000 shares designated as Class B common stock, (iii) 80,609 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.
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
As of September 30, 2016 there were no shares of Class B common stock issued or outstanding.

2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 156,250 shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of such warrants were converted during the three or nine months ended September 30, 2016 and, as of such date, 40,057 2009 Warrants remained outstanding.
Company Warrants
As a component of the Company's September 16, 2011 acquisition of Citadel Broadcasting Corporation (the "Citadel Merger") and the related financing transactions, the Company issued warrants to purchase an aggregate of 9.0 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The number of shares for which the Company Warrants are exercisable is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and certain other similar events. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
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
No Company Warrants were exercised during the three months ended September 30, 2016, and during the nine months ended September 30, 2016, 43,192 Company Warrants were exercised for shares of Class A common stock. At September 30, 2016, 31,955 Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted, of $34.56 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other similar events. As of September 30, 2016, all 1.0 million Crestview Warrants remained outstanding.

7. Stock-Based Compensation Expense

The Company uses the Black-Scholes option pricing model to estimate the fair value on the date of grant of stock options issued. The determination of the fair value of stock options is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date fair value of the shares awarded. To the extent non-vested restricted stock awards include performance or market conditions management examines the requisite service period to recognize the cost associated with the award. There were no changes to the Black-Scholes calculations or assumptions during the year.

On May 14, 2015, the Company granted 30,365 shares of time-vesting restricted Class A common stock, with a grant date aggregate fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.

During the nine months ended September 30, 2016, the Company granted 383,375 stock options with a grant date aggregate fair value of $0.5 million. During the nine months ended September 30, 2015, the Company granted 83,750 stock options with a grant date aggregate fair value of $1.1 million. The options granted in both periods range in exercise price from $2.48 to $34.72 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and nine months ended September 30, 2016, the Company recognized approximately $0.7 million and $2.4 million in stock-based compensation expense related to equity awards. For the three and nine months ended September 30, 2015, the Company recognized approximately $12.3 million and $20.0 million in stock-based compensation expense related to equity awards.
As of September 30, 2016, unrecognized stock-based compensation expense of approximately $4.1 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.67 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
There were no stock options exercised during the three or nine months ended September 30, 2016 or September 30, 2015.

8. Earnings (Loss) Per Share
For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. In accordance with, ASC Topic 260, "Earnings per Share," the presentation of basic and diluted EPS is required only for common stock and not for participating securities.
Non-vested restricted shares of Class A common stock are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income (loss). In addition, Company Warrants are accounted for as participating securities, as holders of such Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company's earnings concurrently with such distributions made to the holders of Class A common stock.
Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income (loss) after any allocation for preferred stock dividends between each class of common stock on an equal basis per share. In accordance with the two-class method, earnings applicable to the non-vested restricted shares of Class A common stock and Company Warrants are excluded from the computation of basic EPS.
Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock to the extent that each security may share in earnings, as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each class of common stock equally per share. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$46,321	$(542,179)	$32,958	$(541,895)
Less:
Participation rights of the Company Warrants in undistributed earnings	50	—	43	—
Participation rights of unvested restricted stock in undistributed earnings	48	—	34	—
Basic undistributed net income (loss) attributable to common shares	$46,223	$(542,179)	$32,881	$(541,895)
Denominator:
Basic weighted average shares outstanding	29,275	29,195	29,269	29,165
Basic undistributed net income (loss) per share attributable to common shares	$1.58	$(18.57)	$1.12	$(18.58)
Diluted Earnings (Loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$46,321	$(542,179)	$32,958	$(541,895)
Less:
Participation rights of the Company Warrants in undistributed net earnings	50	—	43	—
Participation rights of unvested restricted stock in undistributed earnings	48	—	34	—
Basic undistributed net income (loss) attributable to common shares	$46,223	$(542,179)	$32,881	$(541,895)
Denominator:
Basic weighted average shares outstanding	29,275	29,195	29,269	29,165
Effect of dilutive stock options, warrants and restricted stock	—	—	—	—
Diluted weighted average shares outstanding	29,275	29,195	29,269	29,165
Diluted undistributed net income (loss) per share attributable to common shares	$1.58	$(18.57)	$1.12	$(18.58)

9. Income Taxes
For the three months ended September 30, 2016, the Company recorded income tax expense of $32.8 million on pre-tax book income of $79.1 million, resulting in an effective tax rate for the three months ended September 30, 2016 of approximately 41.4%. For the three months ended September 30, 2015, the Company recorded an income tax benefit of $60.9 million on a pre-tax loss of $603.0 million, resulting in an effective tax rate for the three months ended September 30, 2015 of approximately 10.1%.
For the nine months ended September 30, 2016, the Company recorded income tax expense of $24.9 million on pre-tax book income of $57.9 million, resulting in an effective tax rate for the nine months ended September 30, 2016 of approximately 43.0%. For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $58.5 million on a pre-tax loss of $600.4 million, resulting in an effective tax rate for the nine months ended September 30, 2015 of approximately 9.7%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three and nine months ended September 30, 2016 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, enacted changes to state and local tax laws, and the tax effect of certain provision to tax return true-up adjustments.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three and nine months ended September 30, 2015 primarily relates to the effect of the book impairment charge to goodwill for which there is no deferred tax liability, state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, the settlement of uncertain tax positions with the tax authorities and enacted changes to state and local tax laws.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of September 30, 2016, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

10. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under these agreements with Nielsen is approximately $67.0 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. ("Katz") as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The Company is committed under various contractual agreements to pay for broadcast rights that include sports and news services and to pay for talent, executives, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an LMA under which the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.4 million, $0.5 million and $0.6 million in the second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
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
On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which includes charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.2 million for the year ended December 31, 2014, which costs are included in corporate expenses in the consolidated statement of operations. Liabilities of $0.5 million related to the Exit Plan were included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2016 in accounts payable and accrued expenses and are expected to be paid within one year, and $3.5 million of non-current liabilities are included in other liabilities in that unaudited condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
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
In the first quarter of 2016, CBS Radio Inc. ("CBS") filed a demand for arbitration against certain of our subsidiaries. This action alleged that certain of our subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content. In the third quarter of 2016, the Company settled these claims in exchange for a one-time payment of $13.3 million. This payment was classified as a content cost in the accompanying unaudited condensed statement of operations for the three and nine months ended September 30, 2016.
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

11. Supplemental Condensed Consolidated Financial Information
At September 30, 2016, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, (ii) unaudited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, and (iii) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$286,136	$—	$—	$286,136
Operating expenses:
Content costs	—	—	115,348	—	—	115,348
Selling, general & administrative expenses	—	—	116,706	681	—	117,387
Depreciation and amortization	—	400	21,557	—	—	21,957
LMA fees	—	—	2,481	—	—	2,481
Corporate expenses (including stock-based compensation expense of $735)	—	9,960	—	—	—	9,960
Gain on sale of assets or stations	—	—	(94,014)	—	—	(94,014)
Total operating expenses	—	10,360	162,078	681	—	173,119
Operating (loss) income	—	(10,360)	124,058	(681)	—	113,017
Non-operating (expense) income:
Interest (expense) income, net	(2,178)	(32,704)	139	(47)	—	(34,790)
Other income, net	—	—	882	—	—	882
Total non-operating (expense) income, net	(2,178)	(32,704)	1,021	(47)	—	(33,908)
(Loss) income before income taxes	(2,178)	(43,064)	125,079	(728)	—	79,109
Income tax (expense) benefit	937	19,816	(53,834)	293	—	(32,788)
Earnings (loss) from consolidated subsidiaries	47,562	70,810	(435)	—	(117,937)	—
Net income (loss)	$46,321	$47,562	$70,810	$(435)	$(117,937)	$46,321

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$841,694	$—	$—	$841,859
Operating expenses:
Content costs	—	—	312,526	—	—	312,526
Selling, general & administrative expenses	—	—	350,719	1,755	—	352,474
Depreciation and amortization	—	1,219	66,804	—	—	68,023
LMA fees	—	—	10,351	—	—	10,351
Corporate expenses (including stock-based compensation expense of $2,403)	—	34,028	—	—	—	34,028
Gain on sale of assets or stations	—	—	(97,155)	—	—	(97,155)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Total operating expenses	—	35,247	645,061	1,755	—	682,063
Operating (loss) income	—	(35,082)	196,633	(1,755)	—	159,796
Non-operating (expense) income:
Interest (expense) income, net	(6,533)	(97,221)	364	(142)	—	(103,532)
Other income, net	—	—	1,598	—	—	1,598
Total non-operating (expense) income, net	(6,533)	(97,221)	1,962	(142)	—	(101,934)
(Loss) income before income taxes	(6,533)	(132,303)	198,595	(1,897)	—	57,862
Income tax benefit (expense)	2,613	51,219	(79,438)	702		(24,904)
Earnings (loss) from consolidated subsidiaries	36,878	117,962	(1,195)	—	(153,645)	—
Net income (loss)	$32,958	$36,878	$117,962	$(1,195)	$(153,645)	$32,958

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$125	$289,316	$—	$—	$289,441
Operating expenses:
Content costs	—	—	94,829	—	—	94,829
Selling, general & administrative expenses	—	—	115,126	436	—	115,562
Depreciation and amortization	—	384	25,163	—	—	25,547
LMA fees	—	—	2,515	—	—	2,515
Corporate expenses (including stock-based compensation expense of $12,304)	—	34,253	—	—	—	34,253
Gain on sale of assets or stations	—	—	57	—	—	57
Impairment on intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	18,308	—	—	18,308
Total operating expenses	—	34,637	821,582	436	—	856,655
Operating loss	—	(34,512)	(532,266)	(436)	—	(567,214)
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(33,460)	22	(47)	—	(35,669)
Other loss, net	—	—	(151)	—	—	(151)
Total non-operating expense, net	(2,184)	(33,460)	(129)	(47)	—	(35,820)
Loss before income taxes	(2,184)	(67,972)	(532,395)	(483)	—	(603,034)
Income tax benefit (expense)	704	(171,978)	233,254	(1,125)	—	60,855
(Loss) earnings from consolidated subsidiaries	(540,699)	(300,749)	(1,608)	—	843,056	—
Net (loss) income	$(542,179)	$(540,699)	$(300,749)	$(1,608)	$843,056	$(542,179)

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2016
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$157,601	$—	$—	$—	$157,601
Restricted cash	—	4,550	—	—	—	4,550
Accounts receivable, less allowance for doubtful accounts of $5,207	—	—	—	220,423	—	220,423
Trade receivable	—	—	4,959	—	—	4,959
Asset held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	13,167	22,908	—	—	36,075
Total current assets	—	175,318	58,017	220,423	—	453,758
Property and equipment, net	—	3,334	159,358	—	—	162,692
Broadcast licenses	—	—	—	1,577,001	—	1,577,001
Other intangible assets, net	—	—	128,432	—	—	128,432
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	152,446	3,836,217	1,040,038	—	(5,028,701)	—
Intercompany receivables	—	101,463	1,762,903	—	(1,864,366)	—
Other assets	—	23,325	98,286	412	(95,996)	26,027
Total assets	$152,446	$4,139,657	$3,950,388	$1,797,836	$(6,989,063)	$3,051,264
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$30,685	$76,068	$—	$—	$106,753
Trade payable	—	—	4,757	—	—	4,757
Total current liabilities	—	30,685	80,825	—	—	111,510
Long-term debt, excluding 7.75% Senior Notes	—	1,806,879	—	—	—	1,806,879
7.75% Senior Notes	—	603,204	—	—	—	603,204
Other liabilities	—	3,963	33,346	—	—	37,309
Intercompany payables	101,051	1,542,480	—	220,835	(1,864,366)	—
Deferred income taxes				536,963	(95,996)	440,967
Total liabilities	101,051	3,987,211	114,171	757,798	(1,960,362)	2,999,869
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued and 29,224,867 shares outstanding	292	—	—	—	—	292
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,624,298	273,691	4,152,764	2,017,769	(6,444,224)	1,624,298
Accumulated (deficit) equity	(1,343,886)	(121,245)	(316,547)	(977,731)	1,415,523	(1,343,886)
Total stockholders’ equity (deficit)	51,395	152,446	3,836,217	1,040,038	(5,028,701)	51,395
Total liabilities and stockholders’ equity (deficit)	$152,446	$4,139,657	$3,950,388	$1,797,836	$(6,989,063)	$3,051,264

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2015
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31,657	$—	$—	$—	$31,657
Restricted cash	—	7,981	—	—	—	7,981
Accounts receivable, less allowance for doubtful accounts of $4,923	—	—	—	243,428	—	243,428
Trade receivable	—	—	4,146	—	—	4,146
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,375	20,531	—	—	26,906
Total current assets	—	46,013	69,834	243,428	—	359,275
Property and equipment, net	—	3,685	165,752	—	—	169,437
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	174,530	—	—	174,530
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	110,550	3,784,551	1,056,150	—	(4,951,251)	—
Intercompany receivables	—	95,072	1,650,829	—	(1,745,901)	—
Other assets	—	27,491	95,716	554	(106,035)	17,726
Total assets	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$31,997	$86,399	$—	$—	$118,396
Trade payable	—	—	4,374	—	—	4,374
Total current liabilities	—	31,997	90,773	—	—	122,770
Long-term debt, excluding 7.75% Senior Notes	—	1,801,416	—	—	—	1,801,416
7.75% Senior Notes	—	601,485	—	—	—	601,485
Other liabilities	—	3,963	40,841	—	—	44,804
Intercompany payables	94,518	1,407,401	—	243,982	(1,745,901)	—
Deferred income taxes	—	—	—	521,916	(106,035)	415,881
Total liabilities	94,518	3,846,262	131,614	765,898	(1,851,936)	2,986,356
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 31,987,862 shares issued and 29,182,118 shares outstanding	292	—	—	—	—	292
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,805,743 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,621,893	268,673	4,219,060	2,032,686	(6,520,419)	1,621,893
Accumulated (deficit) equity	(1,376,844)	(158,123)	(434,509)	(976,536)	1,569,168	(1,376,844)
Total stockholders’ equity (deficit)	16,032	110,550	3,784,551	1,056,150	(4,951,251)	16,032
Total liabilities and stockholders’ equity (deficit)	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$32,958	$36,878	$117,962	$(1,195)	$(153,645)	$32,958
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,219	66,804	—	—	68,023
Amortization of debt issuance costs/discounts	—	7,183	—	142	—	7,325
Provision for doubtful accounts	—	—	1,188	—	—	1,188
Gain on sale of assets or stations	—	—	(97,155)	—	—	(97,155)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Deferred income taxes	(2,613)	(51,219)	79,620	(702)	—	25,086
Stock-based compensation expense	—	2,403	—	—	—	2,403
(Earnings) loss from consolidated subsidiaries	(36,878)	(117,962)	1,195	—	153,645	—
Changes in assets and liabilities	—	295,419	(306,539)	1,755	—	(9,365)
Net cash (used in) provided by operating activities	(6,533)	173,921	(135,109)	—	—	32,279
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	106,935	—	—	106,935
Restricted cash	—	3,431	—	—	—	3,431
Capital expenditures	—	(868)	(15,836)	—	—	(16,704)
Net cash provided by investing activities	—	2,563	91,099	—	—	93,662
Cash flows from financing activities:
Intercompany transactions, net	6,530	(50,540)	44,010	—	—	—
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	6,533	(50,540)	44,010	—	—	3
Increase in cash and cash equivalents	—	125,944	—	—	—	125,944
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$157,601	$—	$—	$—	$157,601

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2015
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(541,895)	$(537,781)	$(256,979)	$(18,374)	$813,134	$(541,895)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,000	75,582	—	—	76,582
Amortization of debt issuance costs/discount	—	6,970	—	142	—	7,112
Provision for doubtful accounts	—	—	2,417	—	—	2,417
Loss on sale of assets or stations	—	—	792	—	—	792
Impairment of intangible assets	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Deferred income taxes	(2,438)	120,572	(193,389)	16,735	—	(58,520)
Stock-based compensation expense	—	20,047	—	—	—	20,047
(Earnings) loss from consolidated subsidiaries	537,781	256,979	18,374	—	(813,134)	—
Changes in assets and liabilities	—	273,801	(278,592)	1,497	—	(3,294)
Net cash (used in) provided by operating activities	(6,552)	141,588	(46,847)	—	—	88,189
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	3,055	—	—	3,055
Restricted cash	—	1,633	—	—	—	1,633
Capital expenditures	—	(2,244)	(13,573)	—	—	(15,817)
Net cash used in investing activities	—	(611)	(10,518)	—	—	(11,129)
Cash flows from financing activities:
Intercompany transactions, net	6,545	(63,907)	57,362	—	—	—
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	7	—	—	—	—	7
Net cash provided by (used in) financing activities	6,552	(64,000)	57,362	—	—	(86)
Increase (decrease) in cash and cash equivalents	—	76,977	(3)	—	—	76,974
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$84,245	$—	$—	$—	$84,245

12. Segment Data
During the first quarter of 2016 the Company modified its management reporting framework, affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of its reportable segments. Prior to this reorganization, the Company operated in one reportable business segment which consisted of radio broadcasting, advertising and related services. The Company now operates in two reportable segments, the Radio Station Group and Westwood One, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. Westwood One revenue is generated primarily through network advertising.
Corporate includes overall executive, administrative and support functions for each of the Company’s reportable segments, including information technology, human resources, legal, finance and administrative functions.
Historical information has been revised to reflect the change in segments, with no impact on consolidated results.
The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as the financial metric utilized by management of the Company to analyze the cash flow generated by the Company’s reportable segments. This measure isolates the amount of income generated by our core operations before the incurrence of corporate expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, Adjusted EBITDA on a consolidated basis is a key metric for purposes of calculating and determining our compliance with certain covenants contained in the Credit Agreement. In deriving this measure, the Company excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company excludes any gain or loss on the exchange or sale of any assets and any gain or loss on derivative instruments as they do not represent cash transactions nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. The Company excludes any costs associated with impairment of assets as they do not require a cash outlay.
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
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$206,199	$79,413	$524	$286,136

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$592,640	$247,507	$1,712	$841,859

	Three Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$204,677	$84,071	$693	$289,441

	Nine Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$589,843	$267,387	$2,624	$859,854

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Adjusted EBITDA by segment
Radio Station Group	$56,237	$63,032	$159,278	$179,481
Westwood One	(2,689)	16,120	17,998	43,056
Segment Adjusted EBITDA	53,548	79,152	177,276	222,537
Adjustments
Corporate and other	(9,664)	(8,532)	(28,278)	(26,439)
Income tax (expense) benefit	(32,788)	60,855	(24,904)	58,520
Non operating expense, including net interest expense	(33,908)	(35,820)	(101,934)	(93,079)
LMA fees	(2,481)	(2,515)	(10,351)	(7,585)
Depreciation and amortization	(21,957)	(25,547)	(68,023)	(76,582)
Stock-based compensation expense	(735)	(12,304)	(2,403)	(20,047)
Gain (loss) on sale of assets or stations	94,014	(57)	97,155	(792)
Impairment of intangible assets	—	(565,584)	(1,816)	(565,584)
Impairment charges - equity interest in Pulser Media	—	(18,308)	—	(19,364)
Acquisition-related and restructuring costs	450	(13,763)	(3,237)	(13,160)
Franchise and state taxes	(158)	244	(527)	(320)
Consolidated net income (loss)	$46,321	$(542,179)	$32,958	$(541,895)

13. Subsequent Events

 As described in Note 1 above, on October 12, 2016 the Company effected a 1-for-8 Reverse Stock Split. All share, option, warrant, and per share amounts set forth herein have been adjusted to give effect to the Reverse Stock Split.

The number of shares of common stock, total authorized shares of all classes of common stock and shares underlying the warrants and options to purchase shares, immediately prior to and immediately after the effectiveness of the Reverse Stock Split are shown in the table below. The table also shows the pre and post split weighted-average exercise price of all outstanding warrants and options.

	Prior to Reverse Stock Split	After Reverse Stock Split
Common Stock Outstanding
Class A	233,798,935	29,224,867
Class B	—	—
Class C	644,871	80,609
Authorized Shares	1,350,644,871	168,830,609

Warrants Outstanding
2009 Warrants	320,457	40,057
Company Warrants	255,643	31,955
Crestview Warrants	7,815,553	976,944
Weighted Average Exercise Price	$4.07	$32.23

Options Outstanding
Options	27,764,671	3,470,580
Weighted Average Exercise Price	$3.94	$31.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors including, but not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the fair value of our investments, the timing of, and our ability to complete any acquisitions or dispositions pending from time to time, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, our ability to continue to meet the listing standards for our Class A common stock to be listed for trading on the NASDAQ stock market, the write off of a material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and any subsequently filed Forms 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
On October 12, 2016 we effected a one-for-eight (1:8) reverse stock split. As a result of the Reverse Stock Split, every eight shares of each class of our outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and strike price of the Company's outstanding stock options and warrants price were adjusted proportionally, as appropriate. The par value of our common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share contained within this management's discussion and analysis of financial condition and results of operations, and the accompanying unaudited condensed consolidated financial statements and footnotes, have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices for the 245 million people reached each week through its approximately 450 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with our Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make us one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and

more. Additionally, we are the nation's leading provider of country music and lifestyle content through our NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Operating Overview
We believe that we have created a leading national audio advertising platform that allows us to leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography and advertiser base, designed to reduce our dependence on any single demographic, region or industry. As a leader in the radio broadcast industry, we provide exclusive content that is fully distributed through our approximately 450 owned-and-operated stations in 90 U.S. media markets, more than 8,200 broadcast radio affiliates and numerous digital channels. Our nationwide platform generates premium content distributable through both broadcast and digital platforms, and our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives, across additional markets. Our websites average over 14.8 million page views from approximately 7.4 million unique users on a monthly basis and stream music to approximately 6.7 million users each month. We believe our national platform perspective allows us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
Liquidity Considerations
Historically, our principal needs for funds have been for expenses associated with our stations, network content and corporate operations, acquisitions, capital expenditures, and interest and debt service payments. We believe that our funding needs in the near-term will be for substantially similar matters and that our capital structure provides adequate liquidity for us to operate and grow our current business.
Our principal sources of funds have been cash flow from operations, borrowings under credit facilities and capital raised in the debt markets. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. We continually monitor our funding needs and from time to time have evaluated, and expect that we will continue to evaluate opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our funding strategy, we have entered into various agreements intended to supplement our cash flows from operations. We are party to an Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
The Company's Senior Notes mature on May 1, 2019. If 91 days prior to the stated maturity date of the Senior Notes (the "Springing Maturity Date") the aggregate principal amount of Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the Springing Maturity Date.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at September 30, 2016 was 5.00 to 1, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of September 30, 2016, our actual leverage ratio was in excess of the required ratio.
We have also entered into a 5-year, $50.0 million revolving accounts receivable securitization facility, dated as of December 6, 2013 (the “Securitization Facility”) with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the

“SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013.
At September 30, 2016, our long-term debt consisted of $1.839 billion outstanding under the Term Loan maturing in December 2020 and $610.0 million in 7.75% Senior Notes maturing in May 2019. At September 30, 2016, Term loan borrowings bore interest at 4.25% per annum. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.

We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our financial condition as of September 30, 2016, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we do not have access to borrowings under the Revolving Credit Facility, will be sufficient to satisfy our anticipated funding needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months.
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
We continually evaluate potential transactions and initiatives related to our capital structure that could reduce future interest requirements and amounts due at the maturity on our debt. For example, we have previously sought and in the future may from time to time seek, to refinance, retire, redeem, or repurchase our outstanding debt at or prior to its stated maturity through cash purchases and/or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise, as well as equity or debt issuances, debt refinancing transactions (including extensions of maturity dates), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions. The amounts involved in any such transactions could be material and the specific timing, amount and terms of any such transactions, if any, would depend on prevailing market conditions, our liquidity sources and requirements, the ability and interest of other parties to participate in such transactions, our business and financial performance, contractual and regulatory restrictions and other factors that may be applicable from time to time, and may be commenced or suspended at any time. There can be no guarantee that any such transactions or initiatives would ultimately be successful or produce the desired outcome, which could ultimately affect us in a material and adverse manner.
As previously disclosed, we have been engaged in discussions with certain holders (the "Noteholders") of our 7.75% Senior Notes regarding a potential exchange transaction (the “Exchange”). There is no assurance that the Exchange will take place on the same or similar terms as previously disclosed, on different terms or at all.
As previously disclosed, on November 3, 2015, we received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) indicating that we were not in compliance with NASDAQ Listing Rule 5450(a)(1) (the “Rule”) because the minimum bid price of our Class A common stock on the NASDAQ Global Select Market had closed below $1.00 per share for 30 consecutive business days.
On May 3, 2016 we received approval from NASDAQ to transfer the listing of our Class A common stock from the NASDAQ Global Select Market to the NASDAQ Capital Market. This provided us an additional 180 calendar days to comply with the Rule in order for our Class A common stock to remain listed on the NASDAQ Capital Market.
On October 27, 2016 we received notification from NASDAQ that we had regained compliance with the Rule in order for our Class A common stock to remain listed on the NASDAQ Capital Market.     No assurances can be provided that in the future our Class A common stock will not close below $1.00 per share for 30 consecutive business days in order to maintain compliance with the Rule.
Seasonality and Cyclicality
Our operations and revenues tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows and cash on hand at the end of any period.
Advertising Revenue and Adjusted EBITDA
Our primary source of revenue is the sale of advertising time. Our sale of advertising time is primarily affected by the demand from local, regional and national advertisers, which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty, and we believe that the diversification of our formats and programs, including non-music formats and proprietary content, helps to insulate us from the effects of changes in the listening tastes of the public with respect to any particular format. In addition, we believe that the platform that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue streams as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
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
In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $26.5 million and $25.3 million for the nine months ended September 30, 2016 and 2015, respectively.
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of any quarter during the year, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. We continually evaluate opportunities to increase revenues through new platforms, including technology based initiatives. As a result of those revenue increasing opportunities through new platforms, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation we also from time to time reorganize and discontinue certain redundant and/or unprofitable content vehicles across our platform which we expect will impact our broadcast revenues in the future. To date inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.
Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by our business. This measure isolates the amount of income generated by our core operations after the incurrence of corporate, general and administrative expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.
In deriving this measure, the Company excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company excludes any gain or loss on the exchange or sale of any assets as it does not represent a cash transaction. The Company also excludes any gain or loss on the exchange or sale of any assets and any gain or loss on derivative instruments as they do not represent cash transactions nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. The Company also excludes any costs associated with impairment of assets as they do not require a cash outlay.
The Company believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, is commonly employed by the investment community as a measure for determining the market value of a media company. The Company has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for media companies and is a key metric for purposes of calculating and determining compliance with certain covenants in our credit facility. Given the relevance to our overall value, the Company believes that investors consider the metric to be extremely useful.
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

Consolidated Results of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2016	2015	2016	2015
STATEMENT OF OPERATIONS DATA:
Net revenue	$286,136	$289,441	$841,859	$859,854	(1.1)%	(2.1)%
Content costs	115,348	94,829	312,526	286,655	21.6%	9.0%
Selling, general & administrative expenses	117,387	115,562	352,474	350,417	1.6%	0.6%
Depreciation and amortization	21,957	25,547	68,023	76,582	(14.1)%	(11.2)%
LMA fees	2,481	2,515	10,351	7,585	(1.4)%	36.5%
Corporate expenses (including stock-based compensation expense)	9,960	34,253	34,028	60,211	(70.9)%	(43.5)%
(Gain) loss on sale of assets or stations	(94,014)	57	(97,155)	792	**	**
Impairment of intangible assets and goodwill	—	565,584	1,816	565,584	**	**
Impairment charges - equity interest in Pulser Media Inc.	—	18,308	—	19,364	**	**
Operating income (loss)	113,017	(567,214)	159,796	(507,336)	(119.9)%	**
Interest expense	(34,929)	(35,691)	(103,896)	(106,087)	(2.1)%	(2.1)%
Interest income	139	22	364	407	**	(10.6)%
Other income (expense), net	882	(151)	1,598	12,601	**	(87.3)%
Income (loss) before income taxes	79,109	(603,034)	57,862	(600,415)	**	**
Income tax (expense) benefit	(32,788)	60,855	(24,904)	58,520	**	**
Net income (loss)	$46,321	$(542,179)	$32,958	$(541,895)	**	**
KEY FINANCIAL METRIC:
Adjusted EBITDA	$43,884	$70,620	$148,998	$196,098	(37.9)%	(24.0)%

** Calculation is not meaningful

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Net Revenue
Net revenue for the three months ended September 30, 2016 decreased $3.3 million, or 1.1%, to $286.1 million, compared to $289.4 million for the three months ended September 30, 2015. The decrease resulted from decreases of $6.1 million, $1.4 million and $1.3 million in broadcast advertising, digital advertising and license fees and other revenue, respectively, partially offset by an increase of $2.7 million in political advertising revenue. For a discussion of net revenue by segment and changes therein from the three months ended September 30, 2015 to the three months ended September 30, 2016, see the following discussion under "Segment Results of Operations."
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.

Content costs for the three months ended September 30, 2016 increased by $20.5 million, or 21.6%, to $115.3 million, compared to $94.8 million for the three months ended September 30, 2015. The increase was primarily driven by an expense of $14.1 million at Westwood One related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, as well as increases at the Radio Station Group in music license fees and sports broadcasting rights of $4.3 million. The remainder of the increase was attributed to other programming related expenses of $2.1 million.
Selling, General & Administrative Expenses
Selling, general & administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses in our markets.
Selling, general & administrative expenses for the three months ended September 30, 2016 remained relatively flat, increasing by $1.8 million, or 1.6%, to $117.4 million compared to $115.6 million for the three months ended September 30, 2015. The increase was primarily driven by an increase in selling expenses at the Radio Station Group and $0.3 million of legal expenses at Westwood One related to the dispute with CBS described under the heading "Content Costs" above.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2016 decreased $3.6 million, or 14.1%, to $22.0 million, compared to $25.5 million for the three months ended September 30, 2015. This decrease was primarily caused by a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are being consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended September 30, 2016 decreased $24.3 million, or 70.9%, to $10.0 million, compared to $34.3 million for the three months ended September 30, 2015. This decrease was primarily caused by one-time compensation expenses incurred during the three months ended September 30, 2015 associated with the departure of certain executives.

Impairment of Intangible Assets and Goodwill

During the three months ended September 30, 2015, we recorded impairment charges of $549.7 million and $15.9 million related to goodwill and indefinite-lived assets (FCC Licenses), respectively because of declines in our stock price and operating results. There were no impairment charges during the three months ended September 30, 2016. Although we did not record any goodwill impairment charges during the three months ended September 30, 2016 we cannot make any assurances that we will not be required to incur any material impairment charges in any future periods.

Impairment Charges - Equity Interest In Pulser Media Inc.

Impairment charges on the equity interest in Pulser Media Inc. were $18.3 million for the three months ended September 30, 2015. There were no similar impairment charges during the three months ended September 30, 2016.

(Gain) Loss on Sale of Assets or Stations
During the three months ended September 30, 2016, we completed the sale of certain land and buildings for $110.6 million in cash. In conjunction with this sale we recorded a one-time net gain of $94.0 million. During the three months ended September 30, 2015, we recorded a gain on sale of assets or stations of $0.1 million.
Interest Expense
Total interest expense for the three months ended September 30, 2016 decreased $0.8 million, or 2.1%, to $34.9 million compared to $35.7 million for the three months ended September 30, 2015. Interest expense associated with outstanding debt decreased by $0.7 million to $31.8 million as compared to $32.5 million in the prior year period as a result of reductions in outstanding total debt.

The following summary details the components of our total interest expense (dollars in thousands):

	Three Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	19,973	20,678	(705)	(3.4)%
Other, including debt issue cost amortization	3,137	3,194	(57)	(1.8)%
Interest expense	$34,929	$35,691	$(762)	(2.1)%
Income Taxes
For the three months ended September 30, 2016, the Company recorded income tax expense of $32.8 million on pre-tax book income of $79.1 million, resulting in an effective tax rate for the three months ended September 30, 2016 of approximately 41.4%. For the three months ended September 30, 2015, the Company recorded an income tax benefit of $60.9 million on a pre-tax loss of $603.0 million, resulting in an effective tax rate for the three months ended September 30, 2015 of approximately 10.1%.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2016 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, enacted changes to state and local tax laws, and the tax effect of certain provision to tax return true-up adjustments.
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
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of September 30, 2016, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2016 decreased $26.7 million to $43.9 million from $70.6 million for the three months ended September 30, 2015.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		% Change Three Months Ended
	2016	2015
Net income (loss)	$46,321	$(542,179)	**
Income tax expense (benefit)	32,788	(60,855)	**
Non-operating expenses, net - including interest expense	33,908	35,820	(5.3)%
LMA fees	2,481	2,515	(1.4)%
Depreciation and amortization	21,957	25,547	(14.1)%
Stock-based compensation expense	735	12,304	(94.0)%
Gain (loss) on sale of assets or stations	(94,014)	57	**
Impairment of intangible assets and goodwill	—	565,584	**
Impairment charges - equity interest in Pulser Media Inc.	—	18,308	**
Acquisition-related and restructuring costs	(450)	13,763	**
Franchise and state taxes	158	(244)	**
Adjusted EBITDA	$43,884	$70,620	(37.9)%

** Calculation is not meaningful

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Revenue
Net revenue for the nine months ended September 30, 2016 decreased $18.0 million, or 2.1%, to $841.9 million, compared to $859.9 million for the nine months ended September 30, 2015. The decrease resulted from decreases of $16.3 million and $8.5 million in broadcast advertising and license fees and other revenue, respectively, partially offset by increases of $6.3 million and $0.5 million in political advertising and digital advertising revenue, respectively. For a discussion of net revenue by segment and the changes therein from the nine months ended September 30, 2015 to the nine months ended September 30, 2016, see the following discussion under "Segment Results of Operations."
Content Costs
Content costs for the nine months ended September 30, 2016 increased by $25.9 million, or 9.0%, to $312.5 million, compared to $286.7 million for the nine months ended September 30, 2015. The increase was primarily driven by an expense of $14.1 million at Westwood One related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, as well as increases at the Radio Station Group in music license fees and sports broadcasting rights of $10.0 million, $3.2 million of which was a one time correction for expenses that occurred in prior periods. The remainder of the increase was attributed to other programming related expense increases of $1.8 million.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the nine months ended September 30, 2016 remained relatively flat, increasing by $2.1 million, or 0.6%, to $352.5 million compared to $350.4 million for the nine months ended September 30, 2015. The increase was primarily driven by an increase in selling expenses at the Radio Station Group and $0.3 million of legal expenses at Westwood One related to the dispute with CBS described under the heading "Content Costs" above.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2016 decreased $8.6 million, or 11.2%, to $68.0 million, compared to $76.6 million for the nine months ended September 30, 2015. This decrease was primarily caused by a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are being consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense, for the nine months ended September 30, 2016 decreased $26.2 million, or 43.5%, to $34.0 million, compared to $60.2 million for the nine months ended September 30, 2015. This decrease was primarily because of one-time compensation expenses incurred during the nine months ended September 30, 2015 associated with the departure of certain executives.
Impairment of Intangible Assets and Goodwill

During the nine months ended September 30, 2016, we recorded an impairment charge to our definite-lived intangible assets of $1.8 million related to the re-positioning of the print publication of NASH Country Weekly to a digital-only publication. During the nine months ended September 30, 2015, we recorded impairment charges of $549.7 million and $15.9 million related to goodwill and indefinite-lived assets (FCC License), respectively, because of sustained declines in our stock price and operating results. Although we did not record any goodwill impairment charges during the nine months ended September 30, 2016 we cannot make any assurances that we will not be required to incur any material impairment charges in any future periods.
Impairment Charges - Equity Interest In Pulser Media Inc.

Impairment charges on the equity interest in Pulser Media Inc. were $19.4 million for the nine months ended September 30, 2015. There were no similar impairment charges on the equity interest in Pulser Media Inc. for the nine months ended September 30, 2016.
(Gain) Loss on Sale of Assets or Stations

During the nine months ended September 30, 2016, we recorded a gain on sale of assets or stations of $97.2 million primarily related to the completed sale of certain land and buildings for $110.6 million in cash. In conjunction with this sale we recorded a one-time net gain of $94.0 million during the period. During the nine months ended September 30, 2015, we recorded a loss on sale of assets or stations of $0.8 million.
Interest Expense
Total interest expense for the nine months ended September 30, 2016 decreased $2.2 million, or 2.1%, to $103.9 million compared to $106.1 million for the nine months ended September 30, 2015. Interest expense associated with outstanding debt decreased by $1.9 million to $94.9 million as compared to $96.8 million in the prior year period as a result of a reduction in total debt outstanding.
The following summary details the components of our total interest expense (dollars in thousands):

	Nine Months Ended September 30,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$35,456	$35,456	$—	—%
Bank borrowings – term loans and revolving credit facilities	59,485	61,360	(1,875)	(3.1)%
Other, including debt issue cost amortization	8,955	9,271	(316)	(3.4)%
Interest expense	$103,896	$106,087	$(2,191)	(2.1)%
Income Taxes
For the nine months ended September 30, 2016, the Company recorded income tax expense of $24.9 million on pre-tax book income of $57.9 million, resulting in an effective tax rate for the nine months ended September 30, 2016 of approximately 43.0%. For the nine months ended September 30, 2015, the Company recorded an income tax benefit of $58.5 million on a pre-tax loss of $600.4 million, resulting in an effective tax rate for the nine months ended September 30, 2015 of approximately 9.7%.
The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2016 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non deductible items, enacted changes to state and local tax laws, and the tax effect of certain provision to tax return true-up adjustments.
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
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2016 decreased $47.1 million to $149.0 million from $196.1 million for the nine months ended September 30, 2015.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,		% Change Nine Months Ended
	2016	2015
Net income (loss)	$32,958	$(541,895)	**
Income tax expense (benefit)	24,904	(58,520)	**
Non-operating expenses, net - including interest expense	101,934	93,079	9.5%
LMA fees	10,351	7,585	36.5%
Depreciation and amortization	68,023	76,582	(11.2)%
Stock-based compensation expense	2,403	20,047	(88.0)%
(Gain) loss on sale of assets or stations	(97,155)	792	**
Impairment of intangible assets and goodwill	1,816	565,584	(99.7)%
Impairment charges - equity interest in Pulser Media Inc.	—	19,364	**
Acquisition-related and restructuring costs	3,237	13,160	(75.4)%
Franchise and state taxes	527	320	64.7%
Adjusted EBITDA	$148,998	$196,098	(24.0)%

** Calculation is not meaningful

Segment Results of Operations
During the first quarter of 2016 we modified our management reporting framework affecting how we evaluate operating performance and internally report financial information. This modification resulted in a reorganization of our reportable segments. Prior to this reorganization, we operated in one reportable business segment which consisted of, radio broadcasting, advertising and related services. We now operate in two reportable segments, the Radio Station Group and Westwood One, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Historical information included in these financial statements has been revised to reflect the change to two segments, with no impact to previously disclosed consolidated financial results.
Corporate includes overall executive, administrative and support functions for each of our reportable segments, including information technology, human resources, legal, finance and administrative functions.
As described above, the Company presents Adjusted EBITDA as the financial metric utilized by us to analyze the cash flow generated by our reportable segments. The reconciliation of segment Adjusted EBITDA to net income (loss) is presented in Note 12, "Segment Data" of the notes to the condensed consolidated financial statements.

The Company operates in two reportable segments, the Radio Station Group and Westwood One. The Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. Westwood One revenue is generated primarily through network advertising.

The Company’s financial data by segment is presented in the tables below:

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$206,199	$79,413	$524	$286,136
% of total revenue	72.1%	27.8%	0.1%	100.0%
$ change from three months ended September 30, 2015	1,522	(4,658)	(169)	(3,305)
% change from three months ended September 30, 2015	0.7%	(5.5)%	(24.4)%	(1.1)%

	Three Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$204,677	$84,071	$693	$289,441
% of total revenue	70.7%	29.1%	0.2%	100.0%
Net revenue for the three months ended September 30, 2016 decreased $3.3 million, or 1.1%, to $286.1 million, compared to $289.4 million for the three months ended September 30, 2015. The decrease resulted from decreases of $4.7 million and $0.2 million in Westwood One and Corporate and Other revenue, respectively, partially offset by an increase of $1.5 million in the Radio Station Group. The decrease in revenue at Westwood One was a result of a decline in national broadcasting revenue.

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$56,237	$(2,689)	$(9,664)	$43,884
$ change from three months ended September 30, 2015	(6,795)	(18,809)	(1,132)	(26,736)
% change from three months ended September 30, 2015	(10.8)%	**	(13.3)%	(37.9)%

	Three Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$63,032	$16,120	$(8,532)	$70,620

** Calculation is not meaningful
Adjusted EBITDA for the three months ended September 30, 2016 decreased $26.7 million, or 37.9%, to $43.9 million from $70.6 million for the three months ended September 30, 2015. The decrease resulted from Adjusted EBITDA decreases of $6.8 million, $18.8 million and $1.1 million in the Radio Station Group segment, Westwood One segment and Corporate and Other, respectively. The decrease in Adjusted EBITDA in the Radio Station Group segment was caused by an increase in operating expenses, partially offset by a small increase in revenue. The decrease in Adjusted EBITDA in the Westwood One segment was caused by a decrease in revenue and an increase in operating expenses. Refer to the discussions under the heading "Content Costs" above for an explanation of the increase in operating costs for each segment.

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$592,640	$247,507	$1,712	$841,859
% of total revenue	70.4%	29.4%	0.2%	100.0%
$ change from nine months ended September 30, 2015	2,797	(19,880)	(912)	(17,995)
% change from nine months ended September 30, 2015	0.5%	(7.4)%	(34.8)%	(2.1)%

	Nine Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$589,843	$267,387	$2,624	$859,854
% of total revenue	68.6%	31.1%	0.3%	100.0%
Net revenue for the nine months ended September 30, 2016 decreased $18.0 million, or 2.1%, to $841.9 million, compared to $859.9 million for the nine months ended September 30, 2015. The decrease resulted from decreases of $19.9 million and $0.9 million in the Westwood One segment and Corporate and Other revenue, respectively, partially offset by an increase of $2.8 million in the Radio Station Group segment.

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$159,278	$17,998	$(28,278)	$148,998
$ change from nine months ended September 30, 2015	(20,203)	(25,058)	(1,839)	(47,100)
% change from nine months ended September 30, 2015	(11.3)%	(58.2)%	(7.0)%	(24.0)%

	Nine Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$179,481	$43,056	$(26,439)	$196,098
Adjusted EBITDA for the nine months ended September 30, 2016 decreased $47.1 million, or 24.0%, to $149.0 million from $196.1 million for the nine months ended September 30, 2015. The decrease resulted from Adjusted EBITDA decreases of $20.2 million, $25.1 million and $1.8 million in the Radio Station Group segment, Westwood One segment and Corporate and Other, respectively. The decrease in Adjusted EBITDA in the Radio Station Group segment was caused by to an increase in operating expenses, partially offset by a small increase in revenue. The decrease in Adjusted EBITDA in the Westwood One segment was caused by a decrease in revenue and an increase in operating expenses. Refer to the discussions under the heading "Content Costs" above for an explanation of the increase in operating costs for each segment.
The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA, for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net income (loss)	$134,119	$(10,874)	$(76,924)	$46,321
Income tax expense	—	—	32,788	32,788
Non-operating (income) expense, including net interest expense	(2)	59	33,851	33,908
LMA fees	2,481	—	—	2,481
Depreciation and amortization	13,653	7,782	522	21,957
Stock-based compensation expense	—	—	735	735
Gain on sale of assets or stations	(94,014)	—	—	(94,014)
Acquisition-related and restructuring costs	—	344	(794)	(450)
Franchise and state taxes	—	—	158	158
Adjusted EBITDA	$56,237	$(2,689)	$(9,664)	$43,884

	Three Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net loss	$(388,138)	$(145,344)	$(8,697)	$(542,179)
Income tax benefit	—	—	(60,855)	(60,855)
Non-operating (income) expense, including net interest expense	(3)	313	35,510	35,820
LMA fees	2,515	—	—	2,515
Depreciation and amortization	15,900	9,092	555	25,547
Stock-based compensation expense	—	—	12,304	12,304
(Gain) loss on sale of assets or stations	(50)	—	107	57
Impairment of intangible assets	432,808	132,672	104	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	18,308	—	18,308
Acquisition-related and restructuring costs	—	1,079	12,684	13,763
Franchise and state taxes	—	—	(244)	(244)
Adjusted EBITDA	$63,032	$16,120	$(8,532)	$70,620

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net income (loss)	$205,263	$(12,872)	$(159,433)	$32,958
Income tax expense	—	—	24,904	24,904
Non-operating expense, including net interest expense	14	226	101,694	101,934
LMA fees	10,351	—	—	10,351
Depreciation and amortization	40,780	25,657	1,586	68,023
Stock-based compensation expense	—	—	2,403	2,403
Gain on sale of assets or stations	(97,130)	—	(25)	(97,155)
Impairment of intangible assets	—	1,816	—	1,816
Acquisition-related and restructuring costs	—	3,171	66	3,237
Franchise and state taxes	—	—	527	527
Adjusted EBITDA	$159,278	$17,998	$(28,278)	$148,998

	Nine Months Ended September 30, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net loss	$(309,038)	$(138,985)	$(93,872)	$(541,895)
Income tax benefit	—	—	(58,520)	(58,520)
Non-operating (income) expense, including net interest expense	(5)	955	92,129	93,079
LMA fees	7,585	—	—	7,585
Depreciation and amortization	47,448	27,562	1,572	76,582
Stock-based compensation expense	—	—	20,047	20,047
Loss on sale of assets or stations	685	—	107	792
Impairment of intangible assets	432,806	132,671	107	565,584
Impairment charges -- equity interest in Pulser Media Inc.	—	19,364	—	19,364
Acquisition-related and restructuring costs	—	1,489	11,671	13,160
Franchise and state taxes	—	—	320	320
Adjusted EBITDA	$179,481	$43,056	$(26,439)	$196,098

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$32,279	$88,189
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, net cash provided by operating activities decreased $55.9 million. The decrease was primarily because of decreases in operating cash flows from changes in our assets and liabilities of $6.1 million and operating cash flows from net income and adjustments for depreciation and amortization of intangibles and debt issuance costs/discounts, gain (loss) on sale of assets or stations, deferred income taxes and stock-based compensation expense of $49.8 million.
Cash Flows Provided by (Used in) Investing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash provided by (used in) investing activities	$93,662	$(11,129)
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, net cash provided by investing activities increased $104.8 million. Capital expenditures for the nine months ended September 30, 2016 totaled $16.7 million primarily related to investments in a new office and studio facility in our Chicago market and ongoing maintenance and other routine expenditures. Capital expenditures for the nine months ended September 30, 2015 totaled $15.8 million and related to investments in a new office and studio facility in our San Francisco market, computer upgrades across our broadcast platform, and ongoing maintenance and other routine expenditures. Investing activities for the nine months ended September 30, 2016 included $104.6 million in proceeds from our sale of certain land and buildings in our Los Angeles market.
Cash Flows Provided by (Used in) Financing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash provided by (used in) financing activities	$3	$(86)
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, net cash provided by financing activities increased $0.1 million. Although amounts were not material in either period, the increase was attributable to an increase in tax withholding payments on behalf of employees made by the Company.
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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the first quarter of 2016, CBS Radio Inc. ("CBS") filed a demand for arbitration against certain of our subsidiaries.This action alleged that certain of our subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content. In the third quarter of 2016, the Company settled these claims in exchange for a one-time payment of $13.3 million. This payment was classified as a content cost in the accompanying unaudited condensed statement of operations for the three and nine months ended September 30, 2016.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2016, we did not repurchase any shares of our Class A common stock.

Item 6. Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended effective October 12. 2016

10.1	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: November 8, 2016	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

3.1	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended effective October 12. 2016

10.1	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.