Form 10-K
period 2016-12-31
CUMULUS MEDIA INC
filed 2017-03-16
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38.0 million.
As of March 9, 2017, the registrant had outstanding 29,306,374 shares of common stock consisting of (i) 29,225,765 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders (the “2017 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016

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

•
derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase LLP, a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey (“BIA”), a media and telecommunications advisory services firm; and

•
derived all audience share data and audience rankings, including ranking by population, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, as reported in the Nielsen Audio Market Report.

Company Overview
A leader in the radio broadcasting industry, Cumulus Media (NASDAQ:CMLS) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through our approximately 445 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top 10), more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that was organized in 1997.
Strategic Overview
Our initial historical strategic focus was on mid-sized radio markets in the United States, as we believed that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We focused on acquiring groups of stations in attractive markets at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in those markets and the greater attention historically given to larger markets by radio station acquirers.
Our strategy has evolved as we have recognized that large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, many of these markets typically have per capita and household income, and expected household effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. Our operating strategy is based upon the following principles that we expect will continue to position us for future growth and increases in stockholder value:
Focus on unique brands.
We view each of our radio stations and content assets as a unique brand that serves a local and distinct community of listeners. Our business model is designed to offer local businesses access to each of our stations’ communities of listeners through the sale of advertising time. We endeavor to create demand through strategic investments to drive ratings growth. As we continue to seek to grow, we believe this focused model will continue to be scalable, allowing us to continue to provide a high level of service to our advertisers and further expand our advertiser base.
Enhance operating performance across our portfolio of radio stations to drive efficiencies.
Our business is designed to drive sales growth and reduce costs at each radio station. By focusing on performing the day-to-day operations of the company efficiently and ensuring that our employees' efforts are effectively and consistently directed and supported, we believe we are much better positioned to achieve positive results and drive growth.
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of strengths that will enable us to implement our strategies:
A leader in the radio broadcasting industry with a broad national reach.
Currently, we offer advertisers access to a broad portfolio of approximately 445 stations, comprised of 16 large market and 74 small and mid-sized market stations in 90 United States media markets. Our stations cover a wide variety of programming formats, geographic regions, audience demographics and advertising clients. We believe this scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, enabling us to compete effectively with other media and engage listeners whenever, wherever they are.
We are one of the largest radio advertising and content providers in the United States. With more than 8,200 radio broadcast affiliations, our radio station platform reaches approximately 245 million listeners a week, and provides a national platform to more effectively and efficiently compete for national advertising dollars. In addition, this national network platform provides access to targeted and more diverse demographics and age groups to better meet our customers’ needs and allow for more focused marketing. Our sales team has the ability to consolidate advertising time across our affiliate network, create and aggregate inventory and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences across all of the radio network affiliates.
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
Focus on corporate culture
We believe developing a corporate culture that encourages employee engagement is important to our continued success. Through an internal rigorous and systematic cultural values framework, FORCE (Focused, Responsibility, Collaboration, and Empowerment), we believe we have created an engaged and motivated employee base, which is foundational to achieving higher performance.

Leveraging network to create content.
We believe there continue to be growth opportunities in country, news/talk, sports and traffic content offerings with shared risk and revenue relationships. The content we create is distributed domestically to broadcast and digital platforms and we intend to grow by continuing to develop this content.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. National advertisers place advertisements on a national show and such advertisements air in each market where the network has an affiliate. Over the past five years, radio advertising revenue has represented approximately 7% of the overall United States advertising market, and has typically followed macroeconomic growth trends. In 2016, radio advertising revenues were an estimated $17.6 billion which grew 1.5% from 2015.
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
Our stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, and outdoor advertising as well as search engine and e-commerce websites and satellite-based digital radio and music services. We cannot predict how existing, new or any future sources of competition will affect our performance and results of operations.
Advertising Sales
The primary source of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. We also generate revenue from the sale of our network programming and services. In exchange for our network programs and services, we primarily receive commercial air time from radio stations and aggregate the air time to sell to national advertisers; to a lesser extent, we receive cash. A majority of our net broadcasting revenue is generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers consist of:

Amusement and recreation	Banking and mortgage	Healthcare services
Arts and entertainment	Food and beverage	Telecommunications
Automotive dealers	Furniture and home furnishings
In addition, in even-numbered years in advance of various elections, we derive additional revenue from political candidates, political parties, and special interest groups.
Each station’s local sales staff solicits advertising either directly from a local advertiser or indirectly through an advertising agency. We use a tiered commission structure to focus our sales staff on new business development. We believe that we can outperform our competitors by (1) expanding our base of advertisers, (2) properly training sales people and (3) providing a higher level of service to our existing customer base.

Our national sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through more customer-focused sales staffs, we seek to grow our national and regional sales by offering key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform.
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
A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned in to the station, and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart changes in audience, set advertising rates and adjust programming.
Competition
The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media. Additionally, online music and other entertainment services compete with us for both listeners and advertisers.
Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Factors that affect a radio station’s competitive position include station brand identity and loyalty, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market through research, seeking to improve our stations’ programming, implementing targeted advertising campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising dollars for each station individually. We also seek to improve our competitive position by focusing on building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, which we believe will allow us to better attract advertisers seeking to reach those listeners.
The success of each of our stations depends largely upon rates it can charge for its advertising, which in turn is affected by the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions may fluctuate and are highly susceptible to changes in both local markets and more general macroeconomic conditions. Specifically, a radio station’s competitive position can be enhanced or negatively impacted by a variety of factors, including the changing of, or another station changing, its format to compete directly for a certain demographic of listeners and advertisers or an upgrade of the station’s authorized power through the relocation or upgrade of transmission equipment. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area, to improve its signal reach through equipment changes or upgrades, or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue for our station. Any adverse change affecting advertising expenditures in a particular market or in the relative market share of our stations located in a particular market could have a material adverse effect on the results of our radio stations located in that market or, possibly, the Company as a whole. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.
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
Some of these regulations, however, can serve to protect the competitive position of existing radio stations to some extent by creating certain regulatory barriers to new entrants. The ownership of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can own in a given market is limited under certain FCC rules. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Nielsen Audio Metro" (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Nielsen Audio Metro. In those markets that are not in a Nielsen Audio Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that overlap, which constitutes a radio market under FCC rules. These FCC ownership rules may, in some instances, limit the number of stations we or our competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to limit any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see “- Federal Regulation of Radio Broadcasting.”
Employees
At December 31, 2016, we employed 5,479 people, 3,646 of whom were employed full time. Of these employees, approximately 218 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
The following is a brief summary of certain provisions of the Communications Act, and related FCC rules and policies (collectively, the “Communications Laws”). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a “short-term” (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station’s license renewal application, revoke a station’s license, or deny applications in which an applicant seeks to acquire additional broadcast properties.
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

The following table sets forth, as of March 9, 2017, the market, call letters, city of license, frequency and FCC license expiration date of all our owned and/or operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any. Stations with a license expiration date prior to March 9, 2017 represent stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Market	Stations	City of License	Frequency	Expiration Date of License

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2021
	KCDD FM	Hamlin, TX	103.7	August 1, 2021
	KHXS FM	Merkel, TX	102.7	August 1, 2021
	KTLT FM	Anson, TX	98.1	August 1, 2021
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2020
	WEGC FM	Sasser, GA	107.7	April 1, 2020
	WGPC AM	Albany, GA	1450	April 1, 2020
	WJAD FM	Leesburg, GA	103.5	April 1, 2020
	WKAK FM	Albany, GA	104.5	April 1, 2020
	WNUQ FM	Sylvester, GA	102.1	April 1, 2020
	WQVE FM	Albany, GA	101.7	April 1, 2020
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2021
	KKOB FM	Albuquerque, NM	93.3	October 1, 2021
	KMGA FM	Albuquerque, NM	99.5	October 1, 2021
	KNML AM	Albuquerque, NM	610	October 1, 2021
	KRST FM	Albuquerque, NM	92.3	October 1, 2021
	KTBL AM	Los Ranchos, NM	1050	October 1, 2021
	KDRF FM	Albuquerque, NM	103.3	October 1, 2021
	KBZU FM	Albuquerque, NM	96.3	October 1, 2012
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2022
	WLEV FM	Allentown, PA	100.7	August 1, 2022
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2021
	KPUR AM	Amarillo, TX	1440	August 1, 2021
	KPUR FM	Canyon, TX	107.1	August 1, 2021
	KQIZ FM	Amarillo, TX	93.1	August 1, 2021
	KNSH AM	Canyon, TX	1550	August 1, 2021
	KZRK FM	Canyon, TX	107.9	August 1, 2021
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2020
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2020
	WTKA AM	Ann Arbor, MI	1050	October 1, 2020
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2020
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2020
	WOSH AM	Oshkosh, WI	1490	December 1, 2020
	WVBO FM	Winneconne, WI	103.9	December 1, 2020
	WPKR FM	Omro,WI	99.5	December 1, 2020
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2020
	WYAY FM	Gainesville, GA	106.7	April 1, 2020
	WWWQ FM	Atlanta, GA	99.7	April 1, 2020
	WNNX FM	College Park, GA	100.5	April 1, 2020
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2020
	WRQQ FM	Hammond, LA	103.3	June 1, 2020
	WEMX FM	Kentwood, LA	94.1	June 1, 2020
	WIBR AM	Baton Rouge, LA	1300	June 1, 2012
	WXOK AM	Port Allen, LA	1460	June 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2021
	KBED AM	Nederland, TX	1510	August 1, 2021
	KIKR AM	Beaumont, TX	1450	August 1, 2021
	KQXY FM	Beaumont, TX	94.1	August 1, 2021
	KTCX FM	Beaumont, TX	102.5	August 1, 2021
Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2020
	WJOX AM	Birmingham, AL	690	April 1, 2020
	WJOX FM	Birmingham, AL	94.5	April 1, 2020
	WZRR FM	Birmingham, AL	99.5	April 1, 2020
	WUHT FM	Birmingham, AL	107.7	April 1, 2020
	WJQX FM	Birmingham, AL	100.5	April 1, 2020
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019
	WFNR AM	Blacksburg, VA	710	October 1, 2019
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019
	WRAD AM	Radford, VA	1460	October 1, 2019
	WWBU FM	Radford, VA	101.7	October 1, 2019
	WPSK FM	Pulaski, VA	107.1	October 1, 2019
Bloomington, IL	WBNQ FM	Bloomington, IL	101.5	December 1, 2020
	WBWN FM	Le Roy, IL	104.1	December 1, 2020
	WJEZ FM	Dwight, IL	98.9	December 1, 2020
	WJBC AM	Bloomington, IL	1230	December 1, 2020
	WJBC FM	Pontiac, IL	93.7	December 1, 2020
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2021
	KIZN FM	Boise, ID	92.3	October 1, 2021
	KKGL FM	Nampa, ID	96.9	October 1, 2021
	KQFC FM	Boise, ID	97.9	October 1, 2021
	KTIK FM	New Plymouth, ID	93.1	October 1, 2021
	KTIK AM	Nampa, ID	1350	October 1, 2021
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2022
	WICC AM	Bridgeport, CT	600	April 1, 2022
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2022
	WGRF FM	Buffalo, NY	96.9	June 1, 2022
	WHLD AM	Niagara Falls, NY	1270	June 1, 2022
	WHTT FM	Buffalo, NY	104.1	June 1, 2022
	WBBF AM	Buffalo, NY	1120	June 1, 2022
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019
	WIWF FM	Charleston, SC	96.9	December 1, 2019
	WTMA AM	Charleston, SC	1250	December 1, 2019
	WWWZ FM	Summerville, SC	93.3	December 1, 2019
	WMGL FM	Ravenel, SC	107.3	December 1, 2019
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2020
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2020
	WOGT FM	East Ridge, TN	107.9	August 1, 2020
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2020
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2020
	WLS FM	Chicago, IL	94.7	December 1, 2020
	WLUP FM	Chicago, IL	97.9	December 1, 2020
	WKQX FM	Chicago, IL	101.1	December 1, 2020
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2020
	WOFX FM	Cincinnati, OH	92.5	October 1, 2020
	WRRM FM	Cincinnati, OH	98.5	October 1, 2020
	WGRR FM	Hamilton, OH	103.5	October 1, 2020
	WFTK FM	Lebanon, OH	96.5	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2021
	KKMG FM	Pueblo, CO	98.9	April 1, 2021
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2021
	KCSF AM	Colorado Springs, CO	1300	April 1, 2021
	KVOR AM	Colorado Springs, CO	740	April 1, 2021
	KATC FM	Colorado Springs, CO	95.1	April 1, 2021
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2021
	KBXR FM	Columbia, MO	102.3	February 1, 2021
	KFRU AM	Columbia, MO	1400	February 1, 2021
	KJMO FM	Linn, Mo	97.5	February 1, 2021
	KLIK AM	Jefferson City, MO	1240	February 1, 2021
	KOQL FM	Ashland, MO	106.1	February 1, 2021
	KPLA FM	Columbia, MO	101.5	February 1, 2021
	KZJF FM	Jefferson City, MO	104.1	February 1, 2021
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019
	WLXC FM	Columbia, SC	103.1	December 1, 2019
	WNKT FM	Eastover, SC	107.5	December 1, 2019
	WOMG FM	Lexington, SC	98.5	December 1, 2019
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019
Columbus-Starkville, MS	WKOR FM	Columbus, MS	94.9	June 1, 2020
	WMXU FM	Starkville, MS	106.1	June 1, 2020
	WNMQ FM	Columbus, MS	103.1	June 1, 2020
	WSMS FM	Artesia, MS	99.9	June 1, 2020
	WSSO AM	Starkville, MS	1230	June 1, 2020
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2021
	KSCS FM	Fort Worth, TX	96.3	August 1, 2021
	KLIF AM	Dallas, TX	570	August 1, 2021
	KPLX FM	Fort Worth, TX	99.5	August 1, 2021
	KLIF FM	Haltom City, TX	93.3	August 1, 2021
	KTCK AM	Dallas, TX	1310	August 1, 2013
	KTCK FM	Flower Mound, TX	96.7	August 1, 2021
	KESN FM	Allen, TX	103.3	August 1, 2021
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2021
	KHKI FM	Des Moines, IA	97.3	February 1, 2021
	KGGO FM	Des Moines, IA	94.9	February 1, 2021
	KJJY FM	West Des Moines, IA	92.5	February 1, 2021
	KWQW FM	Boone, IA	98.3	February 1, 2021
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2020
	WDVD FM	Detroit, MI	96.3	October 1, 2020
	WDRQ FM	Detroit, MI	93.1	October 1, 2020
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2022
	WXTA FM	Edinboro, PA	97.9	August 1, 2022
	WRIE AM	Erie, PA	1260	August 1, 2022
	WQHZ FM	Erie, PA	102.3	August 1, 2022
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2022
	KSCR AM	Eugene, OR	1320	February 1, 2022
	KUGN AM	Eugene, OR	590	February 1, 2022
	KUJZ FM	Creswell, OR	95.3	February 1, 2022
	KZEL FM	Eugene, OR	96.1	February 1, 2022
Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2020
	KFAY AM	Farmington, AR	1030	June 1, 2020
	KQSM FM	Fayetteville, AR	92.1	June 1, 2020
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2020
	KKEG FM	Bentonville, AR	98.3	June 1, 2020
	KYNG AM	Springdale, AR	1590	June 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

	KRMW FM	Cedarville, AR	95	June 1, 2020
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019
	WRCQ FM	Dunn, NC	103.5	December 1, 2019
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2020
	WWCK AM	Flint, MI	1570	October 1, 2020
	WWCK FM	Flint, MI	105.5	October 1, 2020
	WFBE FM	Flint, MI	95.1	October 1, 2020
	WTRX AM	Flint, MI	1330	October 1, 2020
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019
	WCMG FM	Latta, SC	94.3	December 1, 2019
	WHLZ FM	Marion, SC	100.5	December 1, 2019
	WMXT FM	Pamplico, SC	102.1	December 1, 2019
	WWFN FM	Lake City, SC	100.1	December 1, 2019
	WYMB AM	Manning, SC	920	December 1, 2019
	WYNN AM	Florence, SC	540	December 1, 2019
	WYNN FM	Florence, SC	106.3	December 1, 2019
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2020
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2020
	KOMS FM	Poteau, OK	107.3	June 1, 2021
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2020
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2020
	WNCV FM	Shalimar, FL	93.3	February 1, 2020
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2020
Fresno, CA	KSKS FM	Fresno, CA	93.7	December 1, 2021
	KMJ FM	Fresno, CA	105.9	December 1, 2021
	KMJ AM	Fresno, CA	580.0	December 1, 2021
	KMGV FM	Fresno, CA	97.9	December 1, 2021
	KWYE FM	Fresno, CA	101.1	December 1, 2021
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2020
	WTNR FM	Holland, MI	94.5	October 1, 2020
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2020
	WBBL FM	Greenville, MI	107.3	October 1, 2020
	WHTS FM	Coopersville, MI	105.3	October 1, 2020
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2020
	WDUZ FM	Brillion, WI	107.5	December 1, 2020
	WKRU FM	Allouez, WI	106.7	December 1, 2020
	WOGB FM	Reedsville, WI	103.1	December 1, 2020
	WPCK FM	Denmark, WI	104.9	December 1, 2020
	WQLH FM	Green Bay, WI	98.5	December 1, 2020
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2022
	WNNK FM	Harrisburg, PA	104.1	August 1, 2022
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2022
	WZCY FM	Hershey, PA	106.7	August 1, 2014
	WQXA FM	York, PA	105.7	August 1, 2022
Houston, TX	KRBE FM	Houston, TX	104.1	August 1, 2021
Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2020
	WUMP AM	Madison, AL	730	April 1, 2020
	WVNN AM	Athens, AL	770	April 1, 2020
	WVNN FM	Trinity, AL	92.5	April 1, 2020
	WWFF FM	New Market, AL	93.3	April 1, 2020
	WZYP FM	Athens, AL	104.3	April 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2020
	WFMS FM	Fishers, IN	95.5	August 1, 2020
	WRWM FM	Lawrence, IN	93.9	August 1, 2020
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2020
	WJCW AM	Johnson City, TN	910	August 1, 2020
	WGOC AM	Kingsport, TN	1320	August 1, 2020
	WKOS FM	Kingsport, TN	104.9	August 1, 2020
	WQUT FM	Johnson City, TN	101.5	August 1, 2020
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2021
	KCHZ FM	Ottawa, KS	95.7	June 1, 2021
	KCJK FM	Garden City, MO	105.1	February 1, 2021
	KCMO AM	Kansas City, MO	710	February 1, 2021
	KCMO FM	Shawnee, KS	94.9	June 1, 2021
	KMJK FM	North Kansas City, MO	107.3	February 1, 2021
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2020
	WNML AM	Knoxville, TN	990	August 1, 2020
	WNML FM	Friendsville, TN	99.1	August 1, 2020
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2020
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2020
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2020
	KRRQ FM	Lafayette, LA	95.5	June 1, 2020
	KSMB FM	Lafayette, LA	94.5	June 1, 2020
	KXKC FM	New Iberia, LA	99.1	June 1, 2020
	KNEK FM	Washington, LA	104.7	June 1, 2020
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June 1, 2020
	KBIU FM	Lake Charles, LA	103.3	June 1, 2020
	KKGB FM	Sulphur, LA	101.3	June 1, 2020
	KQLK FM	De Ridder, LA	97.9	June 1, 2020
	KXZZ AM	Lake Charles, LA	1580	June 1, 2020
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2020
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2022
	WIOV AM	Reading, PA	1240	August 1, 2022
Lexington, KY	WCYN FM	Cynthiana, KY	102.3	August 1, 2020
	WLTO FM	Nicholasville, KY	102.5	August 1, 2020
	WLXX FM	Lexington, KY	92.9	August 1, 2020
	WVLK AM	Lexington, KY	590	August 1, 2020
	WVLK FM	Richmond, KY	101.5	August 1, 2020
	WXZZ FM	Georgetown, KY	103.3	August 1, 2020
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2020
	KARN AM	Little Rock, AR	920	June 1, 2012
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2020
	KLAL FM	Wrightsville, AR	107.7	June 1, 2020
	KPZK AM	Little Rock, AR	1250	June 1, 2020
	KURB FM	Little Rock, AR	98.5	June 1, 2020
	KARN FM	Sheridan, AR	102.9	June 1, 2020
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2021
	KLOS FM	Los Angeles, CA	95.5	December 1, 2021
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2020
	WDEN FM	Macon, GA	99.1	April 1, 2020
	WLZN FM	Macon, GA	92.3	April 1, 2020
	WMAC AM	Macon, GA	940	April 1, 2020
	WMGB FM	Montezuma, GA	95.1	April 1, 2020
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020
	WHKR FM	Rockledge, FL	102.7	February 1, 2020
	WLZR FM	Melbourne, FL	95.9	February 1, 2020
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2020
	WGKX FM	Memphis, TN	105.9	August 1, 2020
	WXMX FM	Millington, TN	98.1	August 1, 2020
	WKIM FM	Munford, TN	98.9	August 1, 2020
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2021
	KXXR FM	Minneapolis, MN	93.7	April 1, 2021
	WGVX FM	Lakeville, MN	105.1	April 1, 2021
	WRXP FM	Cambridge, MN	105.3	April 1, 2021
	WWWM FM	Eden Prarie, MN	105.7	April 1, 2021
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2020
	WDLT FM	Saraland, AL	104.1	April 1, 2020
	WGOK AM	Mobile, AL	900	April 1, 2020
	WXQW AM	Fairhope, AL	660	April 1, 2020
	WABD FM	Mobile, AL	97.5	April 1, 2020
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2021
	KDJK FM	Mariposa, CA	103.9	December 1, 2021
	KESP AM	Modesto, CA	970	December 1, 2021
	KHKK FM	Modesto, CA	104.1	December 1, 2021
	KHOP FM	Oakdale, CA	95.1	December 1, 2021
	KWNN FM	Turlock, CA	98.3	December 1, 2021
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2020
	WLWI AM	Montgomery, AL	1440	April 1, 2020
	WLWI FM	Montgomery, AL	92.3	April 1, 2020
	WMSP AM	Montgomery, AL	740	April 1, 2020
	WMXS FM	Montgomery, AL	103.3	April 1, 2020
	WXFX FM	Prattville, AL	95.1	April 1, 2020
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2020
	WMDH FM	New Castle, IN	102.5	August 1, 2020
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2020
	WKLQ AM	Whitehall, MI	1490	October 1, 2020
	WVIB FM	Holton, MI	100.1	October 1, 2020
	WLAW FM	Newaygo, MI	92.5	October 1, 2020
	WWSN FM	Whitehall, MI	97.5	October 1, 2020
Myrtle Beach, SC	WDAI FM	Pawleys Island, SC	98.5	December 1, 2011
	WLFF FM	Georgetown, SC	106.5	December 1, 2011
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011
	WHSC AM	Conway, SC	1050	December 1, 2011
Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2020
	WSM FM	Nashville, TN	95.5	August 1, 2020
	WWTN FM	Hendersonville, TN	99.7	August 1, 2020
	WGFX FM	Gallatin, TN	104.5	August 1, 2020
	WKDF FM	Nashville, TN	103.3	August 1, 2020
New London, CT	WQGN FM	Groton, CT	105.5	April 1, 2022
	WXLM AM	Groton, CT	980	April 1, 2022
	WMOS FM	Stonington, CT	102.3	April 1, 2022
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2020
	KKND FM	Belle Chasse, LA	102.9	June 1, 2020
	WRKN FM	Laplace, LA	92.3	June 1, 2020
	WZRH FM	Picayune, MS	106.1	June 1, 2020
New York, NY	WABC AM	New York, NY	770	June 1, 2022
	WPLJ FM	New York, NY	95.5	June 1, 2022

Market	Stations	City of License	Frequency	Expiration Date of License

	WNSH FM	Newark, NJ	94.7	June 1, 2022
	WNBM FM	Bronxville, NY	103.9	June 1, 2022
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2021
	KKWD FM	Bethany, OK	104.9	June 1, 2021
	WWLS FM	The Village, OK	98.1	June 1, 2021
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2021
	KWPN AM	Moore, OK	640	June 1, 2021
	WKY AM	Oklahoma City, OK	930	June 1, 2021
	KQOB FM	Enid, OK	96.9	June 1, 2021
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2021
	KHAY FM	Ventura, CA	100.7	December 1, 2021
	KVEN AM	Ventura, CA	1450	December 1, 2021
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2021
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2020
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2020
	WXBM FM	Milton, FL	102.7	February 1, 2020
	WMEZ FM	Pensacola, FL	94.1	February 1, 2020
	WJTQ FM	Pensacola, FL	100.7	February 1, 2020
Peoria, IL	WGLO FM	Pekin, IL	95.5	December 1, 2020
	WVEL AM	Pekin, IL	1140	December 1, 2020
	WIXO FM	Peoria, IL	105.7	December 1, 2020
	WFYR FM	Elmwood, IL	97.3	December 1, 2020
	WZPW FM	Peoria, IL	92.3	December 1, 2020
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2022
	WPRO FM	Providence, RI	92.3	April 1, 2022
	WPRV AM	Providence, RI	790	April 1, 2022
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2022
	WWLI FM	Providence, RI	105.1	April 1, 2022
	WWKX FM	Woonsocket, RI	106.3	April 1, 2022
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2021
	KKOH AM	Reno, NV	780	October 1, 2021
	KNEV FM	Reno, NV	95.5	October 1, 2021
	KWYL FM	South Lake Tahoe, CA	102.9	December 1, 2021
Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2020
	WILZ FM	Saginaw, MI	104.5	October 1, 2020
	WIOG FM	Bay City, MI	102.5	October 1, 2020
	WKQZ FM	Midland, MI	93.3	October 1, 2020
Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2021
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2021
	KBER FM	Ogden, UT	101.1	October 1, 2021
	KENZ FM	Ogden, UT	101.9	October 1, 2021
	KHTB FM	Provo, UT	94.9	October 1, 2021
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2021
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2021
	KSFO AM	San Francisco, CA	560	December 1, 2021
	KFFG FM	Los Gatos, CA	97.7	December 1, 2021
	KFOG FM	San Francisco, CA	104.5	December 1, 2021
	KNBR AM	San Francisco, CA	680	December 1, 2013
	KSAN FM	San Mateo, CA	107.7	December 1, 2021
	KTCT AM	San Mateo, CA	1050	December 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Santa Barbara, CA	KRRF FM	Oak View, CA	106.3	December 1, 2021
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2020
	WEAS FM	Springfield, GA	93.1	April 1, 2020
	WIXV FM	Savannah, GA	95.5	April 1, 2020
	WJCL FM	Savannah, GA	96.5	April 1, 2020
	WJLG AM	Savannah, GA	900	April 1, 2020
	WZAT FM	Tybee Island, GA	102.1	April 1, 2020
	WTYB FM	Bluffton, SC	103.9	December 1, 2019
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2020
	KQHN FM	Waskom, TX	97.3	August 1, 2021
	KRMD AM	Shreveport, LA	1340	June 1, 2020
	KRMD FM	Oil City, LA	101.1	June 1, 2020
	KVMA FM	Shreveport, LA	102.9	June 1, 2020
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2022
	WMAS FM	Enfield, CT	94.7	April 1, 2022
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2021
	KWIN FM	Lodi, CA	97.7	December 1, 2021
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2022
	WXTL FM	Syracuse, NY	105.9	June 1, 2022
	WSKO AM	Syracuse, NY	1260	June 1, 2022
	WNTQ FM	Syracuse, NY	93.1	June 1, 2022
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020
	WGLF FM	Tallahassee, FL	104.1	February 1, 2020
	WHBT AM	Tallahassee, FL	1410	February 1, 2020
	WHBX FM	Tallahassee, FL	96.1	February 1, 2020
	WWLD FM	Cairo, GA	102.3	April 1, 2020
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2020
	WRQN FM	Bowling Green, OH	93.5	October 1, 2020
	WWWM FM	Sylvania, OH	105.5	October 1, 2020
	WXKR FM	Port Clinton, OH	94.5	October 1, 2020
	WMIM FM	Luna Pier, MI	98.3	October 1, 2020
Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2021
	KDVV FM	Topeka, KS	100.3	June 1, 2021
	KMAJ AM	Topeka, KS	1440	June 1, 2021
	KMAJ FM	Carbondale, KS	107.7	June 1, 2021
	KTOP FM	St. Marys, KS	102.9	June 1, 2021
	KRWP FM	Stockton, MO	107.7	February 1, 2021
	KTOP AM	Topeka, KS	1490	June 1, 2021
	KWIC FM	Topeka, KS	99.3	June 1, 2021
Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2021
	KHYT FM	Tucson, AZ	107.5	October 1, 2021
	KIIM FM	Tucson, AZ	99.5	October 1, 2021
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2021
	KTUC AM	Tucson, AZ	1400	October 1, 2021
Washington, DC	WMAL AM	Washington, DC	630	October 1, 2019
	WRQX FM	Washington, DC	107.3	October 1, 2019
	WMAL FM	Woodbridge, VA	105.9	October 1, 2019
Westchester, NY	WFAS AM	White Plains, NY	1230	June 1, 2022
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2021
	KOLI FM	Electra, TX	94.9	August 1, 2021
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2021
	KYYI FM	Burkburnett, TX	104.7	August 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2022
	WBHT FM	Mountain Top, PA	97.1	August 1, 2022
	WBSX FM	Hazleton, PA	97.9	August 1, 2022
	WSJR FM	Dallas, PA	93.7	August 1, 2022
	WBHD FM	Olyphant, PA	95.7	August 1, 2022
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2022
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019
	WGNI FM	Wilmington, NC	102.7	December 1, 2019
	WKXS FM	Leland, NC	94.5	December 1, 2019
	WMNX FM	Wilmington, NC	97.3	December 1, 2019
	WWQQ FM	Wilmington, NC	101.3	December 1, 2019
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2022
	WWFX FM	Southbridge, MA	100.1	April 1, 2022
	WXLO FM	Fitchburg, MA	104.5	April 1, 2022
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2022
	WSBA AM	York, PA	910	August 1, 2022
	WGLD AM	Manchester Township, PA	1440	August 1, 2022
	WARM FM	York, PA	103.3	August 1, 2022
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2020
	WHOT FM	Youngstown, OH	101.1	October 1, 2020
	WLLF FM	Mercer, PA	96.7	August 1, 2022
	WPIC AM	Sharon, PA	790	August 1, 2022
	WQXK FM	Salem, OH	105.1	October 1, 2020
	WSOM AM	Salem, OH	600	October 1, 2020
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2022
	WYFM FM	Sharon, PA	102.9	August 1, 2022
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation, we agreed to divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. In February 2016, the trustee received a letter from the FCC seeking information on efforts to sell the station assets which remained in the trusts. The trustee has responded to this request and is currently awaiting the FCC's response.
Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders periodically through representative samplings of stockholder citizenship or other appropriate means to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a declaratory ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis. In 2015 and in early 2017, the FCC acted on several petitions for rulemaking which requested that various entities be permitted to exceed the 25% foreign equity and voting limitations. In those cases, the FCC permitted foreign ownership of as much as 49.99% by both specifically-identified foreign entities and generally subject to various conditions. These rulings were based upon the specific facts relating to the respective case, and it is uncertain how the FCC would treat any request which might be made to increase alien ownership of our stock in excess of the current threshold.
In September 2016, the FCC issued new policies governing how broadcast companies calculate the amount of their stock which is foreign held. These new policies permit a public company, which takes adequate steps to determine the extent to which its stock is foreign-owned or voted, to presume that shares as to which it lacks knowledge of foreign ownership or voting control do not raise a foreign ownership issue. Under previous FCC policies, stock which could not specifically be identified as owned and voted by U.S. citizens was presumed to be foreign held. The new rules also permit a specific foreign investor which has been approved by the FCC in a non-control context to increase its ownership in a broadcast company to 49.99%, and one which has been approved as a controlling party to increase its ownership to 100%, without further FCC approval. The new rules have not yet gone into effect but are expected to become effective later this year.
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
The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. If an interest is attributable, the FCC treats the person or entity that holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus is attributed to the person in determining compliance with the FCC’s ownership rules.
With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a joint sales agreement (“JSA”) also may result in an attributable interest. See “- Local Marketing Agreements” and "-Joint Sales Agreements."
With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holdings of less than 5% of an entity’s voting stock, non-voting equity and debt interests (unless stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests collectively constitute more than 33% of a station’s “enterprise value," which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another radio station, television station or newspaper in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests).

Programming and Operation
The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC adopted rules for television broadcasters in 2008, which require that certain portions of a television station’s public inspection file be uploaded to the FCC’s online data base. In January, 2016, the FCC adopted an order requiring that portions of the public inspection files of radio stations likewise be uploaded to the FCC’s online data base. Those requirements are currently effective for commercial radio stations with five or more employees in the top 50 markets. Other stations will have until March 1, 2018 to upload their public inspection files to the FCC’s online data base.
Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules but also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). In September 2015, the FCC adopted an order revising its rules that require a radio station to broadcast the material terms and conditions of any on-air contest. Under the new rules, stations may satisfy that disclosure obligation by posting the material terms and conditions of an on-air contest on the station’s web site or on another publicly-available Internet site instead of broadcasting them over the air.
In October 2015, the FCC made changes to certain technical rules regarding the AM radio service, and also adopted procedures designed to make it easier for owners of AM stations to use FM translators to rebroadcast their AM stations’ signals. We cannot predict at this time the extent, if any, to which those rule changes and procedures will affect our operations.
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
The FCC’s action under the LRCA could increase the number of LPFM stations in markets where we have stations, and that increase could produce interference from LPFM stations to our stations. We cannot predict at this time whether the LRCA in particular or the advent of LPFM service in general will have a material adverse impact on our operations in the future. We also cannot predict whether LPFM service could increase competition for listeners and revenues and have a material adverse effect on our operations.
On March 3, 2011, the FCC issued an order which would limit the ability of a broadcaster to move a radio station from one community to another. The FCC created a rebuttable presumption that would apply when a proposed community is located in an urbanized area or when the station could cover more than 50% of an urbanized area through the proposed community. In either of those circumstances, it would be presumed that the broadcaster intends to serve the entire urbanized area rather than the specified community and would not be allowed to change the station’s community of license unless the broadcaster presented a compelling case showing that (1) the proposed community is “truly” independent of the urbanized area, (2) the proposed community has a specific need for an outlet for local expression separate from the urbanized area, and (3) the station would be able to serve the community’s need for a local outlet. The FCC further explained that (1) in no event would it approve any proposal that would create an area that had no access to radio services or access to only one radio service, and (2) the FCC would “strongly disfavor” any community change that would result in the loss of third, fourth or fifth radio service to more than 15% of the population within a station’s existing service area or that would deprive any community of “substantial size” (meaning a community with a population of 7,500 or greater) of its second local service. In subsequent decisions, the FCC has clarified that its policy does not apply to situations where a station is moving its community of license from one urbanized area to another urbanized area or from a community inside an urbanized area to another community in the same urbanized area. The FCC’s policy could nonetheless limit our options in relocating or acquiring radio stations and, to that extent, may have a material adverse impact on our operations.
Antitrust and Market Concentration Considerations
In addition, from time to time Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership or profitability of our radio stations, result in the loss of audience share and advertising revenues for our radio stations, or affect our ability to acquire additional radio stations or finance such acquisitions.
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (“HSR Act”), by the Department of Justice (the "DOJ”) or the Federal Trade Commission (the “FTC”), either of which can be required to, or can otherwise determine to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $80.8 million or more. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers as of March 9, 2017:

Name	Age	Position(s)
Mary G. Berner	57	President and Chief Executive Officer
John Abbot	54	Executive Vice President, Treasurer and Chief Financial Officer
Richard S. Denning	50	Senior Vice President, Secretary and General Counsel
Suzanne M. Grimes	58	Executive Vice President of Corporate Marketing and President of Westwood One
Mary G. Berner is our President and Chief Executive Officer. Ms. Berner was initially elected to the Board of Directors at our 2015 annual meeting of stockholders. Prior to being appointed as Chief Executive Officer in October 2015, Ms. Berner served as President and Chief Executive Officer of MPA - The Association of Magazine Media since September 2012. From 2007 to 2011, she served as Chief Executive Officer of Reader's Digest Association. Before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and Chief Executive Officer and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour, TV Guide, W, Women’s Wear Daily, Every Day with Rachael Ray and Allrecipes.com. Ms. Berner has served on numerous industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts degree in History from the College of Holy Cross (Massachusetts).
John Abbot is our Executive Vice President, Treasurer, and Chief Financial Officer. Mr. Abbot joined Cumulus Media in July 2016, having most recently served as Executive Vice President and Chief Financial Officer of Telx Holdings Inc., a leading provider of connectivity, co-location and cloud services in the data center industry, from 2014 to 2015. Prior to his service at Telx, which was sold to Digital Realty Trust in October 2015, Mr. Abbot served as Chief Financial Officer of Insight Communications Company, Inc., a cable television business, for eight years. During the prior nine years, he worked in the Global Media and Communications Group of the Investment Banking Division at Morgan Stanley, where he was a Managing

Director. Mr. Abbot began his financial career as an associate at Goldman, Sachs & Co., and prior to that served as a Surface Warfare Officer in the U.S. Navy. He received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from The Pennsylvania State University, and an MBA from Harvard Business School.
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
Suzanne M. Grimes is our Executive Vice President of Corporate Marketing and President of Westwood One. Prior to joining our Company in January 2016, Ms. Grimes served as Founder and Chief Executive Officer of Jott LLC since January 2015. From December 2012 to September 2014, Ms. Grimes served as President and Chief Operating Officer of Clear Channel Outdoor North America. Prior to that, Ms. Grimes founded SMG Advisors, a consultancy for media and technology start-ups. Ms. Grimes has also held leadership roles at News Corp, Condé Nast and Reader’s Digest and previously served on the Board of the Outdoor Advertising Association of America and MPA - The Association of Magazine Media. Ms. Grimes earned a Bachelor of Science degree in Business Administration from Georgetown University.
Available Information
The Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Internet site address is www.cumulus.com. On our site we make available, free of charge, our most recent Annual Report on Form 10-K, subsequent quarterly reports, current reports, our proxy statement and other information we file with the SEC, as soon as reasonably practicable after such documents are filed.

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
Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on, among other things:

•	economic conditions in the areas where our stations are located and in the nation as a whole;

•	national and local demand for radio advertising;

•	the popularity of the programming offered by our stations;

•	changes in the population demographics in the areas where our stations are located;

•
local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;

•	the capability and effectiveness of our sales organization;

•	our competitors’ activities, including increased competition from other advertising-based mediums;

•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and

•	other factors beyond our control.
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
We have more than 8,200 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue.
We must continue to respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive. Our failure to timely or appropriately respond to any such changes could materially adversely affect our business and results of operations.
The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for listeners and advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the radio broadcasting industry as a whole. Various other audio technologies and services have been developed which compete for listeners and advertising dollars traditionally spent on radio advertising including:

•	personal digital audio and video devices (e.g. smart phones, tablets);

•	satellite delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio;

•	audio programming by internet content providers, internet radio stations such as Pandora Internet Radio, cable systems, direct broadcast satellite systems and other digital audio broadcast formats;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts); and

•	search engine and e-commerce websites where a significant portion of their revenues are derived from advertising dollars such as Google and Yelp.
These or other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from these or other technologies or regulatory change may have on the radio broadcasting industry as a whole.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, significant liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could adversely affect our business.
We have written off, and could in the future be required to write off a significant portion of the fair value of our FCC licenses and goodwill, which may adversely affect our financial condition and results of operations.
As of December 31, 2016, our FCC licenses and goodwill comprised 69.4% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2016, we recorded an impairment charge of $603.1 million on our FCC licenses and goodwill. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
Disruptions in the capital and credit markets could restrict our ability to access further financing.
We may rely in a significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds from operations are not sufficient for these purposes in the future. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facilities or access capital. Our access to funds under credit facilities is dependent on, among other things, the ability of our lenders to meet their funding commitments. Those lenders may not be able or willing to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets may also result in increased costs associated with bank credit facilities. Continued disruptions could increase our interest expense and adversely affect our results of operations.
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
Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results.
We are dependent on key personnel.
Our business is managed by a small number of key management and operating personnel, and our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to effectively train and manage our employee base. Although we have entered into employment agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances, we cannot be assured that all of those restrictions would be enforced if challenged in court.
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
The Company is subject to many rules and regulations that govern the operations of its radio stations. The FCC has previously imposed, or sought to impose, fines on the Company, such as a $540,000 penalty imposed on us in early 2016 for sponsorship identification violations occurring in 2011, nearly all of which occurred prior to the Company’s ownership of the station and continued for approximately one month thereafter.  The FCC also has shortened the renewal terms for certain of our radio stations in response to rule violations. It also is not uncommon for a radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and/or operated by the Company, and those penalties can be substantial.
The FCC’s regulations, for instance, prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. Violations of this rule can result in fines up to $325,000 for each violation. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
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
We currently pay royalties to song composers and publishers through Broadcast Music Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

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
The instruments governing our outstanding indebtedness contain a number of restrictive covenants, some of which become more restrictive in the future. For example, our Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), dated as of December 23, 2013, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company ("Cumulus Holdings"), as borrower, and certain lenders and agents, requires us to comply with a maximum first lien leverage ratio as of the last day of any fiscal quarter if any amounts are outstanding under the revolving credit facility thereunder ( the “Revolving Credit Facility”) or any letters of credit are outstanding that have not been collateralized by cash. The first lien leverage ratio impacts the availability of funding under the Revolving Credit Facility. The first lien leverage ratio covenant periodically decreases over time until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2017, the required ratio covenant will be 4.5 to 1. While we currently have no borrowings outstanding under the Revolving Credit Facility (and therefore the first lien leverage covenant does not apply), if the applicable ratio were to apply, we would not have access to borrowings under the Revolving Credit Facility. Our inability to borrow under the Revolving Credit Facility would continue until we were able to satisfy the applicable ratio requirement.
Our ability to comply with the covenants in (i) the Credit Agreement, and (ii) the indenture governing our 7.75% Senior Notes due May 1, 2019 (the “Indenture”), will depend upon our future financial and operating performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with certain covenants in the future.
If 91 days prior to the stated maturity date of the Indenture (the "Springing Maturity Date") the aggregate principal amount of the Notes under the Indenture outstanding exceeds $200.0 million, the Term Loan under the Credit Agreement maturity date shall be accelerated to the Springing Maturity Date.
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
The lenders under the Credit Agreement have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of certain of our subsidiaries to secure the debt under the Credit Agreement. If the lenders accelerate the required repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of such borrowings, and we cannot assure you that sufficient assets will remain to continue operations after we have paid all of the borrowings under such Credit Agreement. We do not know what value we would receive upon such liquidation and we may receive values significantly below market values.  Depending on the timing of such liquidation sales, we cannot predict what market, if any, will exist for our assets. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation. Our ability to liquidate assets could also be affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets would be liquidated at a significant loss. Any requirement for us to liquidate assets would likely have a material adverse effect on our business.
We require substantial cash flows to service our debt and other obligations. Our inability to generate sufficient cash flows could have a material adverse effect on our business.

In order to service our significant indebtedness, we require, and will continue to require, significant cash flows. Our revenue is subject to such factors as shifts in population, station listenership, demographics, competition and audience tastes, and fluctuations in preferred advertising media. Our ability to generate sufficient cash flow to make required principal and interest payments on, or refinance, our debt obligations depends on our financial condition and operating performance, which are subject to prevailing micro-economic and macro-economic and competitive conditions, which are beyond our control. We may be unable to maintain or derive a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to seek to dispose of material assets or operations, seek additional debt or equity capital or seek to restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our inability to generate sufficient cash from operations to service our debt and other obligations would lead to a material adverse effect on our business.
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
Risks Related to Our Class A Common Stock
Our Class A common stock is listed on the NASDAQ Capital Market, but we cannot guarantee that we will be able to satisfy the continued listing standards going forward, and if our Class A common stock is delisted, it could have a material adverse effect on the liquidity of our common stock.
Although our Class A common stock is listed on the NASDAQ Capital Market, we cannot ensure that we will be able to satisfy the continued listing standards of the NASDAQ Capital Market going forward. If we cannot satisfy the continued listing standards going forward, the NASDAQ Stock Market, LLC may commence delisting procedures against us, which could result in our Class A common stock being removed from listing on the NASDAQ Capital Market. If our Class A common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease. Delisting could also adversely affect our stockholders' ability to trade or obtain quotations on our shares because of lower trading volumes and transaction delays. There can be no assurance that we will be able to comply with the minimum bid price requirement, or any other continued listing requirements in the future.
The public market for our Class A Common Stock may be volatile.
We cannot assure you that the market price of our Class A common stock will not decline further. The market price for our Class A common stock could be subject to wide fluctuations in response to such factors as:

•	the total amount of our indebtedness and our ability to service that debt;

•	conditions and trends in the radio broadcasting industry;

•	actual or anticipated variations in our operating results, including audience share ratings and financial results;

•	estimates of our future performance and/or operations;

•	changes in financial estimates by securities analysts;

•	technological innovations;

•	competitive developments;

•	adoption of new accounting standards affecting companies in general or affecting companies in the radio broadcasting industry in particular; and

•	general market conditions and other factors.
Further, the stock markets, and in particular the NASDAQ Capital Market, the market on which our Class A common stock is listed, from time to time have experienced extreme price and volume fluctuations that were not necessarily related or proportionate to the operating performance of the affected companies. In addition, general economic, political and market conditions such as recessions, interest rate movements or international currency fluctuations, may adversely affect the market price of our Class A common stock.
Certain stockholders or groups of stockholders have, and will have, the right to appoint members to our board of directors and, consequently, the ability to exert significant influence over us.
As of December 31, 2016, Crestview Radio Investors, LLC ("Crestview") was our largest shareholder and, based on its most recent filing on Schedule 13D/A, beneficially owned shares representing approximately 30.2% of our outstanding Class A common stock on a fully converted basis.
In addition, in connection with the financing transactions undertaken in connection with the completion of our acquisition of Citadel Broadcasting Company on September 16, 2011, we entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with, among others, Lewis W. Dickey, Jr. a member of the Board and certain members of his family (the "Dickeys") and Crestview. Under the Stockholders Agreement, the size of our board was increased to seven members, and the two vacancies on our board created thereby were filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to our board, and the Dickeys maintain the right to designate one individual for nomination to our board. The Stockholders Agreement provides that the other three positions on our board will be filled by directors who meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is our largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to our board, and is selected by it, appointed as the “lead director” of our board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of our stock, subject to certain exceptions.
As a result of these significant stockholdings, and their right to designate members of our board, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other shareholders, lenders or debtholders.
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
As of December 31, 2016, we owned 49 studio facilities and 151 tower sites in our 90 markets. We lease additional studio, office facilities, and tower sites throughout all of our markets. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York; Dallas, Texas; Denver, Colorado and Los Angeles, California for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
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

In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, in a case not involving Cumulus Media, Inc., the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. The stay remains in effect in our New York lawsuit until appeal rights are exhausted and the Second Circuit issues a mandate in the unrelated case.

The pending suit seeks unspecified damages. The Company is evaluating the suit, and intends to defend itself vigorously. The Company is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

In the first quarter of 2016, CBS Radio Inc. ("CBS") filed a demand for arbitration against certain of our subsidiaries. This action alleged that certain of our subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content. As previously disclosed, in the third quarter of 2016, the Company settled these claims in exchange for a one-time payment of $13.3 million. This payment was classified as a content cost in the accompanying consolidated statement of operations for the year ended December 31, 2016.

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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information For Common Stock
Shares of our Class A common stock, par value $0.01 per share, are listed on the NASDAQ Capital Market under the symbol CMLS. There is no established public trading market for our Class C common stock. On October 12, 2016, we effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. The price of the Company's outstanding stock was adjusted proportionally. The par value of the Company's common stock was not adjusted as a result of the Reverse Stock Split.
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A common stock as reported in published financial sources. Sales prices have been adjusted for all periods presented to reflect the impact of the Reverse Stock Split.

Year	High	Low
2015
First Quarter	$4.51	$2.35
Second Quarter	$2.65	$1.90
Third Quarter	$2.08	$0.68
Fourth Quarter	$0.82	$0.18
2016
First Quarter	$0.60	$0.18
Second Quarter	$0.50	$0.26
Third Quarter	$0.45	$0.29
Fourth Quarter	$2.40	$0.30
Holders
As of March 9, 2017, there were approximately 1,497 holders of record of our Class A common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
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
Stock Performance Graph
The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2016 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index (the “NASDAQ”); and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2010 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2016. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Cumulus	$100.00	$61.95	$179.53	$98.14	$7.66	$23.67
S&P 500	100.00	113.40	146.97	163.71	162.52	178.02
NASDAQ	100.00	113.82	157.44	178.53	188.75	209.51
Radio Index (1)	100.00	103.62	158.17	131.44	103.63	146.87

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
Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, has been derived from our consolidated financial statements and related notes beginning on page F-2 of this Form 10-K. The selected historical consolidated financial information as of December 31, 2014, 2013 and 2012, and for the years ended December 31, 2013 and 2012, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes previously filed with the SEC but not included or incorporated by reference herein.
Primarily as a result of our completion of a number of significant transactions in various of the periods reported, including the December 12, 2013 completion of our acquisition of Westwood One, Inc. (the "Westwood One Acquisition"), the November 14, 2013 completion of the sale to Townsquare Media, LLC (“Townsquare”) of 53 radio stations in twelve small and mid-sized markets for $235.0 million in cash and the swap with Townsquare of 15 radio stations in two small and mid-sized markets in exchange for 5 radio stations in Fresno, California (the "Townsquare Transaction") (with the stations swapped to Townsquare therein being treated as discontinued operations in all periods presented), each of whose operating results have been included in Cumulus’ financial statements since their respective dates of acquisition, and various refinancing transactions from time to time, we believe that our results of operations for any period, and our financial condition at any date, provide only limited comparability to other periods. You are cautioned to not place undue reliance on any such comparison.
The selected historical consolidated financial information which has been adjusted to reflect our October 12, 2016 one-for-eight (1:8) reverse stock split, presented below does not contain all of the information you should consider when evaluating Cumulus and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-2 of this Form 10-K. Various factors are expected to have an effect on our financial condition and results of operations in the future. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,141,400	$1,168,679	$1,263,423	$1,026,138	$1,002,272
Content costs	427,780	396,426	433,596	264,871	244,082
Selling, general & administrative expenses	472,900	477,327	470,441	403,381	378,802
Depreciation and amortization	87,267	102,105	115,275	112,511	135,575
LMA fees	12,824	10,129	7,195	3,716	3,465
Corporate expenses (including non-cash stock-based compensation expense)	40,148	73,403	76,428	59,830	57,438
(Gain) loss on sale of assets or stations	(95,695)	2,856	(1,342)	(3,685)	—
Gain on derivative instrument	—	—	—	(1,852)	(12)
Impairment of intangible assets and goodwill (1)	604,965	565,584	—	—	125,985
Impairment charges - equity interest in Pulser Media Inc.	—	19,364	—	—	—
Operating (loss) income	(408,789)	(478,515)	161,830	187,366	56,937
Interest expense	(138,634)	(141,679)	(145,533)	(178,274)	(199,574)
Interest income	493	433	1,388	1,293	946
Gain (loss) on early extinguishment of debt	8,017	13,222	—	(34,934)	(2,432)
Other income (expense), net	2,039	14,205	4,338	(302)	(2,479)
(Loss) income from continuing operations before income taxes	(536,874)	(592,334)	22,023	(24,851)	(146,602)
Income tax benefit (expense)	26,154	45,840	(10,254)	68,464	34,670
(Loss) income from continuing operations	(510,720)	(546,494)	11,769	43,613	(111,932)
Income from discontinued operations, net of taxes	—	—	—	132,470	79,203
Net (loss) income	(510,720)	(546,494)	11,769	176,083	(32,729)
Less: dividends declared and accretion of redeemable preferred stock	—	—	—	10,676	21,432
(Loss) income attributable to common shareholders	$(510,720)	$(546,494)	$11,769	$165,407	$(54,161)
Basic (loss) income per common share	$(17.45)	$(18.72)	$0.40	$6.08	$(2.64)
Diluted (loss) income per common share	$(17.45)	$(18.72)	$0.40	$6.00	$(2.64)

	Year Ended December 31,
	2016		2015		2014		2013		2012
OTHER DATA:
Ratio of earnings to fixed charges	*	(2)	*	(2)	1.15		*	(2)	*	(2)
Cash flows related to:
Operating activities	$35,745		$82,432		$136,796		$121,141		$179,490
Investing activities	83,854		(7,961)		(15,572)		(92,625)		98,143
Financing activities	(19,997)		(50,085)		(146,745)		83,774		(220,175)
Capital expenditures	(23,037)		(19,236)		(19,006)		(11,081)		(6,607)
BALANCE SHEET DATA:
Total assets	$2,412,691		$3,002,388	(3)	$3,717,572	(3)	$3,838,128	(3)	$3,704,723	(3)
Long-term debt (including current portion)	2,384,157		2,402,901	(3)	2,457,258	(3)	2,594,586	(3)	2,662,215	(3)
Total stockholders’ equity	$(491,738)		$16,032		$541,580		$512,740		$246,633

(1)
Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 4, “Intangible Assets and Goodwill,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(2)
Earnings for the years ended December 31, 2016, 2015, 2013 and 2012 were inadequate to cover fixed charges. The coverage deficiency for these years was $536,874, $592,334, $35,527 and $168,034, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, and non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts, and preference security dividend requirements.

(3)	Long-term debt reflects the adoption of ASU 2015-03 during the year ended December 31, 2016.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview
●	Our Business and Operating Overview
●	Liquidity Considerations
●	Advertising Revenue and Non-GAAP Financial Matters
●	Results of Operations
●	Seasonality and Cyclicality
●	Liquidity and Capital Resources
●	Critical Accounting Policies and Estimates
●	Summary Disclosures about Contractual Obligations and Commercial Commitments
●	Off-Balance Sheet Arrangements

General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto beginning on page F-2 in this Form 10-K, as well as the information set forth in Item 1A "Risk Factors." This discussion, as well as various other sections of this Annual Report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statements Regarding Forward-Looking Statements."
On October 12, 2016, the Company effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and strike price of the Company's outstanding stock options and warrants were adjusted proportionally, as appropriate. The par value of the Company's common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share amounts contained within this management's discussion and analysis of financial condition and results of operations, and the accompanying audited consolidated financial statements and footnotes, have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.
For additional information about certain of the matters discussed and described in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying audited condensed financial statements included elsewhere in this Annual Report.

Our Business and Operating Overview

A leader in the radio broadcasting industry, we combine high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through approximately 445 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions, expenses associated with our stations, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, management has taken steps to mitigate these risks through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time.
We are party to various agreements intended to supplement our cash flows from operations. Our Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"), consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.

The Company's outstanding $610.0 million of 7.75% senior notes due 2019 (the "7.75% Senior Notes") mature on May 1, 2019. Notwithstanding the stated maturity date of the Term Loan, if 91 days prior to the stated maturity date of the Senior Notes (the "Springing Maturity Date") the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date will be accelerated to the Springing Maturity Date.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2016 was 5.00 to 1 and periodically decreases over time until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2017, the required ratio covenant will be 4.5 to 1. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with this ratio. However, as of December 31, 2016, our actual leverage ratio was in excess of the required ratio.

In December 2016, we completed a discounted prepayment of $28.7 million of face value of the Term Loan for $20.0 million, a discount to par value of 30%. The terms of the Credit Agreement remained unchanged. As a result of the prepayment, we recognized a gain, net of transaction costs, of $8.5 million for the year ended December 31, 2016.
We are also party to a 5-year, $50.0 million revolving accounts receivable securitization facility entered into on December 6, 2013 (the “Securitization Facility”) with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017.
At December 31, 2016, our long-term debt consisted of $1.81 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our financial condition as of December 31, 2016, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we do not have access to borrowings under the Revolving Credit Facility, will be sufficient to satisfy our anticipated funding needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations for at least the next twelve months after the issuance of the consolidated financial statements included elsewhere in this Form 10-K .
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
We continually evaluate potential transactions and initiatives related to our capital structure that could reduce future interest requirements and amounts due at the maturity on our debt. For example, we have previously sought and in the future may from time to time seek, to refinance, retire, redeem, or repurchase our outstanding debt at or prior to its stated maturity through cash purchases and/or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise, as well as equity or debt issuances, debt refinancing transactions (including extensions of maturity dates), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions, any of which may be commenced or suspended at any time.  The amounts involved in any such transactions could be material and the specific timing, amount and terms of any such transactions, if any, would depend on prevailing market conditions, our liquidity sources and requirements, the ability and interest of other parties to participate in such transactions, our business and financial performance, contractual and regulatory restrictions and other factors that may be applicable from time to time. There can be no guarantee that any such transactions or initiatives would ultimately be successful or produce the desired outcome, which could affect us in a material and adverse manner.

As previously disclosed, on December 12, 2016, we launched a private exchange offer (the "Exchange Offer") for any and all our 7.75% Senior Notes. The purpose of the Exchange Offer was to refinance the 7.75% Senior Notes and thereby reduce, and extend the maturity of our indebtedness.
In connection with the Exchange Offer, on December 12, 2016, we filed a complaint in the United States District Court in the Southern District of New York (the "Court") against J.P. Morgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, seeking, among other things, a declaratory judgment that the Company was authorized under the terms of the Credit Agreement to complete the Exchange Offer. On February 24, 2017, the Court granted summary judgment against the Company, finding that the Company cannot refinance its 7.75% Senior Notes with revolving loans under its Credit Agreement.
As a result of the Court’s ruling, the Company concluded that the conditions to the Exchange Offer had not been, and would not be, satisfied. Accordingly, the Company terminated the Exchange Offer on March 10, 2017. On the same date, the Company also terminated the previously announced support agreement that the Company entered into on December 6, 2016 with certain holders of the 7.75% Senior Notes. In connection with the termination of each of the Exchange Offer and refinancing support agreement, the Company plans to abandon the fourth amendment and restatement of the Company's certificate of incorporation (the "Fourth Amended Certificate"), which was approved by stockholders on January 26, 2017. Accordingly, the Fourth Amended Certificate will not be filed or take effect, and no shares of Class D common stock of the Company or Class E common stock of the Company will be authorized for issuance.
We expect to continue to evaluate alternatives to address our capital structure including through ongoing discussions with our stakeholders.  While discussions may continue and result in an alternative transaction, there are no assurances that the parties will come to an agreement on an alternative transaction.

Advertising Revenue and Non-GAAP Financial Measures
Our primary source of revenue is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by such advertising, as measured principally by various ratings agencies on a periodic basis. We endeavor to provide compelling programming and form connections between our on-air talent and listeners in order to develop strong listener loyalty, and we believe that the diversification of our formats and programs, including non-music formats and proprietary content, helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. In addition, we believe that the platform that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, further reduces our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each program has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff.
In addition to local and regional advertising revenues, we monetize our available inventory in both national spot and network sales marketplaces using our national platform. To effectively deliver network advertising for our customers, we distribute content and programming through third party affiliates in order to reach a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time to us, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach those demographic groups on a national basis.
In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $37.7 million, $39.2 million and $34.9 million for the year ended December 31, 2016, 2015 and 2014, respectively.
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
Consolidated Adjusted EBITDA and segment Adjusted EBITDA are the financial metrics utilized by management to analyze the performance of the Company as a whole and each of our reportable segments, respectively. These measure isolates the amount of income generated by our core operations after the incurrence of corporate, general and administrative expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.
In deriving this measure, the Company excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company also excludes any gain or loss on the exchange or sale of any assets and any gain or loss on derivative instruments, early extinguishment of debt, and LMA Fees as they do not represent cash transactions nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our ongoing core operations. The Company also excludes any costs associated with impairment of assets as they do not require a cash outlay.
Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, is commonly employed by the investment community as a measure for determining the market value of a media company and comparing the operational and financial performance among media companies. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for media companies. In addition, Adjusted EBITDA, excluding the impact of LMA fees, is a key metric for purposes of calculating and determining compliance with certain covenants in our Credit Agreement. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.
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

Consolidated Results of Operations
Analysis of Consolidated Statements of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Year Ended December 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,141,400	$1,168,679	$1,263,423	$(27,279)	-2.3%	$(94,744)	-7.5%
Content costs	427,780	396,426	433,596	31,354	7.9%	(37,170)	-8.6%
Selling, general & administrative expenses	472,900	477,327	470,441	(4,427)	-0.9%	6,886	1.5%
Depreciation and amortization	87,267	102,105	115,275	(14,838)	-14.5%	(13,170)	-11.4%
LMA fees	12,824	10,129	7,195	2,695	26.6%	2,934	40.8%
Corporate expenses (including stock-based compensation expense)	40,148	73,403	76,428	(33,255)	-45.3%	(3,025)	-4.0%
(Gain) loss on sale of assets or stations	(95,695)	2,856	(1,342)	(98,551)	**	4,198	**
Impairment of intangible assets and goodwill	604,965	565,584	—	39,381	7.0%	565,584	**
Impairment charges - equity interest in Pulser Media Inc.	—	19,364	—	(19,364)	**	19,364	**
Operating (loss) income	(408,789)	(478,515)	161,830	69,726	14.6%	(640,345)	**
Interest expense	(138,634)	(141,679)	(145,533)	3,045	2.1%	3,854	2.6%
Interest income	493	433	1,388	60	13.9%	(955)	-68.8%
Gain (loss) on early extinguishment of debt	8,017	13,222	—	(5,205)	-39.4%	13,222	**
Other income, net	2,039	14,205	4,338	(12,166)	-85.6%	9,867	**
(Loss) income from continuing operations before income taxes	(536,874)	(592,334)	22,023	55,460	9.4%	(614,357)	**
Income tax benefit (expense)	26,154	45,840	(10,254)	(19,686)	-42.9%	56,094	**
Net (loss) income	$(510,720)	$(546,494)	$11,769	$35,774	6.5%	$(558,263)	**
OTHER DATA:
Adjusted EBITDA	$205,867	$259,145	$329,526	$(53,278)	-20.6%	$(70,381)	-21.4%

**	Calculation is not meaningful.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Net Revenue
Net revenue for the year ended December 31, 2016 decreased $27.3 million, or 2.3%, to $1,141.4 million compared to $1,168.7 million for the year ended December 31, 2015. The decrease resulted from declines of $27.1 million, $13.7 million and $0.1 million in broadcast advertising, license fees and other revenue and digital advertising, respectively, partially offset by an increase of $13.6 million in political advertising revenue. For a discussion of net revenue by segment and changes therein from the year ended December 31, 2015 to the year ended December 31, 2016, see the following discussion under "Segment Results of Operations."
Content Costs
Content costs for the year ended December 31, 2016 increased $31.4 million, or 7.9%, to $427.8 million compared to $396.4 million for the year ended December 31, 2015. The increase was primarily driven by an expense of $14.2 million at Westwood One related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, as well as increases in the Radio Station Group in music license fees and sports broadcasting rights of $14.9 million,

$3.2 million of which was a one time correction for expenses that occurred in prior periods. The remainder of the increase was attributed to other programming related expense increases of $2.3 million.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the year ended December 31, 2016 decreased by $4.4 million, or 0.9%, to $472.9 million compared to $477.3 million for the year ended December 31, 2015. The decrease was primarily driven by a decrease in selling expenses at the Radio Station Group, partially offset by $0.3 million of legal expenses in Westwood One related to the dispute with CBS described under the heading "Content Costs" above.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2016 decreased $14.8 million, or 14.5%, to $87.3 million compared to $102.1 million for the year ended December 31, 2015. This decrease was primarily caused by a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are being consumed.
LMA Fees
LMA fees for the year ended December 31, 2016 increased $2.7 million, or 26.6%, to $12.8 million compared to $10.1 million for the year ended December 31, 2015. This increase was related to an expense of $2.7 million for the contract termination with Universal Media in the San Francisco market.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense for the year ended December 31, 2016 decreased $33.3 million, or 45.3%, to $40.1 million compared to $73.4 million for the year ended December 31, 2015. This decrease was primarily because of one-time compensation expenses incurred during the year ended December 31, 2015 associated with the departure of certain executives.
Impairment of Intangible Assets and Goodwill
During the year ended December 31, 2016, we recorded impairment charges related to goodwill and intangible assets of $568.1 million and $36.9 million, respectively. During the year ended December 31, 2015, because of the sustained declines in our operating results, we recorded impairment charges related to goodwill and indefinite-lived intangible assets (FCC Licenses) of $549.7 million and $15.9 million, respectively. For additional information on these charges, see Note 4, Intangible Assets and Goodwill in the consolidated financial statements included elsewhere in this Form 10-K.
(Gain) Loss on Sale of Assets or Stations
During the year ended December 31, 2016, we recorded a gain on sale of assets or stations of $95.7 million primarily related to the completed sale of certain land and buildings for $110.6 million in cash. In conjunction with this sale we recorded a one-time net gain of $94.0 million during the period. During the year ended December 31, 2015, we recorded a loss on sale of assets or stations of $2.9 million, related to our sales of individual stations and assets.
Interest Expense
Interest expense for the year ended December 31, 2016 decreased $3.1 million to $138.6 million compared to $141.7 million for the year ended December 31, 2015. Interest expense associated with outstanding debt under the Credit Agreement decreased by $2.6 million to $79.5 million as compared to $82.0 million in the prior year because of a lower average amount of indebtedness outstanding in 2016. The following summary details the components of our interest expense (dollars in thousands):

	Year Ended December 31,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings – term loans and revolving credit facilities	79,451	82,031	(2,580)	(3.1)%
Other, including debt issue cost amortization	11,908	12,373	(465)	(3.8)%
Interest expense	$138,634	$141,679	$(3,045)	(2.1)%

Income Tax Benefit (Expense)
We recorded an income tax benefit on continuing operations of $26.2 million in 2016 as compared to an income tax benefit of $45.8 million during the prior year. The tax benefit recorded in both periods were primarily the result of the pre-tax losses on continuing operations net of the amount of goodwill impairment with no related deferred tax liability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2016 decreased $53.3 million, or 20.6%, to $205.9 million compared to $259.1 million for the year ended December 31, 2015.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2016	2015	% Change
GAAP net loss	$(510,720)	$(546,494)	6.5%
Income tax benefit	(26,154)	(45,840)	(42.9)%
Non-operating expenses, including net interest expense	136,102	127,041	7.1%
LMA fees	12,824	10,129	26.6%
Depreciation and amortization	87,267	102,105	(14.5)%
Stock-based compensation expense	2,948	21,033	(86.0)%
(Gain) loss on sale of assets or stations	(95,695)	2,856	**
Impairment of intangible assets and goodwill	604,965	565,584	7.0%
Impairment charges - equity interest in Pulser Media Inc.	—	19,364	**
Acquisition-related and restructuring costs	1,817	16,640	(89.1)%
Franchise and state taxes	530	(51)	**
Gain on early extinguishment of debt	(8,017)	(13,222)	(39.4)%
Adjusted EBITDA	$205,867	$259,145	(20.6)%

** Calculation is not meaningful

Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $1,791.9 million and $2,456.0 million as of December 31, 2016 and 2015, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to impairment charges related to goodwill and indefinite-lived intangible assets and amortization recognized on definite-lived intangible assets.
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
Net revenue for the year ended December 31, 2015 decreased $94.7 million, or 7.5%, to $1,168.7 million compared to $1,263.4 million for the year ended December 31, 2014. The decrease resulted from decreases of $58.3 million, $16.0 million, $15.9 million and $4.5 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. The decreases in national broadcast advertising revenue and network broadcast advertising revenue were a result of three distinct factors. First, national spot advertising sales are heavily dependent on ratings across our stations. Declining ratings in certain key markets resulted in a significant decrease in national spot revenue period over period. Second, our largest competitor has strategically shifted its focus towards national advertising clients, resulting in lower market share and revenues for us and the remainder of the industry. Third, our sales execution in 2015 compared to 2014 was less successful partially due to national advertisers seeking more digital advertising components than we were able to fulfill. Local spot advertising revenue also decreased but at a lesser rate than national spot advertising and network advertising revenue. While local spot advertising is also impacted by ratings changes, it can be more easily augmented through local events and local talent endorsements. Local advertising clients tend to focus more on the direct results of their advertising campaigns, instead of purely basing their decisions on audience metrics. This is particularly true in smaller and mid-sized markets where ratings measurements are taken only two or four times a year, versus weekly ratings measurements in major markets that impact national spot sales. Local advertising clients also place less emphasis on newer digital advertising products, allowing us to retain more revenue than in the national spot marketplace. The decrease in political advertising revenue was due to revenue in 2015 having less activity compared to increased activity associated with mid-term and gubernatorial elections that drove revenue in 2014. The decrease in digital revenue was principally driven by the winding down of our advertising relationship with Rdio.com.
Content Costs
Content costs for the year ended December 31, 2015 decreased $37.2 million, or 8.6%, to $396.4 million compared to $433.6 million for the year ended December 31, 2014. This decrease was primarily attributable to our ongoing rationalization of operating costs highlighted by continuing expense synergies resulting from our December 2013 acquisition of Westwood One.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the year ended December 31, 2015 decreased $6.9 million, or 1.5%, to $477.3 million compared to $470.4 million for the year ended December 31, 2014.
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
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense for the year ended December 31, 2015, decreased $3.0 million or 4.0%, to $73.4 million compared to $76.4 million for the year ended December 31, 2014. This decrease was primarily due to the reduction in severance and legal costs which were higher in 2014 due to our acquisition of Westwood One in December 2013, but which decreases were partially offset by one-time compensation expenses associated with the 2015 departure of two of our executives.

Impairment of Intangible Assets and Goodwill
During the year ended December 31, 2015, we recorded impairment charges related to goodwill and indefinite-lived intangible assets (FCC Licenses) of $549.7 million and $15.9 million, respectively, due to the sustained declines in our stock price and operating results. There were no similar impairments for the year ended December 31, 2014. For additional information on these charges, see Note 4, Intangible Assets and Goodwill in the consolidated financial statements included elsewhere in this Form 10-K.
Impairment Charges - Equity Interest In Pulser Media Inc.
Impairment charges on the equity interest in Pulser Media Inc. was $19.4 million for the year ended December 31, 2015. There were no impairment charges on the equity interest in Pulser Media Inc. for the year ended December 31, 2014. For additional information on these charges, see Note 7, Fair Value Measurements in the consolidated financial statements included elsewhere in this Form 10-K.
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

	Year Ended December 31,		2015 vs 2014
	2015	2014	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings — term loans and revolving credit facilities	82,031	86,140	(4,109)	(4.8)%
Other, including debt issue cost amortization	12,373	12,111	262	2.2%
Change in fair value of interest rate cap	—	7	(7)	(100.0)%
Interest expense	$141,679	$145,533	$(3,854)	(2.6)%
** Calculation is not meaningful
Income Tax Benefit (Expense)
We recorded an income tax benefit on continuing operations of $45.8 million in 2015 as compared to a $10.3 million expense during the prior year. The tax benefit recorded in 2015 is primarily the result of the pretax loss on continuing operations net of the amount of goodwill impairment with no related deferred tax liability.
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
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2015	2014	% Change
GAAP net (loss) income	$(546,494)	$11,769	**
Income tax (benefit) expense	(45,840)	10,254	**
Non-operating expenses, including net interest expense	127,041	139,807	(9.1)%
LMA fees	10,129	7,195	40.8%
Depreciation and amortization	102,105	115,275	(11.4)%
Stock-based compensation expense	21,033	17,638	19.2%
Loss (gain) on sale of assets or stations	2,856	(1,342)	**
Impairment of intangible assets and goodwill	565,584	—	**
Impairment charges -- equity interest in Pulser Media Inc	19,364	—	**
Acquisition-related and restructuring costs	16,640	28,326	(41.3)%
Franchise and state taxes	(51)	604	**
Gain on early extinguishment of debt	(13,222)	—	**
Adjusted EBITDA	$259,145	$329,526	(21.4)%

** Calculation is not meaningful
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $2,456.0 million and $3,094.2 million as of December 31, 2015 and 2014, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily as a result of impairment charges related to goodwill and indefinite-lived intangible assets and amortization recognized on definite-lived intangible assets.
Our impairment testing requires us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally, fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairments tests are performed. The following factors could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (b) a decline in our industry forecasted operating profit margins, (c) the potential for a continued decline in advertising market revenues within the markets in which we operate stations, or (d) the sustained decline in the selling prices of radio stations.
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
As described above, the Company presents Adjusted EBITDA as the financial metric utilized by us to analyze the cash flow generated by our reportable segments. The reconciliation of segment Adjusted EBITDA to net income (loss) is presented in Note 16, "Segment Data" of the notes to the condensed consolidated financial statements.
The Radio Station Group revenue is derived primarily from the sale of advertising time to local, regional and national advertisers. Westwood One revenue is generated primarily through the sale of network advertising.
Corporate and Other includes overall executive, administrative and support functions for each of the Company’s reportable segments, including finance and administration, legal, human resources and information technology functions.
The Company’s financial data by segment is presented in the tables below:

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$802,396	$336,610	$2,394	$1,141,400
% of total revenue	70.3%	29.5%	0.2%	100.0%
$ change from year ended December 31, 2015	$6,013	$(32,358)	$(934)	$(27,279)
% change from year ended December 31, 2015	0.8%	(8.8)%	(28.1)%	(2.3)%

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$796,383	$368,968	$3,328	$1,168,679
% of total revenue	68.1%	31.6%	0.3%	100.0%
Net revenue for the year ended December 31, 2016 decreased $27.3 million, or 2.3%, to $1,141.4 million, compared to $1,168.7 million for the year ended December 31, 2015. The decrease resulted from decreases of $32.4 million and $0.9 million in the Westwood One and Corporate and Other revenue, respectively, partially offset by an increase of $6.0 million in the Radio Station Group. The decrease in revenue at Westwood One was primarily driven by industry-wide weakness, lower trade revenue, and the shutdown of the print version of NASH Country Weekly. The increase in revenue at the Radio Station Group was primarily driven by political advertising, digital and national spot revenue, partially offset by declines in local advertising.

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$218,192	$22,984	$(35,309)	$205,867
$ change from year ended December 31, 2015	$(23,481)	$(29,974)	$177	$(53,278)
% change from year ended December 31, 2015	(9.7)%	(56.6)%	0.5%	(20.6)%

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$241,673	$52,958	$(35,486)	$259,145
Adjusted EBITDA for the year ended December 31, 2016 decreased $53.3 million, or 20.6%, to $205.9 million from $259.1 million for the year ended December 31, 2015. The decrease resulted from Adjusted EBITDA decreases of $23.5 million, $30.0 million and $0.2 million in the Radio Station Group, Westwood One and Corporate and Other, respectively. The decrease in Adjusted EBITDA in the Radio Station Group was caused by an increase in operating expenses, partially offset by a small increase in revenue. The decrease in Adjusted EBITDA in Westwood One was caused by a decrease in revenue, partially offset by a decrease in operating expenses. Refer to the discussions under the heading "Content Costs" above for an explanation of the increase in operating costs for each segment.

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$796,383	$368,968	$3,328	$1,168,679
% of total revenue	68.1%	31.6%	0.3%	100.0%
$ Change from year ended December 31, 2014	$(42,184)	$(52,032)	$(528)	$(94,744)
% Change from year ended December 31, 2014	(5.0)%	(12.4)%	(13.7)%	(7.5)%

	Year Ended December 31, 2014
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$838,567	$421,000	$3,856	$1,263,423
% of total revenue	66.4%	33.3%	0.3%	100.0%
Net revenue for the year ended December 31, 2015 decreased $94.7 million, or 7.5%, to $1,168.7 million, compared to $1,263.4 million for the year ended December 31, 2014. The decrease resulted from decreases of $42.2 million, $52.0 million and $0.5 million in the Radio Station Group, Westwood One and Corporate and Other revenue, respectively.

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$241,673	$52,958	$(35,486)	$259,145
$ change from year ended December 31, 2014	$(31,810)	$(33,273)	$(5,298)	$(70,381)
% change from year ended December 31, 2014	(11.6)%	(38.6)%	(17.6)%	(21.4)%

	Year Ended December 31, 2014
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$273,483	$86,231	$(30,188)	$329,526
Adjusted EBITDA for the year ended December 31, 2015 decreased $70.4 million, or 21.4%, to $259.1 million from $329.5 million for the year ended December 31, 2014. The decrease resulted from Adjusted EBITDA decreases of $31.8 million, $33.3 million and $5.3 million in the Radio Station Group, Westwood One and Corporate and Other, respectively. The decreases in Adjusted EBITDA in the Radio Station Group and Westwood One were caused by decreases in revenue and increases in operating expenses. Refer to the discussions under the heading "Content Costs" above for an explanation of the increase in operating costs for each segment.
The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA, for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net loss	$(356,198)	$(11,071)	$(143,451)	$(510,720)
Income tax benefit	—	—	(26,154)	(26,154)
Non-operating expense, including net interest expense	13	122	135,967	136,102
LMA fees	12,824	—	—	12,824
Depreciation and amortization	54,071	31,178	2,018	87,267
Stock-based compensation expense	—	—	2,948	2,948
Gain on sale of assets or stations	(95,667)	—	(28)	(95,695)
Impairment of intangible assets and goodwill	603,149	1,816	—	604,965
Acquisition-related and restructuring costs	—	939	878	1,817
Franchise and state taxes	—	—	530	530
Gain on early extinguishment of debt	—	—	(8,017)	(8,017)
Adjusted EBITDA	$218,192	$22,984	$(35,309)	$205,867

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net loss	$(265,263)	$(141,179)	$(140,052)	$(546,494)
Income tax benefit	—	—	(45,840)	(45,840)
Non-operating (income) expense, including net interest expense	(6)	1,247	125,800	127,041
LMA fees	10,127	—	2	10,129
Depreciation and amortization	63,342	36,538	2,225	102,105
Stock-based compensation expense	—	—	21,035	21,035
Loss on sale of assets or stations	668	2,081	107	2,856
Impairment of intangible assets and goodwill	432,805	132,671	104	565,580
Impairment charges -- equity interest in Pulser Media Inc.	—	19,364	—	19,364
Acquisition-related and restructuring costs	—	2,236	14,405	16,641
Franchise and state taxes	—	—	(50)	(50)
Gain on early extinguishment of debt	—	—	(13,222)	(13,222)
Adjusted EBITDA	$241,673	$52,958	$(35,486)	$259,145

	Year Ended December 31, 2014
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$195,925	$27,247	$(211,403)	$11,769
Income tax expense	—	—	10,254	10,254
Non-operating (income) expense, including net interest expense	(3,309)	1,265	141,851	139,807
LMA fees	7,188	—	7	7,195
Depreciation and amortization	74,397	38,487	2,392	115,276
Stock-based compensation expense	—	—	17,638	17,638
Gain on sale of assets or stations	(718)	—	(625)	(1,343)
Acquisition-related and restructuring costs	—	19,232	9,094	28,326
Franchise and state taxes	—	—	604	604
Adjusted EBITDA	$273,483	$86,231	$(30,188)	$329,526

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

Liquidity and Capital Resources
Liquidity Considerations
The following table summarizes our principal funding obligations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Repayments of bank borrowings	$20,000	$50,000	$156,125
Interest payments	$126,515	$129,314	$135,392
Capital expenditures	$23,037	$19,236	$19,026
Acquisitions and purchase of intangible assets	—	—	8,500
Net Cash Provided by Operating Activities

	2016	2015	2014
(Dollars in thousands)
Net cash provided by operating activities	$35,745	$82,432	$136,796
For the year ended December 31, 2016, net cash provided by operating activities decreased by $46.7 million over the prior year. The decrease was because of an increase in operating cash flows from changes in our assets and liabilities of $6.4 million, primarily due to the timing of our cash collections and payments of accounts payable and prepaid expenses, and a decrease in operating cash flows from net income and adjustments for depreciation and amortization of intangibles and debt issuance costs/discounts, gain (loss) on sale of assets or stations, impairment charges, deferred income taxes and stock-based compensation expense of $53.1 million, primarily due to the non-cash gain on the August 2016 sale of certain assets in our Los

Angeles market. For the year ended December 31, 2015, the decrease was primarily due to a decrease in working capital driven by slightly worse collections and the decline in revenue as compared to the prior year.
Net Cash Provided by (Used in) Investing Activities

	2016	2015	2014
(Dollars in thousands)
Net cash provided by (used in) investing activities	$83,854	$(7,961)	$(15,572)
For the year ended December 31, 2016, net cash provided by investing activities increased $91.8 million as compared to the prior year, primarily because of the $104.6 million in proceeds from our sale of certain land and buildings in our Los Angeles market. For the year ended December 31, 2015, net cash used in investing activities decreased $7.6 million as compared to the prior year, primarily due to less cash used in acquisitions and reductions in proceeds from the sale and exchange of assets or stations.
Net Cash Used in Financing Activities

	2016	2015	2014
(Dollars in thousands)
Net cash used in financing activities	$(19,997)	$(50,085)	$(146,745)
For the year ended December 31, 2016, net cash used in financing activities decreased $30.1 million as compared to the year ended December 31, 2015. The decrease was primarily the result of a $30.0 million decrease in net repayments on borrowings. For the year ended December 31, 2015, net cash used in financing activities decreased $96.7 million as compared to the year ended December 31, 2014, primarily the result of a $95.6 million decrease in net repayments on borrowings.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.
Amended and Restated Credit Agreement
On December 23, 2013, the Company entered into an Amended and Restated Credit Agreement, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company (“Cumulus Holdings”), as borrower, and certain lenders and agents. The Credit Agreement consists of a $2.025 billion term loan maturing in December 2020 and a $200.0 million revolving credit facility maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
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
At December 31, 2016, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2016 was 5.00 to 1 and periodically decreases over time until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2017, the required ratio covenant will be 4.5 to 1. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with this ratio. However, as of December 31, 2016, our actual leverage ratio was in excess of the required ratio.
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

In December 2016, we completed a discounted prepayment of $28.7 million of face value of the Term Loan for $20.0 million, a discount to par value of 30%. The terms of the Credit Agreement remained unchanged. As a result of the prepayment, we recognized a gain, net of transaction costs, of $8.5 million for the year ended December 31, 2016.
At December 31, 2016, after giving effect to the prepayment, the Company had $1.810 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At December 31, 2016, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable (representing all or a portion of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.
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
At December 31, 2016 and 2015, there were no amounts outstanding under the Securitization Facility.

Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate estimates, including, among others, those related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and purchase price allocation. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of FCC licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. As of December 31, 2016, we had $1.8 billion in intangible assets and goodwill, which represented approximately 74.3% of our total assets.
We perform our annual impairment tests for FCC licenses and goodwill as of December 31, 2016. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors outside of our control. More specifically, the following could adversely impact the current carrying value of our FCC licenses and goodwill: (a) a decline in our forecasted operating profit margins or expected cash flow growth rates, (b) a decline in our forecasted industry operating profit margins, (c) a continued decline in advertising market revenues within the markets we operate stations, or (d) the sustained decline in the selling prices of radio stations, which is generally determined as a multiple of EBITDA. The calculation of the fair value is prepared using an income approach and discounted cash flow methodology.
During the first quarter of 2016, the Company modified its management reporting framework. This modification resulted in a reorganization of the Company's reportable segments and reporting units. Prior to this reorganization, the Company had three reporting units for purposes of goodwill allocation. The Company's top 50 Nielsen Audio rated markets and Westwood One comprised one reporting unit, the second reporting unit consisted of all of the Company's other radio markets while the third reporting unit, in which there was no goodwill, consisted of all non-radio lines of business. After the modification, all of the Company's radio markets comprise one reporting unit ("Reporting Unit 1" or the "Radio Station Group"), Westwood One comprises the second reporting unit ("Reporting Unit 2" or "Westwood One") and the third reporting unit in which there is no goodwill, continues to consist of all the Company's non-radio lines of business ("Reporting Unit 3" or "Corporate and Other"). As part of the reorganization, the Company's reporting units more closely align with its reportable segments. The Company allocated goodwill to the new reporting unit structure based upon a relative fair value approach. The Company determined that goodwill was not impaired before or immediately after the allocation.
Annual Impairment Test - Goodwill
For our annual goodwill impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2016 as follows:
Step 1 Goodwill Test
In performing our annual impairment testing of goodwill, fair value was calculated using a discounted cash flow analysis, which is an income approach. The discounted cash flow analysis requires the projection of future cash flows and the discounting of these cash flows to their present value equivalent via a discount rate. We used a five-year projection period to derive operating cash flow projections. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses based primarily on historical financial performance in order to derive operating profits, which we combined with expected working capital additions and capital expenditures to determine operating cash flows. Our projections were based on then-current market and economic conditions and our historical knowledge of each of the relevant the reporting units.
During the 2016 year, based on interim financial performance, we determined that no indicators were present which would suggest the fair value of the reporting units may have declined below the carrying value.  However, during the annual impairment test and as part of our 2017 budgeting process, we lowered our forecasted revenue and profitability levels for 2017 and future periods.
The material assumptions utilized in these analyses, for both reporting units that have goodwill, included overall future market revenue growth rates for the residual year of 1.1% and a weighted average cost of capital of 9.3%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on long-term industry projections obtained from third party sources. The weighted average cost of capital was determined based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
The table below presents the percentages by which the fair value was above the carrying value of the Company's reporting units under the Step 1 test as of December 31, 2016 (dollars in thousands).

	Reporting Unit 1	Reporting Unit 2	Reporting Unit 3
Goodwill balance	$568,141	$135,213	N/A **
Carrying value (including goodwill)	$2,040,207	$194,282	N/A **
Percentage fair value above carrying value	N/A*	63.8%	N/A **

* Reporting Unit 1 failed the Step 1 test
** Contains no goodwill

The Company's analysis determined that, based on its Step 1 goodwill test, the fair value of Reporting Unit 1 was below its carrying value at December 31, 2016, therefore a Step 2 test was performed. For Reporting Unit 2, no impairment indicator existed in Step 1, therefore the Company determined that a Step 2 test was not required and goodwill was appropriately stated as of December 31, 2016.

As a measure of sensitivity, if the weighted average cost of capital had been 100 basis points higher or lower than management estimates, or the market revenue growth rates were 100 basis points higher or lower than management estimates, there would have been no impact and a Step 2 test would have still been required for Reporting Unit 1 and no Step 2 test would have been required for Reporting Unit 2 as of December 31, 2016.
Step 2 Goodwill Test
As required by the Step 2 test, the Company prepared an allocation of the fair value of Reporting Unit 1 which was identified in the Step 1 test as containing indications of impairment. The allocation of fair value in the Step 2 test showed that the fair value of the individual assets of Reporting Unit 1 was above the fair value of Reporting Unit 1 calculated in the Step 1 test. As a result, the Company recorded a non-cash impairment charge of $568.1 million, reducing the goodwill in Reporting Unit 1 to $0.0 million at December 31, 2016. During the year ended December 31, 2015, the Company recorded a non-cash impairment charge of $549.7 million as a result of an interim impairment test of goodwill.

If actual results or events underlying the material assumptions are less favorable than those projected by us or if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of our goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods.
Annual Impairment Test - FCC Licenses
As part of its annual impairment testing of indefinite-lived intangibles, in addition to testing goodwill for impairment, the Company also tests its FCC licenses for impairment during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. As part of the overall planning associated with the test, the Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes.
For the impairment test, we utilized the income approach, specifically the Greenfield Method. This approach values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The value of the asset under consideration (the license) can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, we conducted a thorough review of all aspects of the assets being valued.
The estimated fair values of our FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by market participants, considering a use of the asset that is physically possible, legally permissible and financially feasible.

A basic assumption in our valuation of these FCC licenses was that these radio stations were new radio stations, signing on the air as of the date of the valuation. We assumed the competitive situation that existed in those markets as of that date, except that these stations were just beginning operations.
In estimating the value of the licenses, we began with market revenue projections. Next, we estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by type (i.e., AM and FM).
After market revenue and market shares have been estimated, operating expenses, including depreciation based on assumed investments in fixed assets and future capital expenditures of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate estimated income taxes are then subtracted, estimated depreciation added back, estimated capital expenditures subtracted, and estimated working capital adjustments are made to calculate estimated free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.
The analysis included overall future market revenue growth rates for the residual year of 1.1% and a weighted average cost of capital of 9.3%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in other radio broadcasters capital structures.
In order to estimate what listening audience share could be expected to be achieved for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We may make adjustments to the listening share and revenue share based on a station's signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	projected operating revenues and expenses over a five-year period;

•	the estimation of initial and on-going capital expenditures (based on market size);

•
depreciation on initial and on-going capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on the air);

•	the estimation of working capital requirements (based on working capital requirements for comparable companies); and

•	amortization of the intangible asset — the FCC license.
As a result of the impairment test of our FCC licenses, conducted as of December 31, 2016, we recorded a non-cash impairment charge of $35.0 million.
Sensitivity tests show that if the discount rate had been 100 basis points lower than management estimates, there would have been no impact to the carrying value of our FCC licenses. Had the discount rate been 100 basis points higher than management estimates, we would have recognized an additional $90.6 million impairment charge.
As of December 31, 2016, the FCC license fair value of 11 of the Company's 90 geographical markets exceeded carrying values by less than 10 percent. The aggregated carrying value of these markets was $264.7 million.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2016, 2015 and 2014, was $2.9 million, $21.0 million, and $17.6 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, we utilize the intrinsic value method. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjust compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.

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

The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

●
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. Three year cumulative pre-tax losses generally are considered to be significant negative evidence regarding future profitability. Also, the strength and trend of the Company's earnings, as well as other relevant factors, are considered. In certain circumstances, historical information may not be as relevant due to changes in the business operations;

●
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences and carryforwards are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income limited weight for the purposes of our valuation allowance assessment pursuant to GAAP;

●
Taxable income in prior carryback year(s), if carryback is permitted under the tax law, would be considered significant positive evidence, depending on availability, when evaluating current period losses; and

●
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carry forwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

If the company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company's net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets.

As of December 31, 2016, we continue to maintain and record a valuation allowance on certain state net operating loss carryforwards which we do not believe will be able to meet the more likely than not recognition standard for recovery.
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
Trade Transactions
We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2016, 2015 and 2014, amounts reflected under trade transactions were: (1) trade revenues of $37.7 million, $39.2 million and $34.9 million, respectively; and (2) trade expenses of $36.2 million, $40.4 million and $36.8 million, respectively.

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2016 (dollars in thousands):
Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	After 5 Years
Long-term debt (1)	$2,912,994	$125,430	$250,860	$2,536,704	$—
Operating leases (2)	111,368	22,475	36,179	22,547	30,167
Other contractual obligations (3)	227,631	121,308	51,886	1,462	52,975
Total contractual cash obligations	$3,251,993	$269,213	$338,925	$2,560,713	$83,142

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2016. Also assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.

(2)	Net of future minimum sublease income.

(3)
Consists of contractual obligations for goods or services including broadcast rights that are enforceable and legally binding obligations that include all significant terms. The potential purchase option related to Merlin Media, LLC, as discussed in more detail in Note 13 "Commitments and Contingencies", has been excluded from the above contractual obligations.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2016.
New Accounting Standards
Refer to Note 1 "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2016, 74.8% of our long-term debt, or $1.810 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing thereof and the amount of variable interest rate debt we have outstanding. Assuming the level of borrowings outstanding at December 31, 2016 at variable interest rates and assuming a one percentage point increase (decrease) in the 2016 average interest rate payable on these borrowings, it is estimated that our 2016 interest expense would have increased (decreased) and net income would have decreased (increased) by $24.2 million.
From time to time in the past we have managed, and may in the future seek to manage, our interest rate risk on a portion of our variable rate debt by entering into interest rate swap agreements in which we receive payments based on variable interest rates and made payments based on a fixed interest rate. We were not party to any such swap agreements on December 31, 2016.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”) (the principal executive and principal financial officers, respectively), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ John Abbot

Director and Chief Executive Officer	Executive Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Effective March 14, 2017, the Company entered into indemnification agreements with the Company’s executive vice president, treasurer and chief financial officer and senior vice president, secretary and general counsel and the Company’s directors, including the Company’s chief executive officer. The agreements provide for the indemnification, to the full extent permitted by law, of expenses, judgments, fines, penalties and amounts paid in settlement incurred by the director or applicable executive officer in connection with any threatened, pending or completed action, suit or proceeding on account of service as a director, officer, employee or agent of Cumulus.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information, to be set forth under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end (the “2017 Proxy Statement”). The required information regarding our executive officers is contained in Part I of this 10-K Report.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2016, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	3,472,455	$31.46	320,865
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	3,472,455	$31.46	320,865

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in our 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Auditor Fees and Services” in our 2017 Proxy Statement.

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

3.1**	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended effective as of October 12, 2016.

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

10.1 *
Form of Employment Agreement, dated September 29, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.2 *
Form of Amendment to Stock Option Award Certificate, dated September 29, 2015, by and between Lewis W. Dickey, Jr. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.3 *
Form of Non Qualified Stock Option Agreement as of October 13, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015)

10.4 *	Form of Stock Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.5 *
Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on March 4, 2009).

10.6 *
Form of 2008 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2009).

10.7 *	Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.8 *	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.9 *
Form of Non-employee Director Restricted Stock Agreement under the Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000- 24525, filed on May 7, 2012).

10.10 *
Form of Employment Agreement with certain executive officers, dated as of November 29, 2011 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 2, 2011).

10.11
Receivables Sale and Servicing Agreement, dated as of December 6, 2013, by and among each of the originators party thereto, CMI Receivables Funding LLC, as Buyer, and Cumulus Media Holdings Inc., as Servicer (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on December 12, 2013).

10.12
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

10.14
First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.15 *
First Amendment to Employment Agreement, dated April 18, 2015, between Lewis W. Dickey, Jr. and Cumulus Media Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 28, 2015).

10.16 *
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.17 *
Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on March 31, 2016).

10.18 **	Employment Agreement, dated July 1, 2016, by and between Cumulus Media Inc. and John Abbot.

10.19 *
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Joseph P. Hannan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K Filed with the SEC on March 31, 2016).

10.20 *
Employment Agreement, dated as of December 13, 2015, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.21 *
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.22 *
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Mary G. Berner (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.23**	Form of Indemnification Agreement with directors and certain executive officers.

10.24**	Refinancing Support Agreement, dated December 6, 2016, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., and certain direct and indirect subsidiaries and Supporting Noteholders

12.1 **	Computation of Ratio of Earnings to Fixed Charges.

21.1 **	Subsidiaries of Cumulus Media Inc.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2017.

CUMULUS MEDIA INC.

By	/s/ John Abbot
John Abbot Executive Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and	March 16, 2017
Mary G. Berner	Director

/s/ John Abbot	Executive Vice President, Treasurer and	March 16, 2017
John Abbot	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Marcus	Director	March 16, 2017
Jeffrey Marcus

/s/ Brian Cassidy	Director	March 16, 2017
Brian Cassidy

/s/ Lewis W Dickey	Director	March 16, 2017
Lewis W. Dickey

/s/ Ralph B. Everett	Director	March 16, 2017
Ralph B. Everett

/s/ Alexis Glick	Director	March 16, 2017
Alexis Glick

/s/ David M. Tolley	Director	March 16, 2017
David M. Tolley
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its debt issuance costs in 2016.

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

/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2017

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Dollars in thousands, except for share data)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$131,259	$31,657
Restricted cash	8,025	7,981
Accounts receivable, less allowance for doubtful accounts of $4,691 and $4,923 in 2016 and 2015, respectively	231,585	243,428
Trade receivable	4,985	4,146
Assets held for sale	30,150	45,157
Prepaid expenses and other current assets	33,923	26,906
Total current assets	439,927	359,275
Property and equipment, net	162,063	169,437
Broadcast licenses	1,540,183	1,578,066
Other intangible assets, net	116,499	174,530
Goodwill	135,214	703,354
Other assets	18,805	17,726
Total assets	$2,412,691	$3,002,388
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$96,241	$118,396
Trade payable	4,550	4,374
Total current liabilities	100,791	122,770
Term loan, net of debt issuance costs/discounts of $29,909 and $37,524 at December 31, 2016 and 2015, respectively	1,780,357	1,801,416
7.75% senior notes, net of debt issuance costs of $6,200 and $8,515 at December 31, 2016 and 2015, respectively	603,800	601,485
Other liabilities	31,431	44,804
Deferred income taxes	388,050	415,881
Total liabilities	2,904,429	2,986,356
Commitments and Contingencies (Note 13)
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 and 31,987,862 shares issued and 29,225,765 and 29,182,118 shares outstanding at 2016 and 2015, respectively	320	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at 2016 and 2015	1	1
Treasury stock, at cost, 2,806,187 and 2,805,743 shares at 2016 and 2015, respectively	(229,310)	(229,310)
Additional paid-in-capital	1,624,815	1,621,865
Accumulated deficit	(1,887,564)	(1,376,844)
Total stockholders’ (deficit) equity	(491,738)	16,032
Total liabilities and stockholders’ equity	$2,412,691	$3,002,388
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except for share and per share data)

	2016	2015	2014
Net revenue	$1,141,400	$1,168,679	$1,263,423
Operating expenses:
Content costs	427,780	396,426	433,596
Selling, general & administrative expenses	472,900	477,327	470,441
Depreciation and amortization	87,267	102,105	115,275
LMA fees	12,824	10,129	7,195
Corporate expenses (including stock-based compensation expense of $2,948, $21,033, and $17,638, respectively)	40,148	73,403	76,428
(Gain) loss on sale of assets or stations	(95,695)	2,856	(1,342)
Impairment of intangible assets and goodwill	604,965	565,584	—
Impairment charges - equity interest in Pulser Media Inc.	—	19,364	—
Total operating expenses	1,550,189	1,647,194	1,101,593
Operating (loss) income	(408,789)	(478,515)	161,830
Non-operating expense:
Interest expense	(138,634)	(141,679)	(145,533)
Interest income	493	433	1,388
Gain on early extinguishment of debt	8,017	13,222	—
Other income, net	2,039	14,205	4,338
Total non-operating expense, net	(128,085)	(113,819)	(139,807)
(Loss) income before income taxes	(536,874)	(592,334)	22,023
Income tax benefit (expense)	26,154	45,840	(10,254)
Net (loss) income	$(510,720)	$(546,494)	$11,769
Basic and diluted (loss) income per common share (see Note 11, “Earnings (Loss) Per Share”):
Basic: (Loss) income per share	$(17.45)	$(18.72)	$0.40
Diluted: (Loss) income per share	$(17.45)	$(18.72)	$0.40
Weighted average basic common shares outstanding	29,270,455	29,176,930	28,267,807
Weighted average diluted common shares outstanding	29,270,455	29,176,930	28,620,395
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2016, 2015 and 2014
(Dollars in Thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2013	27,799,878	$278	1,928,118	$19	80,609	$1	3,025,650	$(251,193)	$1,605,754	$(842,119)	$512,740
Net Income										11,769	11,769
Conversion of equity upon exercise of warrants	1,990,123	20	—	—	—	—	5,115	(270)	363	—	113
Shares returned in lieu of tax payments	—	—	—	—	—	—	24,859	(1,332)	—	—	(1,332)
Restricted shares issued from treasury	—	—	—	—	—	—	(11,664)	956	(956)	—	—
Stock option exercises	156,623	2	—	—	—	—	88,273	(4,730)	5,348	—	620
Stock based compensation expense	—	—	—	—	—	—	—	—	17,638	—	17,638
Other	—	—	—	—	—	—	—	—	32	—	32
Stock conversion	1,928,117	19	(1,928,118)	(19)	—	—	—	—	—	—	—
Citadel Bankruptcy shares issued	—	—	—	—	—	—	(304,789)	24,981	(24,981)	—	—
Balance at December 31, 2014	31,874,741	319	—	—	80,609	1	2,827,444	(231,588)	1,603,198	(830,350)	541,580
Net loss										(546,494)	(546,494)
Conversion of equity upon exercise of warrants	113,121	$1	—	$—	—	$—	6,288	$(115)	$120	$—	$6
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	(93)	—	—	(93)
Restricted shares issued from treasury	—	—	—	—	—	—	(27,989)	2,486	(2,486)	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	21,033	—	21,033
Balance at December 31, 2015	31,987,862	320	—	—	80,609	1	2,805,743	(229,310)	1,621,865	(1,376,844)	16,032
Net loss										(510,720)	(510,720)
Conversion of equity upon exercise of warrants	43,192	—	—	—	—	—	—	—	2	—	2
Stock based compensation expense	—	—	—	—	—	—	—	—	2,948	—	2,948
Other	—	—	—	—	—	—	444	—	—	—	—
Balance at December 31, 2016	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,624,815	$(1,887,564)	$(491,738)

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(510,720)	$(546,494)	$11,769
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,267	102,105	115,275
Amortization of debt issuance costs/discounts	9,961	9,541	9,493
Provision for doubtful accounts	1,103	4,501	4,302
(Gain) loss on sale of assets or stations	(95,695)	2,856	(1,342)
Impairment of intangible assets and goodwill	604,965	565,584	—
Impairment charges - equity interest in Pulser Media Inc.	—	19,364	—
Fair value adjustment of derivative instruments	—	—	21
Deferred income taxes	(27,831)	(48,262)	6,902
Stock-based compensation expense	2,948	21,033	17,638
Gain on early extinguishment of debt	(8,017)	(13,222)	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	10,740	371	12,195
Trade receivable	(839)	(1,691)	1,964
Prepaid expenses and other current assets	(7,017)	16,983	(14,750)
Other assets	(1,106)	(6,208)	(6,716)
Accounts payable and accrued expenses	(16,816)	(34,122)	7,074
Trade payable	176	410	118
Other liabilities	(13,374)	(10,317)	(27,147)
Net cash provided by operating activities	35,745	82,432	136,796
Cash flows from investing activities:
Restricted cash	(44)	2,074	(3,909)
Proceeds from sale of assets or stations	106,935	9,201	15,843
Capital expenditures	(23,037)	(19,236)	(19,006)
Acquisitions less cash acquired	—	—	(8,500)
Net cash provided by (used in) investing activities	83,854	(7,961)	(15,572)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(20,000)	(50,000)	(156,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	10,000
Tax withholding payments on behalf of employees	—	(93)	(1,332)
Proceeds from exercise of warrants	3	8	113
Proceeds from exercise of options	—	—	620
Deferred financing costs	—	—	(21)
Net cash used in financing activities	(19,997)	(50,085)	(146,745)
Increase (decrease) in cash and cash equivalents	99,602	24,386	(25,521)
Cash and cash equivalents at beginning of period	31,657	7,271	32,792
Cash and cash equivalents at end of period	$131,259	$31,657	$7,271
Supplemental disclosures of cash flow information:
Interest paid	$126,515	$129,314	$135,392
Income taxes paid	4,451	2,620	9,633
Supplemental disclosures of non-cash flow information:
Trade revenue	$37,691	$39,237	$34,876
Trade expense	36,158	40,427	36,753
Equity interest in Pulser Media, Inc.	—	2,025	17,235
Transfer of deposit from escrow - Los Angeles land and building sale	6,000	—	—
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
Out of Period Adjustment
In connection with the preparation of the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016, we recorded a correction of an immaterial misstatement that occurred in prior periods, which resulted in an increase in content costs of $3.6 million in the second quarter of 2016. The correction related to the Radio Station Group segment only and was not material to the prior year quarterly or annual results. The effect of this correction is not material to the 2016 annual financial statements.
Reportable Segments
During the first quarter of 2016, the Company modified its management reporting framework affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of the Company's reportable segments. Prior to this reorganization, the Company operated in one reportable business segment which consisted of radio broadcasting, advertising and related services. The Company now operates in two reportable segments, the Radio Station Group and Westwood One, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Historical information included in these financial statements has been revised to reflect the change to two segments, with no impact to previously disclosed consolidated results (See Note 4, "Intangible Assets and Goodwill" and Note 16, "Segment Data").
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluated its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, and, if applicable, purchase price allocation. The Company based its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.

Comprehensive Income
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity (deficit). During the years ended December 31, 2016, 2015 and 2014, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income does not differ from reported net income (loss).

Cash and Cash Equivalents
The Company considered all highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determined the allowance based on several factors, including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.
In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. The identified assets have been classified as held for sale in the accompanying consolidated balance sheets at December 31, 2016 and 2015. The estimated fair value of the land and buildings to be disposed of are in excess of their carrying value.
Dispositions

On August 30, 2016, the Company completed the sale of certain land and buildings in Los Angeles for $110.6 million in cash. In conjunction with this sale, the Company recorded a net gain of $94.0 million, which is included in (gain) loss on sale of assets or stations in the accompanying consolidated statements of operations for the year-ended December 31, 2016. The identified assets were classified as held for sale in the accompanying December 31, 2015 consolidated balance sheet.
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
Intangible Assets and Goodwill

The Company’s intangible assets are comprised of broadcast licenses, certain other intangible assets and goodwill. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed in a business combination. Intangible assets and goodwill acquired in a business combination and determined to have an indefinite useful life, which include the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s (“FCC”) historical record of renewing broadcast licenses, the cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company's evaluation of the recoverability of its indefinite-lived assets, which include FCC licenses and goodwill, is based on certain judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.
Investments
The Company follows Accounting Standards Codification (“ASC”) Topic 325-20, Cost Method Investments (“ASC 325-20”) to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During the year ended December 31, 2015, the Company recognized an impairment charge of $19.4 million related to the decline in the fair value of a cost-method investment. During the year ended December 31, 2014, the Company sold one of its cost method investments for $13.0 million, recognizing a gain on sale of $3.2 million, which is included in other income, net in the consolidated statement of operations. As of December 31, 2016 and 2015, there were no cost-method investments in the consolidated balance sheets.
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03. The amendments in this ASU required that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. We adopted this standard retrospectively in the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively adjusted, which resulted in reductions to other assets of $22.4 million and long-term debt of $22.4 million.
Derivative Financial Instruments
The Company recognizes all derivatives on the consolidated balance sheets at fair value. Fair value changes are recorded as income for any contracts not classified as qualifying hedging instruments.
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
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2016, 2015, and 2014, the costs incurred were $4.9 million, $3.9 million and $1.9 million, respectively.
Local Marketing Agreements

In certain circumstances, the Company may enter into a local marketing agreement (“LMA”) or time brokerage agreement with an FCC licensee of a radio station. In a typical LMA, the licensee of the station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast on that airtime, and collects revenues from advertising aired during such programming. Revenues earned and fees incurred pursuant to LMAs or time brokerage agreements are recognized at their gross amounts in the accompanying consolidated statements of operations.
As of December 31, 2016, the Company operated five radio stations under LMAs. At each of December 31, 2015 and 2014, the Company operated six radio stations under LMAs. The stations operated under LMAs contributed $23.2 million, $24.5 million, and $22.6 million in 2016, 2015, and 2014, respectively, to the consolidated net revenue of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2016, 2015 and 2014, was $2.9 million, $21.0 million, and $17.6 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilized the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluated the probability of vesting of the awards in each reporting period and adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.
Trade Transactions
The Company provided commercial airtime in exchange for goods and services used principally for promotional, sales, programming and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2016, 2015, and 2014, amounts reflected under trade transactions were: (1) trade revenues of $37.7 million, $39.2 million and $34.9 million, respectively; and (2) trade expenses of $36.2 million, $40.4 million and $36.8 million, respectively.
Income Taxes
The Company used the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement of the period that the adjustment is determined to be required. See Note 13, “Income Taxes” for further discussion.
Earnings per Share
Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocated undistributed net income (loss) from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company’s third amended and restated certificate of incorporation, as amended (the “Third Amended and Restated Charter”).
Non-vested restricted shares of Class A common stock and Company Warrants (defined below) are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company recorded net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which included stock options and certain other outstanding warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.
Fair Values of Financial Instruments

The carrying values of cash equivalents, restricted cash, accounts receivables, accounts payable, trade payables and receivables and accrued expenses approximate fair value due to the short term to maturity of these instruments (See Note 7, "Fair Value Measurements").
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
Variable Interest Entities
The Company accounted for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into LMAs in connection with pending acquisitions or dispositions of radio stations and the requirements of ASC 810 may apply, depending on the facts and circumstances related to each transaction.
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
ASU 2014-15. In August 2014, the FASB issued ASU 2014-15. The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. These amendments should standardize the timing and content of footnote disclosures. The Company adopted this ASU effective December 31, 2016. The adoption of this guidance did not have an impact on the consolidated financial statements.
Recent Accounting Standards Updates
ASU 2014-09 and related updates. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year. Transition to the new guidance may be done using either a full or modified retrospective method. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 which provides clarifying guidance in certain narrow areas such as an assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In

December 2016, the FASB issued ASU 2016-20 which provides technical corrections and improvements to Topic 606. The amendments in ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and 2016-20 at the date of initial application.
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2018.

The Company is currently evaluating the adoption approach. The Company's final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and the Company's ability to maintain two sets of financials under current and new standards if we were to adopt the full retrospective approach. The Company is in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. The Company has assigned internal resources to the evaluation to enable timely and accurate reporting under the new standard.

The Company continues to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard could have a material impact on our consolidated financial statements, we do not know or cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
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
ASU 2016-09. In March 2016, the FASB issued ASU 2016-09. The amendments in this ASU provide guidance for employee share-based payment accounting. This update removes the requirement that reporting entities present tax benefits as excess cash flows from financing activities and cash flows from operating activities. As a result of this amendment, cash flows related to excess tax benefits will be classified only in operating activities. This ASU will be effective for fiscal years beginning after December 15, 2016, and interim periods thereafter. The Company does not expect that this ASU will have a material impact on the consolidated financial statements.
ASU 2016-15. In August 2016, the FASB issued ASU 2016-15. The amendments in the ASU provide guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-16. In October 2016, the FASB issued ASU 2016-16. The amendments in the ASU provide guidance for the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-18. In November 2016, the FASB issued ASU 2016-18. The amendments in the ASU provide guidance for the accounting for the disclosure of restricted cash on the Statement of Cash Flows. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2017-01. In January 2017, the FASB issued final guidance that revises the definition of a business. The definition of a business affects many areas of accounting (e.g., acquisitions, disposals, goodwill impairment, consolidation). According to feedback received by the FASB, application of the current guidance is commonly thought to be too complex and results in too many transactions qualifying as business combinations. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2017-04. In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company intends to early adopt this ASU effective January 1, 2017. As this standard is prospective in nature, the impact to our financial statements by not performing Step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of Step 2 will reduce the complexity and cost of subsequent measurements of goodwill.

2. Restricted Cash
As of both years, December 31, 2016 and 2015, the Company’s balance sheets included approximately $8.0 million in restricted cash of which $6.5 million and $7.4 million, respectively, relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies. In addition, $1.5 million and $0.6 million, respectively, related to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's banks' internal policies with respect to cash.
3. Property and Equipment
Property and equipment consisted of the following as of December 31, 2016 and 2015 (dollars in thousands):

	Estimated Useful Life	2016	2015
Land		$63,484	$63,627
Broadcasting and other equipment	3 to 30 years	234,760	229,989
Computer and capitalized software costs	1 to 3 years	29,591	28,959
Furniture and fixtures	5 years	14,899	14,183
Leasehold improvements	5 years	40,242	36,242
Buildings	9 to 20 years	46,351	45,988
Construction in progress		14,036	2,043
		443,363	421,031
Less: accumulated depreciation		(281,300)	(251,594)
		$162,063	$169,437
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $31.1 million, $33.0 million and $35.3 million, respectively.

4. Intangible Assets and Goodwill

The following tables present goodwill balances and accumulated impairment losses on a segment and consolidated basis as of December 31, 2015 and December 31, 2016 (dollars in thousands):
Radio Station Group

Goodwill:
Balance as of December 31, 2015:
Goodwill	$1,278,526
Accumulated impairment losses	(710,386)
Total	$568,140
Balance as of December 31, 2016:
Goodwill	1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Westwood One

Goodwill:
Balance as of December 31, 2015:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of December 31, 2016:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:
Balance as of December 31, 2015:
Goodwill	$1,582,806
Accumulated impairment losses	(879,452)
Total	$703,354
Balance as of December 31, 2016:
Goodwill	1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214

The following table presents the changes in intangible assets, other than goodwill, on a consolidated basis during the period December 31, 2015 to December 31, 2016, and balances as of such dates (dollars in thousands):

	FCC Licenses	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2015	$1,596,715	$243,640	$1,840,355
Impairment	(15,873)	—	(15,873)
Disposition	(2,776)	—	(2,776)
Amortization	—	(69,110)	(69,110)
Balance as of December 31, 2015	$1,578,066	$174,530	$1,752,596
Balance as of January 1, 2016	$1,578,066	$174,530	$1,752,596
Impairment	(35,000)	(1,816)	(36,816)
Disposition	(2,883)	—	(2,883)
Amortization	—	(56,215)	(56,215)
Balance as of December 31, 2016	$1,540,183	$116,499	$1,656,682
The Company's definite-lived intangible assets primarily consist of broadcast advertising and affiliate relationships. Total amortization expense related to the Company’s definite-lived intangible assets was $56.2 million, $69.1 million and $80.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, estimated future amortization expense related to the Company's definite-lived intangible assets was as follows (dollars in thousands):

2017	$33,505
2018	18,201
2019	17,257
2020	17,197
2021	17,114
Thereafter	13,225
Total other intangibles, net	$116,499
The Company performs its annual impairment testing of FCC licenses and goodwill as of December 31 and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Impairment Test - Definite-Lived Intangibles
The Company tested definite-lived intangible assets for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. As of December 31, 2016, the Company considered the lower than expected revenue and profitability levels as business indicators of impairment for its definite-lived intangible assets. Based on the results of the recoverability test, however, the Company determined that the future undiscounted cash flows expected to result from the continued use of the assets and their eventual disposition continued to exceed the carrying value of the applicable asset groups and were therefore recoverable. The Company did not recognize any impairment charges for its definite-lived intangible assets in 2016 as a result of this analysis.
During the second quarter of 2016, the Company recorded an impairment charge to its definite-lived intangible assets of $1.8 million at the Westwood One segment for all customer lists and trademark definite-lived intangible assets related to the print publication of NASH Country Weekly as the Company re-positioned the print publication to a digital only medium. There were no similar impairments in 2015.

Annual Impairment Test - Goodwill

As described in Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" and Note 16 "Segment Data," during the first quarter of 2016 the Company modified its management reporting framework. This modification resulted in a reorganization of the Company's reportable segments and reporting units. Prior to this reorganization, the Company had three reporting units for purposes of goodwill allocation. The Company's top 50 Nielsen Audio rated markets and Westwood One comprised one reporting unit, the second reporting unit consisted of all of the Company's other radio markets while the third reporting unit, in which there was no goodwill, consisted of all non-radio lines of business. After the modification, all of the Company's radio markets comprise one reporting unit ("Reporting Unit 1" or the "Radio Station Group"), Westwood One comprises the second reporting unit ("Reporting Unit 2" or "Westwood One") and the third reporting unit, in which there is no goodwill, continues to consist of all of the Company's non-radio lines of business ("Reporting Unit 3"). As part of the reorganization, the Company's reporting units more closely align with its reportable segments. The Company allocated goodwill to the new reporting unit structure based upon a relative fair value approach. The Company determined that goodwill was not impaired before or immediately after the allocation.

For the Company's annual goodwill impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2016 as follows:
Step 1 Goodwill Test
In performing our annual impairment testing of goodwill, fair value was calculated using a discounted cash flow analysis, which is an income approach. The discounted cash flow analysis requires the projection of future cash flows and the discounting of these cash flows to their present value equivalent via a discount rate. We used a five-year projection period to derive operating cash flow projections. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses based primarily on historical financial performance in order to derive operating profits, which we combined with expected working capital additions and capital expenditures to determine operating cash flows. Our projections were based on then-current market and economic conditions and our historical knowledge of each of the relevant the reporting units.
During the 2016 year, based on interim financial performance, we determined that no indicators were present which would suggest the fair value of the reporting units may have declined below the carrying value.  However, during the annual impairment test and as part of our 2017 budgeting process, we lowered our forecasted revenue and profitability levels for 2017 and future periods.
The material assumptions utilized in these analyses, for both reporting units that have goodwill, included overall future market revenue growth rates for the residual year of 1.1% and a weighted average cost of capital of 9.3%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on long-term industry projections obtained from third party sources. The weighted average cost of capital was determined based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
The table below presents the percentages by which the fair value was above the carrying value of the Company's reporting units under the Step 1 test as of December 31, 2016 (dollars in thousands).

	Reporting Unit 1	Reporting Unit 2	Reporting Unit 3
Goodwill balance	$568,141	$135,213	N/A **
Carrying value (including goodwill)	$2,040,207	$194,282	N/A **
Percentage fair value above carrying value	N/A*	63.8%	N/A **

* Reporting Unit 1 failed the Step 1 test
** Contains no goodwill

The Company's analysis determined that, based on its Step 1 goodwill test, the fair value of Reporting Unit 1 was below its carrying value at December 31, 2016, therefore a Step 2 test was performed. For Reporting Unit 2, no impairment indicator existed in Step 1, therefore the Company determined that a Step 2 test was not required and goodwill was appropriately stated as of December 31, 2016.
Step 2 Goodwill Test
As required by the Step 2 test, the Company prepared an allocation of the fair value of Reporting Unit 1 which was identified in the Step 1 test as containing indications of impairment. The allocation of fair value in the Step 2 test showed that the fair value of the individual assets of Reporting Unit 1 was above the fair value of Reporting Unit 1 calculated in the Step 1 test. As a result, the Company recorded a non-cash impairment charge of $568.1 million, reducing the goodwill in Reporting Unit 1 to $0.0 million at December 31, 2016. During the year ended December 31, 2015, the Company recorded a non-cash impairment charge of $549.7 million as a result of an interim impairment test of goodwill.

If actual results or events underlying the material assumptions are less favorable than those projected by us or if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of our goodwill below the amounts reflected in the balance sheet, we may be required to recognize impairment charges in future periods.
Annual Impairment Test - FCC Licenses
As part of its annual impairment testing of indefinite-lived intangibles, in addition to testing goodwill for impairment, the Company also tests its FCC licenses for impairment during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. As part of the overall planning associated with the test, the Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes.
For the impairment test, we utilized the income approach, specifically the Greenfield Method. This approach values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The value of the asset under consideration (the license) can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, we conducted a thorough review of all aspects of the assets being valued.
The estimated fair values of our FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by market participants, considering a use of the asset that is physically possible, legally permissible and financially feasible.
A basic assumption in our valuation of these FCC licenses was that these radio stations were new radio stations, signing on the air as of the date of the valuation. We assumed the competitive situation that existed in those markets as of that date, except that these stations were just beginning operations.
In estimating the value of the licenses, we began with market revenue projections. Next, we estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by type (i.e., AM and FM).
After market revenue and market shares have been estimated, operating expenses, including depreciation based on assumed investments in fixed assets and future capital expenditures of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate estimated income taxes are then subtracted, estimated depreciation added back, estimated capital expenditures subtracted, and estimated working capital adjustments are made to calculate estimated free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.
The analysis included overall future market revenue growth rates for the residual year of 1.1% and a weighted average cost of capital of 9.3%. The residual year growth rate is estimated based on a perpetual nominal growth rate, which is based on long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which includes estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in other radio broadcasters capital structures.
In order to estimate what listening audience share could be expected to be achieved for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We may make adjustments to the listening share and revenue share based on a station's signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	projected operating revenues and expenses over a five-year period;

•	the estimation of initial and on-going capital expenditures (based on market size);

•
depreciation on initial and on-going capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on the air);

•	the estimation of working capital requirements (based on working capital requirements for comparable companies); and

•	amortization of the intangible asset — the FCC license.
As a result of the impairment test of our FCC licenses, conducted as of December 31, 2016, we recorded a non-cash impairment charge of $35.0 million.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Accrued employee costs	$30,887	$22,169
Accrued third party content costs	29,285	36,166
Accounts payable	12,739	11,492
Accrued other	14,494	23,998
Accrued interest	8,334	8,106
Accrued retention and severance costs	502	10,465
Advance deposit received	—	6,000
Total accounts payable and accrued expenses	$96,241	$118,396

6. Long-Term Debt
The Company’s long-term debt consisted of the following at December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
Term Loan	$1,810,266	$1,838,940
Less: unamortized term loan discount and debt issuance costs	(29,909)	(37,524)
Total term loan	1,780,357	1,801,416
7.75% Senior Notes	610,000	610,000
Less: unamortized debt issuance costs	(6,200)	(8,515)
Total 7.75% Senior Notes	603,800	601,485
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,384,157	$2,402,901

A summary of the future maturities of long-term debt follows, exclusive of the discount and issuance costs of debt (dollars in thousands):

2017	$—
2018	—
2019	610,000
2020	1,810,266
2021	—
Thereafter	—
$2,420,266
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
Notwithstanding the stated maturity date of the Term Loan, if 91 days prior to the stated maturity date of the 7.75% Senior Notes (the "Springing Maturity Date") the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the Springing Maturity Date. Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. The Company's 7.75% Senior Notes (defined below) mature on May 1, 2019.
At December 31, 2016, the Term Loan bore interest at 4.25% per annum.
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
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2016 and 2015 was 5.00 to 1 and 5.50 to 1, respectively. The ratio periodically decreases until it reaches to 4.0 to 1 on March 31, 2018. As the Company currently has no borrowings outstanding under the Revolving Credit Facility, the Company is not required to comply with this ratio. However, as of December 31, 2016, the Company's actual leverage ratio was in excess of that ratio.
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

In December 2016, we completed a discounted prepayment of $28.7 million of face value of the Term Loan for
$20.0 million, a discount to par value of 30%. The terms of the Credit Agreement remained unchanged. As a result of the prepayment, we recognized a gain, net of transaction costs, of $8.5 million for the year ended December 31, 2016.
At December 31, 2016, after giving effect to the prepayment, the Company had $1.810 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At December 31, 2016, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including all of the liabilities of the Company’s and the guarantors’ foreign subsidiaries and the Company’s subsidiaries that hold the licenses for the Company’s radio stations.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).

In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable (representing all of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.
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
At December 31, 2016 and 2015, there were no amounts outstanding under the Securitization Facility.
Amortization of Debt Discount and Debt Issuance Costs
For each of the years ended December 31, 2016 and 2015, the Company recorded an aggregate of $10.0 million and $9.5 million, respectively, of amortization of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes.
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
The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser Media Inc. ("Pulser") for the year ended December 31, 2015 (dollars in thousands):

Description	Equity Interest in Pulser
Fair value balance at January 1, 2015	$17,339
Add: Additions to equity interest in Pulser	2,025
Less: Impairment charge	(19,364)
Fair value balance at December 31, 2015	$—
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	December 31, 2016	December 31, 2015
Term Loan:
Carrying value	$1,810,266	$1,838,940
Fair value — Level 2	1,226,455	1,360,816
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value — Level 2	249,673	204,350

As of December 31, 2016, the Company used the closing trading prices as of the balance sheet date of 67.8% to calculate the fair value of the Term Loan, and 40.9% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2015, the Company used the closing trading prices as of the balance sheet date of 74.0% to calculate the fair value of the Term Loan, and 33.5% to calculate the fair value of the 7.75% Senior Notes.
During the year ended December 31, 2016, the Company recorded impairment charges related to goodwill and FCC licenses of $568.1 million and $35.0 million, respectively. During the year ended December 31, 2015, the Company recorded impairment charges related to goodwill and FCC licenses of $549.7 million and $15.9 million, respectively. The fair value of goodwill and FCC licenses were measured using a discounted cash flow analysis and the Greenfield Method, respectively, both of which are Level 3 measurements.

8. Stockholders’ Equity

For information on the Company's October 12, 2016, Reverse Stock Split and the resulting adjustments to authorized, issued and outstanding common stock, warrants and options, see Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies: Reverse Stock Split."

The Company is authorized to issue an aggregate of 268,830,609 shares of stock divided into four classes consisting of:
(i) 93,750,000 shares designated as Class A common stock;
(ii) 75,000,000 shares designated as Class B common stock;
(iii) 80,609 shares designated as Class C common stock, and
(iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the shares of Class A common stock immediately following such conversion, the holder shall first deliver to the Company an ownership certification to enable the Company (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) to obtain any necessary approvals from the FCC or the Department of Justice. During the year ended December 31, 2014, all of the approximately 1.9 million shares of outstanding Class B common stock were converted into shares of Class A common stock. There were no shares of Class B common stock issued or outstanding as of December 31, 2016 and 2015.

The holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company, to date, no dividends have been declared by the board of directors.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 156,250 shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of the 2009 warrants were converted during the year ended December 31, 2016, and as of December 31, 2016, 40,057 of the 2009 Warrants remained outstanding.
Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") on September 16, 2011 (the "Citadel Merger"), warrants to purchase 300,000 shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. As part of the June 2014 completion of proceedings related to Citadel's bankruptcy, the 300,000 shares were issued from treasury stock for $25.0 million. The equity held in reserve was included in additional paid-in-capital on the accompanying consolidated statement of stockholders' equity at December 31, 2014.

Company Warrants
As a component of the Citadel Merger and the related financing transactions, the Company issued warrants to purchase an aggregate of 9.0 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030, at an exercise price of $0.01 per share with each Company Warrant providing the right to purchase one share. The number of shares for which the Company Warrants are exercisable is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and certain other similar events. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
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
Company Warrants to purchase 43,192 shares of Class A common stock were exercised during the year ended December 31, 2016. As of December 31, 2016, 31,955 Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted to date, of $34.56 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other similar events. As of December 31, 2016, all 1.0 million Crestview Warrants remained outstanding.

9. Stock-Based Compensation Expense

The Company used the Black-Scholes option pricing model to estimate the fair value on the date of grant of stock options issued. The determination of the fair value of stock options is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognized compensation expense over the vesting period equal to the grant date fair value of the shares awarded. To the extent non-vested restricted stock awards include performance or market vesting conditions, management uses the requisite service period to recognize the cost associated with the award. There were no changes to the Black-Scholes calculations or assumptions during the year.
Generally, the Company’s grants of stock options vest over four years and have a maximum contractual term of ten years. The Company estimated the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. The Company based the risk-free interest rate that it used in its option pricing model on United States Treasury issues with terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends on the class of stock subject to granted stock options in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.
On May 22, 2014, the Company granted 11,664 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.

On May 14, 2015, the Company granted 30,365 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During 2015, the Company granted 0.6 million stock options with an aggregate grant date fair value of $2.2 million. The options range in exercise price from $3.84 to $34.72 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
During 2016, the Company granted 0.4 million stock options with an aggregate grant date fair value of $0.6 million. The options range in exercise price from $1.34 to $24.00 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
The total fair value of restricted stock awards that vested during the years ended December 31, 2016 and 2015 was $0.03 million and $0.6 million, respectively.
In connection with the September 2015 announced departures from the Company of its then-President and CEO and Executive Vice President of Content and Programming, the Company recorded accelerated stock compensation costs of $8.7 million for the year ended December 31, 2015. These costs are included in corporate expenses and additional paid-in capital in the accompanying consolidated financial statements.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $2.9 million, $21.0 million and $17.6 million in non-cash stock-based compensation expense, respectively, related to equity awards. The associated tax benefits related to these non-cash stock-based compensation awards for the years ended December 31, 2016, 2015 and 2014 were $0.2 million, $8.4 million and $7.1 million, respectively.
As of December 31, 2016, unrecognized stock-based compensation expense of approximately $2.8 million related to equity awards is expected to be recognized over a weighted average remaining life of 1.40 years. Unrecognized stock-based compensation expense for equity awards will continue to be adjusted for future changes in estimated forfeitures.
As of December 31, 2016, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 30,000, not including shares underlying outstanding awards. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.
There were no stock options exercised during the years ended December 31, 2016 or December 31, 2015.
The following tables summarize the Company’s equity award activity for the year ended December 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Class A Common Stock
Outstanding at January 1, 2016	3,216,193	$34.88
Granted	389,938	5.96
Exercised	—	—
Forfeited/Canceled	(41,523)	42.85
Expired	(92,153)	37.61
Outstanding at December 31, 2016	3,472,455	$31.46	6.36	$392
Vested or expected to vest at December 31, 2016	3,472,455	$31.46	6.36	$18,081
Exercisable at December 31, 2016	2,620,358	$36.94	5.55	$668

	Number of Restricted Stock Awards (in thousands)	Weighted- Average Grant Date Fair Value (in thousands)
Restricted Common Stock Awards
Outstanding at January 1, 2016	30,365	$19.76
Granted	—	—
Vested	(30,365)	19.76
Forfeited	—	—
Outstanding awards at December 31, 2016	—	$—
2011 Equity Incentive Plan
The Board adopted the 2011 Equity Incentive Plan on July 8, 2011. Also, on July 8, 2011, stockholders holding a majority of the outstanding voting power of the Company, upon the recommendation of the Board, approved the 2011 Equity Incentive Plan.
The 2011 Equity Incentive Plan authorizes the grant of equity-based compensation in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other awards for the purpose of providing Cumulus Media’s non-employee directors, consultants, officers and other employees incentives and rewards that are aligned with the economic interests of the Company's shareholders.
The 2011 Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee may delegate its authority under the 2011 Equity Incentive Plan.
Total awards under the 2011 Equity Incentive Plan are limited to 4,375,000 shares (the “Authorized Plan Aggregate”) of Class A common stock. The 2011 Equity Incentive Plan also provides that: (i) the aggregate number of shares of Class A common stock actually issued or transferred upon the exercise of incentive stock options (“ISOs”) will not exceed 2,187,500 shares; (ii) the number of shares of Class A common stock issued as restricted stock, RSUs, performance shares, performance units and other awards (after taking into account any forfeitures and cancellations) will not, during the term of the 2011 Equity Incentive Plan, in the aggregate exceed 1,500,000 shares of Class A common stock; (iii) no participant will be granted stock options or SARs, in the aggregate, for more than 1,437,500 shares of Class A common stock during any calendar year; (iv) no participant will be granted awards of restricted stock, RSUs, performance shares or other awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in the aggregate, for more than 375,000 shares of Class A common stock during any calendar year; and (v) no participant during any calendar year will be granted awards of performance units that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Code, in the aggregate, for more than a maximum value of $5,000,000 as of their respective dates of grant.
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
As of December 31, 2016, there were outstanding options to purchase a total of 3,421,986 shares of Class A common stock at exercise prices ranging from $1.34 to $51.68 per share under the 2011 Equity Incentive Plan, of which 852,097 options are unvested and 2,569,889 options were vested.
2008 Equity Incentive Plan
As of December 31, 2016, there were outstanding options to purchase a total of 50,469 shares of Class A common stock at exercise prices ranging from $20.32 to $26.40 per share under the 2008 Equity Incentive Plan. As of December 31, 2016, all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

10. Income Taxes
Income tax (benefit) expense from continuing operations for the years ended December 31, 2016, 2015 and 2014 consisted of the following (dollars in thousands):

	2016	2015	2014
Current income tax expense
State and local	$1,678	$2,422	$3,352
Total current income tax expense	$1,678	$2,422	$3,352

Deferred tax (benefit) expense
Federal	$(19,496)	$(48,123)	$7,172
State and local	(8,336)	(139)	(270)
Total deferred tax (benefit) expense	(27,832)	(48,262)	6,902
Total income tax (benefit) expense	$(26,154)	$(45,840)	$10,254
Total income tax (benefit) expense from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2016, 2015 and 2014 because of the following (dollars in thousands):

	2016	2015	2014
Pretax (loss) income at federal statutory rate	$(187,906)	$(207,317)	$7,707
State income tax (benefit) expense, net federal (benefit) expense	(1,812)	(1,385)	992
Meals and entertainment	429	380	424
Change in state tax rates	(1,618)	1,605	(1,580)
Section 162 disallowance	538	110	562
Impairment charges on goodwill with no tax basis	163,630	153,371	—
Increase in valuation allowance	32	190	2,189
Other	553	7,206	(40)
Net income tax (benefit) expense	$(26,154)	$(45,840)	$10,254

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 are presented below (dollars in thousands):

	2016	2015
Noncurrent deferred tax assets:
Accounts receivable	$1,422	$1,849
Advertising relationships	2,548	3,686
Other liabilities	27,014	28,140
AMT tax credit	2,042	2,042
Net operating loss	111,778	155,475
Noncurrent deferred tax assets	144,804	191,192
Less: valuation allowance	(17,205)	(17,173)
Net noncurrent deferred tax assets	127,599	174,019
Noncurrent deferred tax liabilities:
Intangible assets	482,620	527,775
Property and equipment	20,485	30,260
Cancellation of debt income	12,544	31,865
Noncurrent deferred tax liabilities	515,649	589,900
Net noncurrent deferred tax liabilities	388,050	415,881
Net deferred tax liabilities	$388,050	$415,881

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considered whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. Based upon the Company's analysis of all sources of positive and negative evidence, including the expected generation of taxable income in future years in certain jurisdictions, the Company concluded that it is more likely than not certain deferred tax assets will be realized.
During the year ended December 31, 2015, the valuation allowance decreased by $1.8 million to $17.2 million. The $1.8 million decrease to the valuation allowance relates to an increase of $0.3 million related to state rate changes, an increase of $0.2 million related to the Company's estimates of its inability to recover certain state net operating losses and a decrease of $2.3 million related to the write off of certain state net operating losses expected to expire in the future. During the year ended December 31, 2016, the valuation allowance remained at $17.2 million. The changes in the valuation allowance relate to a decrease of $0.2 million related to state rate changes, an increase of $0.8 million related to the Company's estimates of its inability to recover certain state net operating losses and a decrease of $0.6 million related to the write off of certain state net operating losses expected to expire in the future. For the year ended December 31, 2016, $0.6 million of the change in valuation allowance was recorded to deferred tax expense as $0.6 million of the overall zero change in valuation allowance related directly to the write off of net operating losses with an existing valuation allowance.
At December 31, 2016, the Company had federal net operating loss carry forwards, which are available to offset future taxable income, of approximately $271.4 million which will expire in the years 2030 through 2032. At December 31, 2016, the Company had state net operating loss carry forwards available to offset future income of approximately $1.2 billion which, if not utilized, will expire in the years 2017 through 2036. In addition to the federal and state net operating loss carry forwards noted above, approximately $1.5 million of net operating loss carry forwards relate to windfall tax benefits associated with the Company's equity based compensation plan for which no deferred tax asset is recognized. The Company's policy is to treat these equity based net operating loss carry forwards as the last net operating loss carry forwards to be consumed.
The Company recorded interest and penalties related to unrecognized tax benefits in current income tax expense. Of this amount, $2.9 million was recorded to expense in 2016. The total interest and penalties accrual as of December 31, 2016 is $2.1 million. The overall decrease in accrued interest and penalty in 2016 of $2.9 million is due to additional accruals for interest and penalty on prior year positions of $0.4 million, and reductions to interest and penalty accruals of $3.3 million related to the reversal of positions associated with the expiration of certain statues of limitations. The total unrecognized tax benefits and accrued interest and penalties at December 31, 2016 was $14.0 million. Of this total, $12.4 million represented the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Of the $14.0 million total unrecognized tax benefits and accrued interest and penalties, $13.3 million relates to items which are not expected to change significantly within the next 12 months. Substantially all federal, state, local and foreign income tax returns have been closed for the tax years through 2012; however, the various tax jurisdictions may adjust the Company's net operating loss carry forwards. The following table reconciles unrecognized tax benefits during the relevant years:

Balance at January 1, 2015	$14,466
Settlements	(1,180)
Lapse of statute of limitations	(657)
Balance at December 31, 2015	$12,629
Increase for prior year positions	275
Lapse of statute of limitations	(1,014)
Balance at December 31, 2016	$11,890

11. (Loss) Earnings Per Share (“EPS”)
For all periods presented, the Company has disclosed basic and diluted (loss) earnings per common share utilizing the two-class method. In accordance with, ASC Topic 260, "Earnings per Share," the presentation of basic and diluted EPS is required only for common stock and not for participating securities.
Non-vested restricted shares of Class A common stock are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company recorded net (loss) income. In addition, Company Warrants are accounted for as participating securities, as holders of such Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company's earnings concurrently with such distributions made to the holders of Class A common stock.
Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocated undistributed net income (loss) after any allocation for preferred stock dividends between each class of common stock on an equal basis per share. In accordance with the two-class method, earnings applicable to the non-vested restricted shares of Class A common stock and Company Warrants are excluded from the computation of basic EPS.
Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which included stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock to the extent that each security may share in earnings, as if all of the (loss) earnings for the period had been distributed. (Loss) earnings are allocated to each class of common stock equally per share. The following table sets forth the computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except per share data):

	2016	2015	2014
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income continuing operations	$(510,720)	$(546,494)	$11,769
Less:
Participation rights of the Company Warrants in undistributed earnings	—	—	358
Participation rights of unvested restricted stock in undistributed earnings	—	—	12
Basic undistributed net (loss) income from operations — attributable to common shares	$(510,720)	$(546,494)	$11,399
Denominator:
Basic weighted average common shares outstanding	29,270	29,177	28,268
Basic (loss) income from operations per share — attributable to common shares	$(17.45)	$(18.72)	$0.40
Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(510,720)	$(546,494)	$11,769
Less:
Participation rights of the Company Warrants in undistributed net income	—	—	354
Participation rights of unvested restricted stock in undistributed earnings	—	—	12
Basic undistributed net (loss) income from continuing operations — attributable to common shares	$(510,720)	$(546,494)	$11,403
Denominator:
Basic weighted average shares outstanding	29,270	29,177	28,268
Effect of dilutive options and warrants	—	—	352
Diluted weighted average shares outstanding	29,270	29,177	28,620
Diluted (loss) income from operations per share — attributable to common shares	$(17.45)	$(18.72)	$0.40
Potentially dilutive equivalent shares outstanding for the year ended December 31, 2016, excluded from the computation of diluted (loss) income per share consisted of approximately 0.01 million shares of common stock underlying outstanding warrants and stock options.

12. Leases
The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $25.2 million, $27.9 million, and $27.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum sublease income to be received and a lease commitment under a sale leaseback agreement as of December 31, 2016 are as follows (in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Sale Leaseback Agreement	Net Commitments
2017	23,503	(1,028)	1,114	23,589
2018	20,540	(1,028)	1,153	20,665
2019	17,695	(1,028)	1,193	17,860
2020	13,723	(1,028)	—	12,695
2021	10,880	(1,028)	—	9,852
Thereafter	32,481	(2,314)	—	30,167
	$118,822	$(7,454)	$3,460	$114,828
13. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $46.2 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. ("Katz") as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The Company is committed under various contractual agreements to pay for broadcast rights that include sports and news services and to pay for talent, executives, research, weather information and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of December 31, 2016, the Company believes that it will meet all such material minimum obligations.
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
On April 1, 2014, the Company initiated an exit plan for a lease because of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which included charges related to terminated contract costs. In connection with the Exit Plan, the Company recorded restructuring costs of $5.2 million for the year ended December 31, 2015, which costs are included in corporate expenses in the consolidated statement of operations. As of December 31, 2016, liabilities related to the Exit Plan of $0.5 million were included in accounts payable and accrued expenses and are expected to be paid within one year and $3.4 million of non-current liabilities are included in other liabilities in the consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
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

In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and alleges, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, in a case not involving Cumulus Media, Inc., the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. The stay remains in effect in our New York lawsuit until appeal rights are exhausted and the Second Circuit issues a mandate in the unrelated case.

The pending suit seeks unspecified damages. The Company is evaluating the suit, and intends to defend itself vigorously. The Company is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

In the first quarter of 2016, CBS Radio Inc. ("CBS") filed a demand for arbitration against certain of our subsidiaries. This action alleged that certain of our subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content. As previously disclosed, in the third quarter of 2016, the Company settled these claims in exchange for a one-time payment of $13.3 million. This payment was classified as a content cost in the accompanying consolidated statement of operations for the year ended December 31, 2016.

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

14. Quarterly Results (Unaudited)
The following table presents the Company’s selected unaudited quarterly results for each of the quarters ended during 2015 and 2016 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
FOR THE YEAR ENDED DECEMBER 31, 2016
Net revenue	$268,530	$287,193	$286,136	$299,541
Operating income (loss)	$10,114	$36,665	$113,017	$(568,585)
(Loss) income before income taxes	$(23,562)	$2,315	$79,109	$(594,736)
Net (loss) income	$(14,429)	$1,066	$46,321	$(543,677)
Basic:
(Loss) income per share	$(0.49)	$0.04	$1.58	$(18.57)
Diluted:
(Loss) income per share	$(0.49)	$0.04	$1.58	$(18.57)
FOR THE YEAR ENDED DECEMBER 31, 2015
Net revenue	$271,079	$299,334	$289,441	$308,825
Operating income (loss)	$11,875	$48,003	$(567,214)	$28,821
(Loss) income before income taxes	$(22,372)	$24,991	$(603,034)	$8,081
Net (loss) income	$(12,015)	$12,299	$(542,179)	$(4,599)
Basic:
(Loss) income per share	$(0.40)	$0.40	$(18.56)	$(0.16)
Diluted:
(Loss) income per share	$(0.40)	$0.40	$(18.56)	$(0.16)

15. Supplemental Condensed Consolidating Financial Information
At December 31, 2016, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2016, 2015 and 2014, (ii) condensed consolidating balance sheets as of December 31, 2016 and 2015, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2016, 2015, and 2014 of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$1,141,235	$—	$—	$1,141,400
Operating expenses:
Content costs	—	—	427,780	—	—	427,780
Selling, general & administrative expenses	—	—	470,546	2,354	—	472,900
Depreciation and amortization	—	1,530	85,737	—	—	87,267
LMA fees	—	—	12,824	—	—	12,824
Corporate expenses (including stock-based compensation expense of $2,948)	—	40,148	—	—	—	40,148
Gain on sale of assets or stations	—	—	(95,695)	—	—	(95,695)
Impairment on intangible assets and goodwill	—	—	604,965	—	—	604,965
Total operating expenses	—	41,678	1,506,157	2,354	—	1,550,189
Operating loss	—	(41,513)	(364,922)	(2,354)	—	(408,789)
Non-operating (expense) income:
Interest (expense) income, net	(8,711)	(129,733)	493	(190)	—	(138,141)
Gain on early extinguishment of debt	—	8,017	—	—	—	8,017
Other income, net	—	—	2,039	—	—	2,039
Total non-operating (expense) income, net	(8,711)	(121,716)	2,532	(190)	—	(128,085)
Loss before income taxes	(8,711)	(163,229)	(362,390)	(2,544)	—	(536,874)
Income tax benefit (expense)	3,484	65,292	(43,640)	1,018	—	26,154
(Loss) earnings from consolidated subsidiaries	(505,493)	(407,556)	(1,526)	—	914,575	—
Net (loss) income	$(510,720)	$(505,493)	$(407,556)	$(1,526)	$914,575	$(510,720)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2015
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$500	$1,168,179	$—	$—	$1,168,679
Operating expenses:
Content costs	—	—	396,426	—	—	396,426
Selling, general & administrative expenses	—	—	475,268	2,059	—	477,327
Depreciation and amortization	—	1,525	100,580	—	—	102,105
LMA fees	—	—	10,129	—	—	10,129
Corporate expenses (including stock-based compensation expense of $21,033)	—	73,403	—	—	—	73,403
Loss on sale of assets or stations	—	—	2,856	—	—	2,856
Impairment on intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest Pulser Media Inc.	—	—	19,364	—	—	19,364
Total operating expenses	—	74,928	1,570,207	2,059	—	1,647,194
Operating loss	—	(74,428)	(402,028)	(2,059)	—	(478,515)
Non-operating (expense) income:
Interest (expense) income, net	(8,735)	(132,754)	433	(190)	—	(141,246)
Gain on early extinguishment of debt	—	13,222	—	—	—	13,222
Other income, net	—	—	14,205	—	—	14,205
Total non-operating (expense) income, net	(8,735)	(119,532)	14,638	(190)	—	(113,819)
Loss from continuing operations before income taxes	(8,735)	(193,960)	(387,390)	(2,249)	—	(592,334)
Income tax benefit (expense)	3,494	77,584	(36,138)	900	—	45,840
Loss from continuing operations	(5,241)	(116,376)	(423,528)	(1,349)	—	(546,494)
(Loss) earnings from consolidated subsidiaries	(541,253)	(424,877)	(1,349)	—	967,479	—
Net (loss) income	$(546,494)	$(541,253)	$(424,877)	$(1,349)	$967,479	$(546,494)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$479	$1,262,944	$—	$—	$1,263,423
Operating expenses:
Content costs	—	—	433,596	—	—	433,596
Selling, general & administrative expenses	—	—	468,349	2,092	—	470,441
Depreciation and amortization	—	1,619	113,656	—	—	115,275
LMA fees	—	—	7,195	—	—	7,195
Corporate expenses (including stock-based compensation expense of $17,638)	—	76,428	—	—	—	76,428
Gain on sale of assets or stations	—	—	(1,342)	—	—	(1,342)
Total operating expenses	—	78,047	1,021,454	2,092	—	1,101,593
Operating (loss) income	—	(77,568)	241,490	(2,092)	—	161,830
Non-operating (expense) income:
Interest (expense) income, net	(9,349)	(135,920)	1,388	(264)	—	(144,145)
Other expense, net	—	—	4,338	—	—	4,338
Total non-operating (expense) income, net	(9,349)	(135,920)	5,726	(264)	—	(139,807)
(Loss) income from continuing operations before income taxes	(9,349)	(213,488)	247,216	(2,356)	—	22,023
Income tax benefit (expense)	3,739	81,993	(96,928)	942	—	(10,254)
(Loss) income from continuing operations	(5,610)	(131,495)	150,288	(1,414)	—	11,769
Earnings (loss) from consolidated subsidiaries	17,379	148,874	(1,414)	—	(164,839)	—
Net income (loss)	$11,769	$17,379	$148,874	$(1,414)	$(164,839)	$11,769

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2016
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$131,259	$—	$—	$—	$131,259
Restricted cash	—	8,025	—	—	—	8,025
Accounts receivable, less allowance for doubtful accounts of $4,691	—	—	—	231,585	—	231,585
Trade receivable	—	—	4,985	—	—	4,985
Assets held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	17,321	16,602	—	—	33,923
Total current assets	—	156,605	51,737	231,585	—	439,927
Property and equipment, net	—	4,431	157,632	—	—	162,063
Broadcast licenses	—	—	—	1,540,183	—	1,540,183
Other intangible assets, net	—	—	116,499	—	—	116,499
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	(388,509)	3,348,992	1,012,947	—	(3,973,430)	—
Intercompany receivables	—	103,593	1,848,263	—	(1,951,856)	—
Other assets	—	21,631	135,996	364	(139,186)	18,805
Total assets	$(388,509)	$3,635,252	$3,458,288	$1,772,132	$(6,064,472)	$2,412,691
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$19,994	$76,247	$—	$—	$96,241
Trade payable	—	—	4,550	—	—	4,550
Total current liabilities	—	19,994	80,797	—	—	100,791
Term loan, net of debt issuance costs/discounts of $29,909	—	1,780,357	—	—	—	1,780,357
7.75% senior notes, net of debt issuance costs of $6,200	—	603,800	—	—	—	603,800
Other liabilities	—	2,932	28,499	—	—	31,431
Intercompany payables	103,229	1,616,678	—	231,949	(1,951,856)	—
Deferred income taxes	—	—	—	527,236	(139,186)	388,050
Total liabilities	103,229	4,023,761	109,296	759,185	(2,091,042)	2,904,429
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,624,815	275,107	4,191,057	1,991,009	(6,457,173)	1,624,815
Accumulated (deficit) equity	(1,887,564)	(663,616)	(842,065)	(978,062)	2,483,743	(1,887,564)
Total stockholders’ (deficit) equity	(491,738)	(388,509)	3,348,992	1,012,947	(3,973,430)	(491,738)
Total liabilities and stockholders’ (deficit) equity	$(388,509)	$3,635,252	$3,458,288	$1,772,132	$(6,064,472)	$2,412,691

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2015
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$31,657	$—	$—	$—	$31,657
Restricted cash	—	7,981	—	—	—	7,981
Accounts receivable, less allowance for doubtful accounts of $4,923	—	—	—	243,428	—	243,428
Trade receivable	—	—	4,146	—	—	4,146
Asset held for sale	—	—	45,157	—	—	45,157
Prepaid expenses and other current assets	—	6,375	20,531	—	—	26,906
Total current assets	—	46,013	69,834	243,428	—	359,275
Property and equipment, net	—	3,685	165,752	—	—	169,437
Broadcast licenses	—	—	—	1,578,066	—	1,578,066
Other intangible assets, net	—	—	174,530	—	—	174,530
Goodwill	—	—	703,354	—	—	703,354
Investment in consolidated subsidiaries	110,550	3,784,551	1,056,150	—	(4,951,251)	—
Intercompany receivables	—	95,072	1,650,829	—	(1,745,901)	—
Other assets	—	27,491	95,716	554	(106,035)	17,726
Total assets	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$31,997	$86,399	$—	$—	$118,396
Trade payable	—	—	4,374	—	—	4,374
Total current liabilities	—	31,997	90,773	—	—	122,770
Term loan, net of debt issuance costs/discounts of $37,524	—	1,801,416	—	—	—	1,801,416
7.75% senior notes, net of debt issuance costs of $8,515	—	601,485	—	—	—	601,485
Other liabilities	—	3,963	40,841	—	—	44,804
Intercompany payables	94,518	1,407,401	—	243,982	(1,745,901)	—
Deferred income taxes	—	—	—	521,916	(106,035)	415,881
Total liabilities	94,518	3,846,262	131,614	765,898	(1,851,936)	2,986,356
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 31,987,862 shares issued and 29,182,118 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,805,743 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,621,865	268,673	4,219,060	2,032,686	(6,520,419)	1,621,865
Accumulated (deficit) equity	(1,376,844)	(158,123)	(434,509)	(976,536)	1,569,168	(1,376,844)
Total stockholders’ equity (deficit)	16,032	110,550	3,784,551	1,056,150	(4,951,251)	16,032
Total liabilities and stockholders’ equity (deficit)	$110,550	$3,956,812	$3,916,165	$1,822,048	$(6,803,187)	$3,002,388

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(510,720)	$(505,493)	$(407,556)	$(1,526)	$914,575	$(510,720)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,530	85,737	—	—	87,267
Amortization of debt issuance costs/discounts	—	9,771	—	190	—	9,961
Provision for doubtful accounts	—	—	1,103	—	—	1,103
Gain on sale of assets or stations	—	—	(95,695)	—	—	(95,695)
Impairment on intangible assets and goodwill	—	—	604,965	—	—	604,965
Deferred income taxes	(3,484)	(65,292)	41,963	(1,018)	—	(27,831)
Stock-based compensation expense	—	2,948	—	—	—	2,948
Gain on early extinguishment of debt	—	(8,017)	—	—	—	(8,017)
Earnings (loss) from consolidated subsidiaries	505,493	407,556	1,526	—	(914,575)	—
Changes in assets and liabilities	—	361,825	(392,415)	2,354	—	(28,236)
Net cash (used in) provided by operating activities	(8,711)	204,828	(160,372)	—	—	35,745
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	106,935	—	—	106,935
Restricted cash	—	(44)	—	—	—	(44)
Capital expenditures	—	(2,276)	(20,761)	—	—	(23,037)
Net cash (used in) provided by investing activities	—	(2,320)	86,174	—	—	83,854
Cash flows from financing activities:
Intercompany transactions, net	8,708	(82,906)	74,198	—	—	—
Repayments of borrowings under revolving credit facilities	—	(20,000)	—	—	—	(20,000)
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	8,711	(102,906)	74,198	—	—	(19,997)
Increase in cash and cash equivalents	—	99,602	—	—	—	99,602
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$131,259	$—	$—	$—	$131,259

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2015
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(546,494)	$(541,253)	$(424,877)	$(1,349)	$967,479	$(546,494)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,525	100,580	—	—	102,105
Amortization of debt issuance costs/discount	—	9,351	—	190	—	9,541
Provision for doubtful accounts	—	—	4,501	—	—	4,501
Gain on sale of assets or stations	—	—	2,856	—	—	2,856
Impairment on intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Deferred income taxes	(3,494)	(77,584)	33,716	(900)	—	(48,262)
Stock-based compensation expense	—	21,033	—	—	—	21,033
Gain on early extinguishment of debt	—	(13,222)	—	—	—	(13,222)
Earnings from consolidated subsidiaries	541,253	424,877	1,349	—	(967,479)	—
Changes in assets and liabilities	—	306,482	(343,115)	2,059	—	(34,574)
Net cash (used in) provided by operating activities	(8,735)	131,209	(40,042)	—	—	82,432
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	9,201	—	—	9,201
Restricted cash	—	2,074	—	—	—	2,074
Capital expenditures	—	(2,557)	(16,679)	—	—	(19,236)
Net cash used in investing activities	—	(483)	(7,478)	—	—	(7,961)
Cash flows from financing activities:
Intercompany transactions, net	8,727	(56,244)	47,517	—	—	—
Repayments of borrowings under revolving credit facilities	—	(50,000)	—	—	—	(50,000)
Tax withholding paid on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	8	—	—	—	—	8
Net cash provided by (used in) financing activities	8,735	(106,337)	47,517	—	—	(50,085)
Increase (decrease) in cash and cash equivalents	—	24,389	(3)	—	—	24,386
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$31,657	$—	$—	$—	$31,657

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$11,769	$17,379	$148,874	$(1,414)	$(164,839)	$11,769
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,619	113,656	—	—	115,275
Amortization of debt issuance costs/discounts	—	9,302	—	191	—	9,493
Provision for doubtful accounts	—	—	4,302	—	—	4,302
Gain on sale of assets or stations	—	—	(1,342)	—	—	(1,342)
Fair value adjustment of derivative instruments	—	21	—	—	—	21
Deferred income taxes	(3,739)	(81,993)	93,576	(942)	—	6,902
Stock-based compensation expense	—	17,638	—	—	—	17,638
Earnings from consolidated subsidiaries	(17,379)	(148,874)	1,414	—	164,839	—
Changes in assets and liabilities	—	349,463	(368,911)	(7,814)	—	(27,262)
Net cash (used in) provided by operating activities	(9,349)	164,555	(8,431)	(9,979)	—	136,796
Cash flows from investing activities:
Restricted cash	—	(3,909)	—	—	—	(3,909)
Capital expenditures	—	(1,000)	(18,006)	—	—	(19,006)
Proceeds from exchange of assets or stations	—	—	15,843	—	—	15,843
Acquisition less cash required	—	—	(8,500)	—	—	(8,500)
Net cash used in investing activities	—	(4,909)	(10,663)	—	—	(15,572)
Cash flows from financing activities:
Intercompany transactions, net	(3,188)	(50,909)	19,097	35,000	—	—
Repayment of borrowings under term loans and revolving credit facilities	—	(121,125)	—	(35,000)	—	(156,125)
Proceeds from borrowings under term loans and revolving credit facilities	—	—	—	10,000	—	10,000
Tax withholding payments on behalf of employees	—	(1,332)	—	—	—	(1,332)
Proceeds from exercise of warrants	113	—	—	—	—	113
Proceeds from exercise of options	620	—	—	—	—	620
Deferred financing costs	—	—	—	(21)		(21)
Net cash (used in) provided by financing activities	(2,455)	(173,366)	19,097	9,979	—	(146,745)
(Decrease) increase in cash and cash equivalents	(11,804)	(13,720)	3	—	—	(25,521)
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$—	$7,268	$3	$—	$—	$7,271

16. Segment Data
As described above, during the first quarter of 2016 the Company modified its management reporting framework, affecting how the Company evaluates operating performance and internally reports financial information. This modification resulted in a reorganization of its reportable segments.
Historical information has been revised to reflect the change in segments, with no impact on consolidated results.
The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as the financial metric utilized by management and the chief operating decision maker to allocate resources of the Company and to analyze the performance of the Company’s reportable segments. This measure isolates the amount of income generated by our core operations before the incurrence of corporate expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, Adjusted EBITDA, excluding the impact of LMA fees, is a key metric for purposes of calculating and determining compliance with certain covenants in our Credit Agreement. In deriving this measure, the Company excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company also excludes any gain or loss on the exchange or sale of any assets or stations and any gain or loss on derivative instruments, early extinguishment of debt, and LMA Fees as they do not represent cash transactions nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. The Company excludes any costs associated with impairment of assets as they do not require a cash outlay.
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
The Company’s financial data by segment is presented in the tables below:

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$802,396	$336,610	$2,394	$1,141,400

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$796,383	$368,968	$3,328	$1,168,679

	Year Ended December 31, 2014
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$838,567	$421,000	$3,856	$1,263,423

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA by segment
Radio Station Group	$218,192	$241,673	$273,483
Westwood One	22,984	52,958	$86,231
Segment Adjusted EBITDA	241,176	294,631	359,714
Adjustments
Corporate and other	(35,309)	(35,486)	$(30,188)
Income tax benefit (expense)	26,154	45,840	(10,254)
Non operating expense, including net interest expense	(136,102)	(127,041)	(139,807)
LMA fees	(12,824)	(10,129)	(7,195)
Depreciation and amortization	(87,267)	(102,105)	(115,276)
Stock-based compensation expense	(2,948)	(21,035)	(17,638)
Gain (loss) on sale of assets or stations	95,695	(2,856)	1,343
Impairment of intangible assets	(604,965)	(565,580)	—
Impairment charges - equity interest in Pulser Media	—	(19,364)	—
Acquisition-related and restructuring costs	(1,817)	(16,641)	(28,326)
Franchise and state taxes	(530)	50	(604)
Gain on early extinguishment of debt	8,017	13,222	—
Consolidated net (loss) income	$(510,720)	$(546,494)	$11,769

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2016	$4,923	$1,103	$(1,335)	$4,691
2015	$6,004	$4,501	$(5,582)	$4,923
2014	$5,306	$4,302	$(3,604)	$6,004
Valuation allowance on deferred taxes
2016	$17,173	$32	$—	$17,205
2015	$18,991	$517	$(2,335)	$17,173
2014	$16,802	$2,189	$—	$18,991

S-1

EXHIBIT INDEX

3.1	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc.

10.18	Employment Agreement, dated July 1, 2016, by and between Cumulus Media Inc. and John Abbot.

10.23	Form of Indemnification Agreement with directors and certain executive officers.

10.24	Refinancing Support Agreement, dated December 6, 2016, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., and certain direct and indirect subsidiaries and Supporting Noteholders

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Cumulus Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.