Form 10-Q
period 2017-03-31
CUMULUS MEDIA INC
filed 2017-05-15
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
As of May 8, 2017, the registrant had 29,306,374 outstanding shares of common stock consisting of: (i) 29,225,765 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.
CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$151,153	$131,259
Restricted cash	7,816	8,025
Accounts receivable, less allowance for doubtful accounts of $4,133 and $4,691 at March 31, 2017 and December 31, 2016, respectively	213,642	231,585
Trade receivable	5,752	4,985
Assets held for sale	30,150	30,150
Prepaid expenses and other current assets	47,033	33,923
Total current assets	455,546	439,927
Property and equipment, net	156,834	162,063
Broadcast licenses	1,539,793	1,540,183
Other intangible assets, net	107,407	116,499
Goodwill	135,214	135,214
Other assets	18,684	18,805
Total assets	$2,413,478	$2,412,691
Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$109,093	$96,241
Trade payable	3,730	4,550
Total current liabilities	112,823	100,791
Term loan, net of debt issuance costs/discounts of $27,914 and $29,909 at March 31, 2017 and December 31, 2016, respectively	1,782,352	1,780,357
7.75% senior notes, net of debt issuance costs of $5,591 and $6,200 at March 31, 2017 and December 31, 2016, respectively	604,409	603,800
Other liabilities	30,469	31,431
Deferred income taxes	381,451	388,050
Total liabilities	2,911,504	2,904,429
Commitments and Contingencies (Note 10)
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued, and 29,225,765 shares outstanding, at both March 31, 2017 and December 31, 2016	320	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at both March 31, 2017 and December 31, 2016	1	1
Treasury stock, at cost, 2,806,187 shares at both March 31, 2017 and December 31, 2016	(229,310)	(229,310)
Additional paid-in-capital	1,625,353	1,624,815
Accumulated deficit	(1,894,390)	(1,887,564)
Total stockholders’ deficit	(498,026)	(491,738)
Total liabilities and stockholders’ deficit	$2,413,478	$2,412,691
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenue	$264,030	$268,530
Operating expenses:
Content costs	101,780	100,045
Selling, general and administrative expenses	114,390	117,227
Depreciation and amortization	16,282	23,097
LMA fees	2,707	5,388
Corporate expenses (including stock-based compensation expense of $538 and $878, respectively)	10,955	12,654
(Gain) loss on sale of assets or stations	(2,606)	5
Total operating expenses	243,508	258,416
Operating income	20,522	10,114
Non-operating expense:
Interest expense	(34,063)	(34,481)
Interest income	37	85
Other income, net	83	720
Total non-operating expense, net	(33,943)	(33,676)
Loss before income taxes	(13,421)	(23,562)
Income tax benefit	6,026	9,133
Net loss	$(7,395)	$(14,429)
Basic and diluted loss per common share (see Note 8, “Loss Per Share”):
Basic: Loss per share	$(0.25)	$(0.49)
Diluted: Loss per share	$(0.25)	$(0.49)
Weighted average basic common shares outstanding	29,306,374	29,256,227
Weighted average diluted common shares outstanding	29,306,374	29,256,227
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,395)	$(14,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,282	23,097
Amortization of debt issuance costs/discounts	2,510	2,427
Provision for doubtful accounts	709	150
(Gain) loss on sale of assets or stations	(2,606)	5
Deferred income taxes	(6,030)	(9,136)
Stock-based compensation expense	538	878
Changes in assets and liabilities:
Accounts receivable	17,234	37,090
Trade receivable	(767)	235
Prepaid expenses and other current assets	(12,429)	(5,971)
Other assets	309	(5,751)
Accounts payable and accrued expenses	12,852	7,154
Trade payable	(820)	(28)
Other liabilities	(962)	(2,536)
Net cash provided by operating activities	19,425	33,185
Cash flows from investing activities:
Restricted cash	209	(1,810)
Proceeds from sale of assets or stations	6,090	—
Capital expenditures	(5,736)	(4,161)
Net cash provided by (used in) investing activities	563	(5,971)
Cash flows from financing activities:
Deferred financing costs	(94)	—
Proceeds from exercise of warrants	—	3
Net cash (used in) provided by financing activities	(94)	3
Increase in cash and cash equivalents	19,894	27,217
Cash and cash equivalents at beginning of period	131,259	31,657
Cash and cash equivalents at end of period	$151,153	$58,874
Supplemental disclosures of cash flow information:
Interest paid	$19,448	$19,539
Income taxes paid	463	983
Supplemental disclosures of non-cash flow information:
Trade revenue	$11,309	$9,961
Trade expense	9,567	10,027
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
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 447 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2016 condensed balance sheet data was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three months ended March 31, 2017, the cash flows for the three months ended March 31, 2017 and the Company’s financial condition as of March 31, 2017, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2017.
Reverse Stock Split
On October 12, 2016, the Company effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and strike price of the Company's outstanding stock options and warrants were adjusted proportionally, as appropriate. The par value of the Company's common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share amounts contained within the accompanying unaudited condensed consolidated financial statements and these footnotes have been adjusted to reflect this Reverse Stock Split for all periods presented retroactively, as appropriate.

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

Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. The identified asset has been classified as held for sale in the accompanying unaudited condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. The estimated fair value of the land to be disposed of is in excess of its carrying value.
Adoption of New Accounting Standards
ASU 2016-09. In March 2016, the FASB issued ASU 2016-09. The amendments in this ASU provide guidance for employee stock-based payment accounting. This update removes the requirement that reporting entities present tax benefits as excess cash flows from financing activities and cash flows from operating activities. As a result of this amendment, cash flows related to excess tax benefits will be classified only in operating activities. The Company adopted this ASU effective December 31, 2016. As a result of adoption, in the first quarter of 2017, the Company recorded an adjustment to retained earnings of approximately $0.6 million to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized in additional paid in capital. The Company is continuing its practice of estimating forfeitures and recording cash paid for withholding taxes as a financing activity.
ASU 2017-04. In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Upon effectiveness of this update, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted this ASU effective January 1, 2017. The impact to our financial statements by not performing Step 2 to measure the amount of any potential goodwill impairment will depend on various factors. However, the elimination of Step 2 will reduce the complexity and cost of the Company's measurements of goodwill.
Recent Accounting Standards Updates
ASU 2014-09 and related updates. In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 which provides clarifying guidance in certain narrow areas such as an assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU 2016-20 which provides technical corrections and improvements to Topic 606. In March 2017, the FASB issued ASU 2017-05 which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of non-financial assets, including partial sales of real estate. The amendments in ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 at the date of initial application.
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

The Company continues to assess the potential impacts of the new standard, including in the areas described above, and anticipates this standard could have a material impact on our consolidated financial statements; however, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
ASU 2016-01. In January 2016, the FASB issued ASU 2016-01. The amendments in this ASU enhance the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. The Company is currently assessing the expected impact, if any, that this ASU will have on the consolidated financial statements.
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
ASU 2016-18. In November 2016, the FASB issued ASU 2016-18. The amendments in the ASU provide guidance for the accounting for the disclosure of restricted cash on the Statement of Cash Flows. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures. As of March 31, 2017 and December 31, 2016, the Company had $8.0 million in restricted cash, in its consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in our consolidated statement of cash flows for all periods presented; separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.
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

2. Restricted Cash
As of March 31, 2017 and December 31, 2016, the Company’s balance sheet included approximately $7.8 million and $8.0 million, respectively, in restricted cash. At March 31, 2017 and December 31, 2016, the Company held $6.3 million and $6.5 million, respectively, in restricted cash relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies. In addition, $1.5 million related to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating banks accounts and as dictated by the Company's banks' internal policies with respect to cash for both periods.

3. Intangible Assets and Goodwill

The following tables present goodwill and accumulated impairment losses on a segment and consolidated basis as of January 1, 2017 and March 31, 2017 (dollars in thousands):

Radio Station Group

Goodwill:
Balance as of January 1, 2017:
Goodwill	$1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Balance as of March 31, 2017:
Goodwill	1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Westwood One

Goodwill:
Balance as of January 1, 2017:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of March 31, 2017:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:
Balance as of January 1, 2017:
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214
Balance as of March 31, 2017:
Goodwill	1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214

The following table presents the changes in intangible assets, other than goodwill, on a consolidated basis during the period December 31, 2016 to March 31, 2017, and balances as of such dates (dollars in thousands):

	FCC Licenses	Definite-Lived	Total
Intangible Assets:
Balance as of December 31, 2016	$1,540,183	$116,499	$1,656,682
Dispositions	(390)	—	(390)
Amortization	—	(9,092)	(9,092)
Balance as of March 31, 2017	$1,539,793	$107,407	$1,647,200

The Company performs its annual impairment testing of FCC licenses and goodwill as of December 31, each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no triggering events as of March 31, 2017 to necessitate an interim impairment test as of such date, and the fair value of such assets exceeded their carrying value.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Term loan:
Term loan	$1,810,266	$1,810,266
Less: unamortized term loan discount and debt issuance costs	(27,914)	(29,909)
Total Term loan	1,782,352	1,780,357
7.75% senior notes:	610,000	610,000
Less: unamortized debt issuance costs	(5,591)	(6,200)
Total 7.75% senior notes	604,409	603,800
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,386,761	$2,384,157
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

Notwithstanding the stated maturity date of the Term Loan, if 91 days prior to the stated maturity date of the Company's 7.75% Senior Notes ("the 7.75% Senior Notes") due 2019 (the "Springing Maturity Date") the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the Springing Maturity Date. The Company's 7.75% Senior Notes (defined below) mature on May 1, 2019.

Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. At March 31, 2017, the Term Loan bore interest at 4.25% per annum.

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

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at March 31, 2017 was 4.5 to 1.0, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1 on March 31, 2018. At March 31, 2017, the Company's actual leverage ratio was in excess of the required ratio; however, the Company had no borrowings outstanding under the Revolving Credit Facility.
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
At March 31, 2017, and December 31, 2016, the Company had $1.810 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
7.75% Senior Notes
On May 13, 2011, the Company issued $610.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the "7.75% Senior Notes"). Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Company's prior credit agreement.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At March 31, 2017, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all liabilities of the Company and its subsidiaries.

Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).

In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable (representing up to all of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.

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
At March 31, 2017 and December 31, 2016, there were no amounts outstanding under the Securitization Facility.
Amortization of Debt Discount and Debt Issuance Costs
For the three months ended March 31, 2017, the Company recorded an aggregate of $2.5 million of amortization of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes. For the three months ended March 31, 2016, the Company recorded an aggregate of $2.4 million of amortization of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes.

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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	March 31, 2017	December 31, 2016
Term Loan:
Gross value	$1,810,266	$1,810,266
Fair value - Level 2	1,366,751	1,226,455
7.75% Senior Notes:
Gross value	$610,000	$610,000
Fair value - Level 2	207,400	249,673
As of March 31, 2017, the Company used trading prices of 75.5% to calculate the level 2 fair value of the Term Loan and 34.0% to calculate the level 2 fair value of the 7.75% Senior Notes.
As of December 31, 2016, the Company used trading prices of 67.8% to calculate the level 2 fair value of the Term Loan and 40.9% to calculate the level 2 fair value of the 7.75% Senior Notes.

6. Stockholders’ Equity
For information on the Company's October 12, 2016 Reverse Stock Split and the resulting adjustments to authorized, issued and outstanding common stock, warrants and options, see Note 1, "Description of Business, Interim Financial Data and Basis of Presentation: Reverse Stock Split."
The Company is authorized to issue an aggregate of 268,830,609 shares of stock, each with a par value of $0.01 per share, divided into four classes consisting of:
(i) 93,750,000 shares designated as Class A common stock;
(ii) 75,000,000 shares designated as Class B common stock;
(iii) 80,609 shares designated as Class C common stock, and
(iv) 100,000,000 shares of preferred stock.
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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. There were no shares of Class B common stock issued or outstanding as of March 31, 2017 or December 31, 2016.

The holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 156,250 shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of such warrants were converted during the three months ended March 31, 2017 and, as of such date, 40,057 2009 Warrants remained outstanding.

Company Warrants
As a component of the Company's September 16, 2011 acquisition of Citadel Broadcasting Corporation (the "Citadel Merger") and the related financing transactions, the Company issued warrants to purchase an aggregate of 9.0 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share with each Company Warrant providing the right to purchase one share. The number of shares for which the Company Warrants are exercisable is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and certain other similar events. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
Exercise of the Company Warrants is subject to compliance with applicable FCC regulations, and the Company Warrants are exercisable provided that ownership of the Company’s securities by the holder does not cause the Company to violate applicable FCC rules and regulations relating to foreign ownership of broadcasting licenses

Holders of Company Warrants are entitled to participate ratably in any distributions on the Company’s common stock on an as-exercised basis. No distribution will be made to holders of Company Warrants or common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of Company Warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any holder of Company Warrants to be deemed to hold an attributable interest in the Company.
No Company Warrants were exercised during the three months ended March 31, 2017. Company Warrants to purchase 43,192 shares of Class A common stock were exercised during the three months ended March 31, 2016. At March 31, 2017, 31,955 Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted to date, of $34.56 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other imilar events. As of March 31, 2017, all 1.0 million Crestview Warrants remained outstanding.

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
During the three months ended March 31, 2017, the Company granted 75,000 stock options with a grant date aggregate fair value of $0.1 million. During the three months ended March 31, 2016, the Company granted 50,000 stock options with a grant date aggregate fair value of $0.1 million. The options granted in both periods range in exercise price from $0.97 to $24.00 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three months ended March 31, 2017 and 2016, respectively, the Company recognized approximately $0.5 million and $0.9 million in stock-based compensation expense related to equity awards.
As of March 31, 2017, unrecognized stock-based compensation expense of approximately $2.3 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.12 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
There were no stock options exercised during the three months ended March 31, 2017 or March 31, 2016.

8. Loss Per Share

For all periods presented, the Company has disclosed basic and diluted (loss) earnings per common share utilizing the two-class method. In accordance with, ASC Topic 260, "Earnings per Share," the presentation of basic and diluted EPS is required only for common stock and not for participating securities.

Non-vested restricted shares of Class A common stock are considered participating securities for purposes of calculating basic weighted average common shares outstanding in all periods. In addition, Company Warrants are accounted for as participating securities, as holders of such Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company's earnings concurrently with such distributions made to the holders of Class A common stock.

Basic (loss) earnings per common share is calculated by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net (loss) income, after any allocation for preferred stock dividends, between each class of common stock on an equal basis per share. In accordance with the two-class method, earnings applicable to the non-vested restricted shares of Class A common stock and Company Warrants are excluded from the computation of basic EPS.

Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock to the extent that each security may share in earnings, as if all of the (loss) earnings for the period had been distributed. (Loss) earnings are allocated to each class of common stock equally per share. The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three months ended March 31, 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Basic Loss Per Share
Numerator:
Undistributed net loss from continuing operations	$(7,395)	$(14,429)
Less:
Participation rights of the Company Warrants in undistributed earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss attributable to common shares	$(7,395)	$(14,429)
Denominator:
Basic weighted average shares outstanding	29,306	29,256
Basic undistributed net loss per share attributable to common shares	$(0.25)	$(0.49)
Diluted Loss Per Share:
Numerator:
Undistributed net loss from continuing operations	$(7,395)	$(14,429)
Less:
Participation rights of the Company Warrants in undistributed net earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss attributable to common shares	$(7,395)	$(14,429)
Denominator:
Basic weighted average shares outstanding	29,306	29,256
Effect of dilutive stock options, warrants and restricted stock	—	—
Diluted weighted average shares outstanding	29,306	29,256
Diluted undistributed net loss per share attributable to common shares	$(0.25)	$(0.49)

9. Income Taxes
For the three months ended March 31, 2017, the Company recorded an income tax benefit of $6.0 million on a pre-tax loss of $13.4 million, resulting in an effective tax rate for the three months ended March 31, 2017 of approximately 44.9%. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $9.1 million on a pre-tax loss of $23.6 million, resulting in an effective tax rate for the three months ended March 31, 2016 of approximately 38.8%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for both the three months ended March 31, 2017 and 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non-deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of March 31, 2017, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards which the Company does not believe will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

10. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $35.5 million and is expected to be paid in accordance with the agreements through December 2017.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of March 31, 2017, the Company believes that it will meet all such material minimum obligations.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into a local marketing agreement ("LMA"). Under this LMA, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
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
The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the Company is not the primary beneficiary of the LMA with Merlin, and, therefore, consolidation is not required.
On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which included charges related to terminated contract costs. As of March 31,

2017, liabilities related to the Exit Plan of $0.2 million were included in the accounts payable and accrued expenses and are expected to be paid within one year, and $1.1 million of non-current liabilities are included in other liabilities in the unaudited condensed consolidated balance sheet. We anticipate no additional future charges for the Exit Plan other than true-ups to closed facilities lease charges and accretion expense.
Legal Proceedings

In March 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants have infringed on plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking unspecified damages. This case has been stayed, and is awaiting further action by the court.

In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media, Inc., was not a party) the New York case against Cumulus Media, Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017.

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

11. Supplemental Condensed Consolidated Financial Information
At March 31, 2017, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, (ii) unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, and (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

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

Revision to Prior Period Financial Statements

During the first quarter of 2017, the Company determined that it did not properly classify the investment in consolidated subsidiaries balance residing at the Parent Guarantor as a liability at December 31, 2016. The Company should have presented the investment in consolidated subsidiary balance as a liability as the balance was negative at December 31, 2016. In the following disclosure, a separate line item entitled “Accumulated losses in consolidated subsidiaries” is presented in the Condensed Consolidated Balance Sheet. This presentation misclassification was not material to the previously issued financial statements.
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the three months ended March 31, 2017, and the year ended December 31, 2016.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$264,030	$—	$—	$264,030
Operating expenses:
Content costs	—	—	101,780	—	—	101,780
Selling, general and administrative expenses	—	—	113,795	595	—	114,390
Depreciation and amortization	—	303	15,979	—	—	16,282
LMA fees	—	—	2,707	—	—	2,707
Corporate expenses (including stock-based compensation expense of $538)	—	10,955	—	—	—	10,955
Gain on sale of assets or stations	—	—	(2,606)	—	—	(2,606)
Total operating expenses	—	11,258	231,655	595	—	243,508
Operating (loss) income	—	(11,258)	32,375	(595)	—	20,522
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(32,196)	37	317	—	(34,026)
Other income, net	—	—	83	—	—	83
Total non-operating (expense) income, net	(2,184)	(32,196)	120	317	—	(33,943)
(Loss) income before income taxes	(2,184)	(43,454)	32,495	(278)	—	(13,421)
Income tax benefit (expense)	998	19,753	(14,852)	127	—	6,026
(Loss) earnings from consolidated subsidiaries	(6,209)	17,492	(151)	—	(11,132)	—
Net (loss) income	$(7,395)	$(6,209)	$17,492	$(151)	$(11,132)	$(7,395)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$268,530	$—	$—	$268,530
Operating expenses:
Content costs	—	—	100,045	—	—	100,045
Selling, general and administrative expenses	—	—	116,689	538	—	117,227
Depreciation and amortization	—	404	22,693	—	—	23,097
LMA fees	—	—	5,388	—	—	5,388
Corporate expenses (including stock-based compensation expense of $878)	—	12,654	—	—	—	12,654
Loss on sale of assets or stations	—	—	5	—	—	5
Total operating expenses	—	13,058	244,820	538	—	258,416
Operating (loss) income	—	(13,058)	23,710	(538)	—	10,114
Non-operating (expense) income:
Interest (expense) income, net	(2,178)	(32,256)	85	(47)	—	(34,396)
Other income, net	—	—	720	—	—	720
Total non-operating (expense) income, net	(2,178)	(32,256)	805	(47)	—	(33,676)
(Loss) income before income taxes	(2,178)	(45,314)	24,515	(585)	—	(23,562)
Income tax benefit (expense)	845	18,198	(10,137)	227	—	9,133
(Loss) earnings from consolidated subsidiaries	(13,096)	14,020	(358)	—	(566)	—
Net (loss) income	$(14,429)	$(13,096)	$14,020	$(358)	$(566)	$(14,429)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2017
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$151,153	$—	$—	$—	$151,153
Restricted cash	—	7,816	—	—	—	7,816
Accounts receivable, less allowance for doubtful accounts of $4,133	—	—	—	213,642	—	213,642
Trade receivable	—	—	5,752	—	—	5,752
Asset held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	23,377	23,656	—	—	47,033
Total current assets	—	182,346	59,558	213,642	—	455,546
Property and equipment, net	—	6,569	150,265	—	—	156,834
Broadcast licenses	—	—	—	1,539,793	—	1,539,793
Other intangible assets, net	—	—	107,407	—	—	107,407
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,374,977	1,002,830	—	(4,377,807)	—
Intercompany receivables	—	105,730	1,874,661	—	(1,980,391)	—
Other assets	—	20,128	153,751	317	(155,512)	18,684
Total assets	$—	$3,689,750	$3,483,686	$1,753,752	$(6,513,710)	$2,413,478
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$31,651	$77,442	$—	$—	$109,093
Trade payable	—	—	3,730	—	—	3,730
Total current liabilities	—	31,651	81,172	—	—	112,823
Long-term debt, excluding 7.75% Senior Notes, net of debt issuance cost/discounts of $27,914	—	1,782,352	—	—	—	1,782,352
7.75% Senior Notes, net of debt issuance costs of $5.591	—	604,409	—	—	—	604,409
Other liabilities	—	2,932	27,537	—	—	30,469
Intercompany payables	105,413	1,661,019	—	213,959	(1,980,391)	—
Accumulated losses in consolidated subsidiaries	392,613	—	—	—	(392,613)	—
Deferred income taxes	—	—	—	536,963	(155,512)	381,451
Total liabilities	498,026	4,082,363	108,709	750,922	(2,528,516)	2,911,504
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,625,353	277,212	4,199,550	1,981,043	(6,457,805)	1,625,353
Accumulated (deficit) equity	(1,894,390)	(669,825)	(824,573)	(978,213)	2,472,611	(1,894,390)
Total stockholders’ (deficit) equity	(498,026)	(392,613)	3,374,977	1,002,830	(3,985,194)	(498,026)
Total liabilities and stockholders’ (deficit) equity	$—	$3,689,750	$3,483,686	$1,753,752	$(6,513,710)	$2,413,478

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2016
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$131,259	$—	$—	$—	$131,259
Restricted cash	—	8,025	—	—	—	8,025
Accounts receivable, less allowance for doubtful accounts of $4,691	—	—	—	231,585	—	231,585
Trade receivable	—	—	4,985	—	—	4,985
Asset held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	17,321	16,602	—	—	33,923
Total current assets	—	156,605	51,737	231,585	—	439,927
Property and equipment, net	—	4,431	157,632	—	—	162,063
Broadcast licenses	—	—	—	1,540,183	—	1,540,183
Other intangible assets, net	—	—	116,499	—	—	116,499
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,348,992	1,012,947	—	(4,361,939)	—
Intercompany receivables	—	103,593	1,848,263	—	(1,951,856)	—
Other assets	—	21,631	135,996	364	(139,186)	18,805
Total assets	$—	$3,635,252	$3,458,288	$1,772,132	$(6,452,981)	$2,412,691
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$19,994	$76,247	$—	$—	$96,241
Trade payable	—	—	4,550	—	—	4,550
Total current liabilities	—	19,994	80,797	—	—	100,791
Long-term debt, excluding 7.75% Senior Notes, net of debt issuance costs/discounts of $29,909	—	1,780,357	—	—	—	1,780,357
7.75% Senior Notes, net of debt issuance costs of $6,200	—	603,800	—	—	—	603,800
Other liabilities	—	2,932	28,499	—	—	31,431
Intercompany payables	103,229	1,616,678	—	231,949	(1,951,856)	—
Accumulated losses in consolidated subsidiaries	388,509	—	—	—	(388,509)	—
Deferred income taxes	—	—	—	527,236	(139,186)	388,050
Total liabilities	491,738	4,023,761	109,296	759,185	(2,479,551)	2,904,429
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,624,815	275,107	4,191,057	1,991,009	(6,457,173)	1,624,815
Accumulated (deficit) equity	(1,887,564)	(663,616)	(842,065)	(978,062)	2,483,743	(1,887,564)
Total stockholders’ (deficit) equity	(491,738)	(388,509)	3,348,992	1,012,947	(3,973,430)	(491,738)
Total liabilities and stockholders’ (deficit) equity	$—	$3,635,252	$3,458,288	$1,772,132	$(6,452,981)	$2,412,691

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,395)	$(6,209)	$17,492	$(151)	$(11,132)	$(7,395)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	303	15,979	—	—	16,282
Amortization of debt issuance costs/discounts	—	2,463	—	47	—	2,510
Provision for doubtful accounts	—	—	709	—	—	709
Gain on sale of assets or stations	—	—	(2,606)	—	—	(2,606)
Deferred income taxes	(998)	(19,753)	14,848	(127)	—	(6,030)
Stock-based compensation expense	—	538	—	—	—	538
Loss (earnings) from consolidated subsidiaries	6,209	(17,492)	151	—	11,132	—
Changes in assets and liabilities	—	108,895	(93,709)	231	—	15,417
Net cash (used in) provided by operating activities	(2,184)	68,745	(47,136)	—	—	19,425
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	6,090	—	—	6,090
Restricted cash	—	209	—	—	—	209
Capital expenditures	—	(2,441)	(3,295)	—	—	(5,736)
Net cash (used in) provided by investing activities	—	(2,232)	2,795	—	—	563
Cash flows from financing activities:
Intercompany transactions, net	2,184	(46,525)	44,341	—	—	—
Deferred financing costs	—	(94)	—	—	—	(94)
Net cash provided by (used in) financing activities	2,184	(46,619)	44,341	—	—	(94)
Increase in cash and cash equivalents	—	19,894	—	—	—	19,894
Cash and cash equivalents at beginning of period	—	131,259	—	—	—	131,259
Cash and cash equivalents at end of period	$—	$151,153	$—	$—	$—	$151,153

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(14,429)	$(13,096)	$14,020	$(358)	$(566)	$(14,429)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	404	22,693	—	—	23,097
Amortization of debt issuance costs/discount	—	2,427	—	—	—	2,427
Provision for doubtful accounts	—	—	150	—	—	150
Deferred income taxes	(845)	(18,198)	10,134	(227)	—	(9,136)
Stock-based compensation expense	—	878	—	—	—	878
Earnings (loss) from consolidated subsidiaries	13,096	(14,020)	358	—	566	—
Changes in assets and liabilities	—	120,503	(90,890)	585	—	30,198
Net cash (used in) provided by operating activities	(2,178)	78,898	(43,535)	—	—	33,185
Cash flows from investing activities:
Restricted cash	—	(1,810)	—	—	—	(1,810)
Capital expenditures	—	(179)	(3,982)	—	—	(4,161)
Net cash used in investing activities	—	(1,989)	(3,982)	—	—	(5,971)
Cash flows from financing activities:
Intercompany transactions, net	2,175	(49,692)	47,517	—	—	—
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	2,178	(49,692)	47,517	—	—	3
Increase in cash and cash equivalents	—	27,217	—	—	—	27,217
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$58,874	$—	$—	$—	$58,874

12. Segment Data

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Radio Station Group and Westwood One. The Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for each of our reportable segments, including programming, finance, legal, human resources, information technology and administrative functions.

The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as the financial metric utilized by management and the chief operating decision maker to allocate resources of the Company and to analyze the performance of the Company’s reportable segments. This measure isolates the amount of income generated by our core operations before the incurrence of corporate expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In deriving this measure, the Company excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company also excludes any gain or loss on the exchange or sale of any assets or stations and any gain or loss on derivative instruments, early extinguishment of debt, and LMA Fees as they are not associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. The Company excludes any costs associated with impairment of assets as they do not require a cash outlay.

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

The Company’s financial data by segment is presented in the tables below:

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$173,603	$89,855	$572	$264,030

	Three Months Ended March 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$176,476	$91,565	$489	$268,530

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA by segment
Radio Station Group	$39,038	$43,719
Westwood One	8,969	7,758
Segment Adjusted EBITDA	48,007	51,477
Adjustments
Corporate and other	(9,274)	(9,544)
Income tax benefit	6,026	9,133
Non operating expense, including net interest expense	(33,943)	(33,676)
LMA fees	(2,707)	(5,388)
Depreciation and amortization	(16,282)	(23,097)
Stock-based compensation expense	(538)	(878)
Gain (loss) on sale of assets or stations	2,606	(5)
Acquisition-related and restructuring costs	(1,150)	(2,266)
Franchise and state taxes	(140)	(185)
Consolidated net loss	$(7,395)	$(14,429)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors including, but not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the fair value of our investments, the timing of, and our ability to complete any acquisitions or dispositions pending from time to time, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, our ability to regain compliance with the listing standards for our Class A common stock to continue to be listed for trading on the NASDAQ stock market, the write off of a material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and any subsequently filed Forms 10-Q and Forms 8-K. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business and Operating Overview

A leader in the radio broadcasting industry, Cumulus Media combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through our 447 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top ten), more than 8,200 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.

Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as changes in demand due to shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, management has taken steps to mitigate these risks through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at that time.

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

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at March 31, 2017 was 4.5 to 1.0, and that ratio periodically decreases until it reaches 4.0 to 1 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of March 31, 2017, our actual leverage ratio was in excess of the required ratio.

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

At March 31, 2017, our long-term debt consisted of $1.810 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.

We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our financial condition as of March 31, 2017, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we do not have access to borrowings under the Revolving Credit Facility, will be sufficient to satisfy our anticipated funding needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other obligations for at least the next twelve months after the issuance of the consolidated financial statements included elsewhere in this Form 10-Q.

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

As previously disclosed, on December 12, 2016, we launched a private exchange offer (the "Exchange Offer") to refinance the 7.75% Senior Notes and thereby reduce, and extend the maturity of our indebtedness.

In connection with the Exchange Offer, on December 12, 2016, we filed a complaint in the United States District Court in the Southern District of New York (the "Court") against J.P. Morgan Chase Bank, N.A., as Administrative Agent under the Credit Agreement, seeking, among other things, a declaratory judgment that the Company was authorized under the terms of the Credit Agreement to complete the Exchange Offer. On February 24, 2017, the Court granted summary judgment against the Company, finding that the Company could not refinance its 7.75% Senior Notes with revolving loans under its Credit Agreement.

As a result of the Court’s ruling, the Company concluded that the conditions to the Exchange Offer had not been, and would not be, satisfied. Accordingly, the Company terminated the Exchange Offer on March 10, 2017. On the same date, the Company also terminated the previously announced support agreement that the Company had entered into on December 6, 2016 with certain holders of the 7.75% Senior Notes. In connection with the termination of each of the Exchange Offer and refinancing support agreement, the Company abandoned the fourth amendment and restatement of the Company's certificate of incorporation (the "Fourth Amended Certificate"), which was approved by stockholders on January 26, 2017. Accordingly, the Fourth Amended Certificate will not be filed or take effect, and no shares of Class D common stock of the Company or Class E common stock of the Company will be authorized for issuance.

We expect to continue to evaluate alternatives to address our capital structure including through ongoing discussions with our stakeholders. While discussions may continue and result in an alternative transaction, there are no assurances that the parties will come to an agreement on an alternative transaction.

On March 21, 2017, the Company received a notification from the NASDAQ Stock Market LLC (“NASDAQ”) indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(1) (the "Equity Listing Rule") because the Company's stockholder's equity was below the minimum required amount, and because the Company did not meet the alternative continued listing standards of that Rule.  Separately, on April 5, 2017, the Company received a notification from the NASDAQ indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule") because the bid price of the Company’s Class A common stock had closed below $1.00 per share for 30 consecutive business days.
On May 5, 2017, the Company submitted to NASDAQ a plan to regain compliance with the Equity Listing Rule. We remain in discussions with NASDAQ regarding this plan and, if accepted, NASDAQ could provide us a period up to September 17, 2017 to regain compliance with the Equity Listing Rule.  In the event NASDAQ does not accept our plan, our Class A common stock will be subject to delisting from NASDAQ.  In addition, in accordance with NASDAQ Listing Rule 5810(c)(3)(A) and assuming no prior action is taken to delist our Class A common stock pursuant to noncompliance with the Equity Listing Rule, the Company has until October 2, 2017 to regain compliance with the requirements under the Bid Price Rule. If, at any time before that date the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be deemed to be in compliance with the Bid Price Rule.
We continue to evaluate alternatives to regain compliance with applicable listing rules.  Our inability to maintain the listing of our Class A common stock on the NASDAQ stock market may adversely affect the liquidity and market price of our Class A common stock.
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

In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $11.3 million and $10.0 million for the three months ended March 31, 2017 and 2016, respectively.

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

Consolidated Adjusted EBITDA and segment Adjusted EBITDA are the financial metrics utilized by management to analyze the performance of the Company as a whole and each of our reportable segments, respectively. These measures isolate the amount of income generated by our core operations after the incurrence of corporate, general and administrative expenses. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA, excluding the impact of LMA fees, is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

In deriving this measure, the Company excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities directly related to our core operations. The Company also excludes any gain or loss on the exchange or sale of any assets and any gain or loss on derivative instruments, early extinguishment of debt, and LMA Fees as they are not associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our ongoing core operations. The Company also excludes any costs associated with impairment of assets as they do not require a cash outlay.

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

Consolidated Results of Operations

Analysis of Consolidated Statement of Operations
The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2017	2016
STATEMENT OF OPERATIONS DATA:
Net revenue	$264,030	$268,530	(1.7)%
Content costs	101,780	100,045	1.8%
Selling, general and administrative expenses	114,390	117,227	(2.4)%
Depreciation and amortization	16,282	23,097	(29.5)%
LMA fees	2,707	5,388	(49.8)%
Corporate expenses (including stock-based compensation expense)	10,955	12,654	(13.4)%
(Gain) loss on sale of assets or stations	(2,606)	5	**
Operating income	20,522	10,114	102.9%
Interest expense	(34,063)	(34,481)	(1.2)%
Interest income	37	85	(56.5)%
Other income, net	83	720	(88.5)%
Loss before income taxes	(13,421)	(23,562)	43.0%
Income tax benefit	6,026	9,133	(34.0)%
Net loss	$(7,395)	$(14,429)	48.7%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$38,733	$41,933	(7.6)%

** Calculation is not meaningful

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Net Revenue
Net revenue for the three months ended March 31, 2017 decreased $4.5 million, or 1.7%, to $264.0 million, compared to $268.5 million for the three months ended March 31, 2016. The decrease resulted from decreases of $2.6 million, $1.2 million and $0.7 million in political advertising, license fees and other and broadcast advertising revenue, respectively. For a discussion of net revenue by segment and changes therein from the three months ended March 31, 2016 to the three months ended March 31, 2017, see the following discussion under "Segment Results of Operations."
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended March 31, 2017 increased by $1.8 million, or 1.8%, to $101.8 million, compared to $100.0 million for the three months ended March 31, 2016. The increase was primarily because of an increase in music license fees. In 2016 our license fees were impacted by a $1.7 million credit and a $0.7 million understatement of ASCAP and BMI fees which was corrected in the second quarter of 2016. Our content costs also increased because we began making payments at the beginning of 2017 to a new music performer rights organization, Global Music Rights. The increase in music license fees was partially offset by decreases in other programming costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses in our markets.

Selling, general and administrative expenses for the three months ended March 31, 2017 decreased by $2.8 million, or 2.4%, to $114.4 million compared to $117.2 million for the three months ended March 31, 2016. The decrease was primarily driven by a decrease in selling expenses at Westwood One.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2017 decreased $6.8 million, or 29.5%, to $16.3 million, compared to $23.1 million for the three months ended March 31, 2016. This decrease was primarily caused by a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are being consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended March 31, 2017 decreased $1.7 million, or 13.4%, to $11.0 million, compared to $12.7 million for the three months ended March 31, 2016. This decrease was caused by decreases in stock-based compensation expense and restructuring costs.
Gain on Sale of Assets or Stations
During the three months ended March 31, 2017, we recorded a gain of $2.6 million primarily related to the sale of land in our Salt Lake City market.
Interest Expense
Total interest expense for the three months ended March 31, 2017 decreased $0.4 million, or 1.2%, to $34.1 million compared to $34.5 million for the three months ended March 31, 2016. The majority of the decrease was due to a reduction in total outstanding debt between the comparative periods.
The following summary details the components of our total interest expense (dollars in thousands):

	Three Months Ended March 31,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	19,234	19,756	(522)	(2.6)%
Other, including debt issue cost amortization	3,010	2,906	104	3.6%
Interest expense	$34,063	$34,481	$(418)	(1.2)%
Income Taxes
For the three months ended March 31, 2017, the Company recorded an income tax benefit of $6.0 million on a pre-tax loss of $13.4 million, resulting in an effective tax rate for the three months ended March 31, 2017 of approximately 44.9%. For the three months ended March 31, 2016, the Company recorded an income tax benefit of $9.1 million on a pre-tax loss of $23.6 million, resulting in an effective tax rate for the three months ended March 31, 2016 of approximately 38.8%.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2017 primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non-deductible items, enacted changes to state and local tax laws, and the tax effect of certain provision to tax return true-up adjustments.
The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2016 primarily relates to state and local income taxes and the tax effect of certain statutory non-deductible items.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of March 31, 2017, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards which the Company does not believe will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2017 decreased $3.2 million to $38.7 million from $41.9 million for the three months ended March 31, 2016.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2017	2016
GAAP net loss	$(7,395)	$(14,429)	48.7%
Income tax benefit	(6,026)	(9,133)	(34.0)%
Non-operating expenses, net - including interest expense	33,943	33,676	0.8%
LMA fees	2,707	5,388	(49.8)%
Depreciation and amortization	16,282	23,097	(29.5)%
Stock-based compensation expense	538	878	(38.7)%
(Gain) loss on sale of assets or stations	(2,606)	5	**
Acquisition-related and restructuring costs	1,150	2,266	(49.2)%
Franchise and state taxes	140	185	(24.3)%
Adjusted EBITDA	$38,733	$41,933	(7.6)%

** Calculation is not meaningful

Segment Results of Operations
The Company operates in two reportable segments, the Radio Station Group and Westwood One, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. The Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for each of our reportable segments, including programming, finance, legal, human resources, information technology and administrative functions.
As described above, the Company presents Adjusted EBITDA as the financial metric utilized by management to analyze the performance of each of our reportable segments. The reconciliation of segment Adjusted EBITDA to net loss is presented in Note 12, "Segment Data" of the notes to the condensed consolidated financial statements.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$173,603	$89,855	$572	$264,030
% of total revenue	65.8%	34.0%	0.2%	100.0%
$ change from three months ended March 31, 2016	$(2,873)	$(1,710)	$83	$(4,500)
% change from three months ended March 31, 2016	(1.6)%	(1.9)%	17.0%	(1.7)%

	Three Months Ended March 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$176,476	$91,565	$489	$268,530
% of total revenue	65.7%	34.1%	0.2%	100.0%
Net revenue for the three months ended March 31, 2017 decreased $4.5 million, or 1.7%, to $264.0 million, compared to $268.5 million for the three months ended March 31, 2016. The decrease resulted from decreases of $2.9 million and $1.7 million in the Radio Station Group and Westwood One, respectively, partially offset by an increase of $0.1 million in Corporate and Other. The decrease in revenue at the Radio Station Group was primarily a result of a decline of cyclical gross political revenue of $2.6 million. The decrease in revenue at Westwood One was caused by a decline in non-core revenue streams of $1.5 million, highlighted by the shut down of the print version of the NASH Country Weekly magazine and the restructuring of a contract with a content provider and other non-core revenue streams of $0.4 million, which were partially offset by an increase of $0.2 million in core advertising sales. Core advertising sales represented the majority of Westwood One revenue in the first quarter of 2017.

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$39,042	$8,969	$(9,278)	$38,733
$ change from three months ended March 31, 2016	$(4,677)	$1,211	$266	$(3,200)
% change from three months ended March 31, 2016	(10.7)%	15.6%	2.8%	(7.6)%

	Three Months Ended March 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$43,719	$7,758	$(9,544)	$41,933
Adjusted EBITDA for the three months ended March 31, 2017 decreased $3.2 million, or 7.6%, to $38.7 million from $41.9 million for the three months ended March 31, 2016. The decrease resulted from an Adjusted EBITDA decrease of $4.7 million in the Radio Station Group offset by increases of $1.2 million and $0.3 million in Westwood One and Corporate and Other, respectively. The decrease in Adjusted EBITDA at the Radio Station Group was caused by an increase in operating expenses, which included an increase in content costs of $1.8 million, and a decrease in revenue which included a $2.6 million decrease in cyclical gross political revenue. The increase in Adjusted EBITDA in Westwood One was caused by a decrease in operating expenses.
The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA, for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$28,538	$2,265	$(38,198)	$(7,395)
Income tax benefit	—	—	(6,026)	(6,026)
Non-operating (income) expense, including net interest expense	(1)	142	33,802	33,943
LMA fees	2,707	—	—	2,707
Depreciation and amortization	10,404	5,454	424	16,282
Stock-based compensation expense	—	—	538	538
Gain on sale of assets or stations	(2,606)	—	—	(2,606)
Acquisition-related and restructuring costs	—	1,108	42	1,150
Franchise and state taxes	—	—	140	140
Adjusted EBITDA	$39,042	$8,969	$(9,278)	$38,733

	Three Months Ended March 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$24,739	$(2,885)	$(36,283)	$(14,429)
Income tax benefit	—	—	(9,133)	(9,133)
Non-operating (income) expense, including net interest expense	(2)	103	33,575	33,676
LMA fees	5,388	—	—	5,388
Depreciation and amortization	13,589	8,981	527	23,097
Stock-based compensation expense	—	—	878	878
Loss on sale of assets or stations	5	—	—	5
Acquisition-related and restructuring costs	—	1,559	707	2,266
Franchise and state taxes	—	—	185	185
Adjusted EBITDA	$43,719	$7,758	$(9,544)	$41,933

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$19,425	$33,185
For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, net cash provided by operating activities decreased $13.8 million. The decrease was primarily a result of decreases related to the timing of our cash collections and payments of accounts payable and prepaid expenses, partially offset by an increase in net income and adjustments for depreciation and amortization of intangibles and debt issuance costs/discounts, gain (loss) on sale of assets or stations, deferred income taxes and stock-based compensation expense.

Cash Flows Provided by (Used in) Investing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash provided by (used in) investing activities	$563	$(5,971)
For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, net cash provided by investing activities increased $6.5 million. For the three months ended March 31, 2017 capital expenditures totaled $5.7 million primarily related to ongoing maintenance and other routine expenditures which were offset by proceeds from the sales of certain assets and stations of $6.1 million, the majority of which were the cash proceeds from the sale of land in our Salt Lake City market. Capital expenditures for the three months ended March 31, 2016 totaled $4.2 million primarily related to ongoing maintenance and other routine expenditures.
Cash Flows (Used in) Provided by Financing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash (used in) provided by financing activities	$(94)	$3
For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, net cash provided by financing activities remained relatively flat as compared to March 31, 2016
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In March 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants have infringed on plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking unspecified damages. This case has been stayed, and is awaiting further action by the court.
In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media, Inc., was not a party) the New York case against Cumulus Media, Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017.

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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. Except as described below, these known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.
We are currently not in compliance with the continued listing standards of NASDAQ, and if we do not regain compliance, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
Our common stock is currently traded on the Nasdaq Capital Market.  As described elsewhere in this Quarterly report on Form 10-Q, we are currently not in compliance with various continued listing standards of NASDAQ.   There can be no assurance that we will be able to regain compliance with the continued listing standards and, if we do not regain compliance with these various listing standards within the time periods required by NASDAQ, our common stock will become subject to delisting. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2017, we did not repurchase any shares of our Class A common stock.

Item 6. Exhibits

10.1	Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: May 15, 2017	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.