Form 10-Q
period 2017-06-30
CUMULUS MEDIA INC
filed 2017-08-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2017, the registrant had 29,306,374 outstanding shares of common stock consisting of: (i) 29,225,765 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$141,195	$131,259
Restricted cash	7,822	8,025
Accounts receivable, less allowance for doubtful accounts of $4,217 and $4,691 at June 30, 2017 and December 31, 2016, respectively	226,514	231,585
Trade receivable	5,059	4,985
Assets held for sale	30,150	30,150
Prepaid expenses and other current assets	44,547	33,923
Total current assets	455,287	439,927
Property and equipment, net	157,168	162,063
Broadcast licenses	1,539,793	1,540,183
Other intangible assets, net	98,316	116,499
Goodwill	135,214	135,214
Other assets	18,650	18,805
Total assets	$2,404,428	$2,412,691
Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$85,166	$96,241
Trade payable	4,217	4,550
Total current liabilities	89,383	100,791
Term loan, net of debt issuance costs/discounts of $26,053 and $29,909 at June 30, 2017 and December 31, 2016, respectively	1,784,213	1,780,357
7.75% senior notes, net of debt issuance costs of $4,969 and $6,200 at June 30, 2017 and December 31, 2016, respectively	605,031	603,800
Other liabilities	28,938	31,431
Deferred income taxes	388,682	388,050
Total liabilities	2,896,247	2,904,429
Commitments and Contingencies (Note 10)
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued, and 29,225,765 shares outstanding, at both June 30, 2017 and December 31, 2016	320	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at both June 30, 2017 and December 31, 2016	1	1
Treasury stock, at cost, 2,806,187 shares at both June 30, 2017 and December 31, 2016	(229,310)	(229,310)
Additional paid-in-capital	1,625,883	1,624,815
Accumulated deficit	(1,888,713)	(1,887,564)
Total stockholders’ deficit	(491,819)	(491,738)
Total liabilities and stockholders’ deficit	$2,404,428	$2,412,691
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$290,531	$287,193	$554,561	$555,723
Operating expenses:
Content costs	93,289	97,133	195,069	197,178
Selling, general and administrative expenses	120,506	117,860	234,896	235,087
Depreciation and amortization	16,120	22,969	32,402	46,066
Local marketing agreement fees	2,713	2,482	5,420	7,870
Corporate expenses (including stock-based compensation expense of $530, $790, $1,068 and $1,668, respectively)	10,473	11,414	21,428	24,068
Loss (gain) on sale of assets or stations	104	(3,146)	(2,502)	(3,141)
Impairment of intangible assets and goodwill	—	1,816	—	1,816
Total operating expenses	243,205	250,528	486,713	508,944
Operating income	47,326	36,665	67,848	46,779
Non-operating expense:
Interest expense	(34,344)	(34,486)	(68,407)	(68,967)
Interest income	35	140	72	225
Other (expense) income, net	(111)	(4)	(28)	716
Total non-operating expense, net	(34,420)	(34,350)	(68,363)	(68,026)
Income (loss) before income taxes	12,906	2,315	(515)	(21,247)
Income tax (expense) benefit	(7,234)	(1,249)	(1,208)	7,884
Net income (loss)	$5,672	$1,066	$(1,723)	$(13,363)
Basic and diluted earnings (loss) per common share (see Note 8, “Earnings (Loss) Per Share”):
Basic: Earnings (loss) per share	$0.19	$0.04	$(0.06)	$(0.46)
Diluted: Earnings (loss) per share	$0.19	$0.04	$(0.06)	$(0.46)
Weighted average basic common shares outstanding	29,306,374	29,291,128	29,306,374	29,273,774
Weighted average diluted common shares outstanding	29,306,374	29,336,502	29,306,374	29,273,774
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,723)	$(13,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,402	46,066
Amortization of debt issuance costs/discounts	5,055	4,860
Provision for doubtful accounts	1,993	493
Gain on sale of assets or stations	(2,502)	(3,141)
Impairment of intangible assets and goodwill	—	1,816
Deferred income taxes	1,206	(7,918)
Stock-based compensation expense	1,068	1,668
Changes in assets and liabilities:
Accounts receivable	3,078	20,595
Trade receivable	(74)	(318)
Prepaid expenses and other current assets	(9,943)	4,106
Other assets	281	(8,820)
Accounts payable and accrued expenses	(11,075)	(15,883)
Trade payable	(333)	329
Other liabilities	(2,493)	(5,480)
Net cash provided by operating activities	16,940	25,010
Cash flows from investing activities:
Restricted cash	203	336
Proceeds from sale of assets or stations	6,090	4,254
Capital expenditures	(13,203)	(11,462)
Net cash used in investing activities	(6,910)	(6,872)
Cash flows from financing activities:
Deferred financing costs	(94)	—
Proceeds from exercise of warrants	—	3
Net cash (used in) provided by financing activities	(94)	3
Increase in cash and cash equivalents	9,936	18,141
Cash and cash equivalents at beginning of period	131,259	31,657
Cash and cash equivalents at end of period	$141,195	$49,798
Supplemental disclosures of cash flow information:
Interest paid	$62,609	$63,149
Income taxes paid	2,790	1,728
Supplemental disclosures of non-cash flow information:
Trade revenue	$20,253	$18,211
Trade expense	19,485	18,087
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
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 447 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2016 condensed balance sheet data was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and six months ended June 30, 2017, the cash flows for the six months ended June 30, 2017 and the Company’s financial condition as of June 30, 2017, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2017.
Reverse Stock Split
On October 12, 2016, the Company effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and exercise price of the Company's outstanding stock options and warrants were adjusted proportionally, as appropriate. The par value of the Company's common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share amounts contained within the accompanying unaudited condensed consolidated financial statements and these footnotes have been adjusted to reflect this Reverse Stock Split for all periods presented retroactively, as appropriate.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, certain expense accruals and, if applicable, purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Liquidity and Capital Resources

The Company has assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and has determined, based on our forecasted financial results and financial condition as of June 30, 2017, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we continue to not have access to borrowings under our revolving credit facility, will be sufficient to satisfy our anticipated funding needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other obligations for at least the next twelve months from the date these financial statements are issued.

From time to time the Company has evaluated, and expect that we will continue to evaluate, opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at that time.

In order to service our significant indebtedness we will continue to require substantial cash flows. If we are unable to maintain or derive a level of cash flows from operating and financing activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to seek to dispose of material assets or operations, or seek additional debt or equity capital, although no assurances can be provided that any of these actions could be successful.  In addition, we have in the past been, and continue from time to time to be, engaged in discussions with various stakeholders relating to restructuring or refinancing which transactions could include, among others, the issuance of additional equity securities in satisfaction of all or a portion of our indebtedness, whether through a court-approved restructuring or otherwise.  We cannot provide any assurances of our ability to timely complete any such transactions, or the structure or likelihood of success thereof.

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
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. The identified asset has been classified as held for sale in the accompanying unaudited condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. The estimated fair value of the land to be disposed of is in excess of its carrying value.

Adoption of New Accounting Standards
ASU 2016-09 - Compensation - Stock Compensation ("ASU 2016-09"). In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09, which provides guidance for employee stock-based payments. This update removes the requirement that reporting entities present tax benefits as excess cash flows from financing activities and cash flows from operating activities. As a result of this amendment, cash flows related to excess tax benefits will be classified only in operating activities. The Company adopted this ASU effective January 1, 2017. As a result of adoption, in the first quarter of 2017, the Company recorded an adjustment to accumulated deficit of approximately $0.6 million to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized in additional paid in capital. The Company is continuing its practice of estimating forfeitures and recording cash paid for withholding taxes as a financing activity.
ASU 2017-04 - Intangibles - Goodwill and Other ("ASU 2017-04"). In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The update eliminates the requirement to perform Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Upon effectiveness of this update, a goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The impact on our financial statements by the Company not being required to perform Step 2 to measure the amount of any potential goodwill impairment will depend on various factors determined by our annual impairment test which will be performed on December 31, 2017. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted this ASU effective January 1, 2017.
Recent Accounting Standards Updates
ASU 2014-09 and related updates - Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, the FASB issued ASU 2014-09. The amended guidance under this ASU outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14 - Deferral of the Effective Date ("ASU 2015-14"), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 - Principal versus Agent Considerations ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Identifying Performance Obligations and Licensing ("ASU 2016-10") which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12") which provides clarifying guidance in certain narrow areas such as an assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. In December 2016, the FASB issued ASU 2016-20 - Technical Corrections and Improvements ("ASU 2016-20") which provides technical corrections and improvements to Topic 606. In March 2017, the FASB issued ASU 2017-05 - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of non-financial assets, including partial sales of real estate. In May 2017, the FASB issued ASU 2017-10 - Determining the Customer of the Operation Services ("ASU 2017-10") which clarifies the diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of ASC 853, Service Concession Arrangements by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments also allow for a more consistent application of other aspects of the revenue guidance, which are affected by this customer determination. The amendments in ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-10 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying such updates at the date of initial application.
The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company plans to adopt the new standard effective January 1, 2018.

The Company plans to adopt the standard by using a modified retrospective approach. The Company is in the initial stages of our evaluation of the impact of the new standard on our accounting policies, processes, and system requirements. The Company has assigned internal resources to the evaluation to enable timely and accurate reporting under the new standard.

The Company continues to assess the potential impacts of the new standard, including in the areas described above, and anticipates this standard could have a material impact on our consolidated financial statements; however, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, the FASB issued ASU 2016-01. The amendments in this ASU enhance the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-02 - Leases ("ASU 2016-02"). In February 2016, the FASB issued ASU 2016-02. The amendments in this ASU provide guidance for accounting for leases. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. A modified retrospective transition method is required, with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently assessing the expected impact that this ASU will have on the consolidated financial statements.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). In August 2016, the FASB issued ASU 2016-15. The amendments in the ASU provide guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-16 - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). In October 2016, the FASB issued ASU 2016-16. The amendments in the ASU provide guidance for the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-18 - Restricted Cash ("ASU 2016-18"). In November 2016, the FASB issued ASU 2016-18. The amendments in the ASU provide guidance for the accounting for the disclosure of restricted cash on the Statement of Cash Flows. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures. As of June 30, 2017 and December 31, 2016, the Company had approximately $7.8 million and $8.0 million in restricted cash, on its consolidated balance sheets. Upon adoption of this ASU, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in our consolidated Statement of Cash Flows for all periods presented; additionally, separate line items showing changes in restricted cash balances will be eliminated from our consolidated statement of cash flows.

ASU 2017-01 - Clarifying the Definition of a Business ("ASU 2017-01"). In January 2017, the FASB issued final guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2017-09 - Scope of Modification Accounting ("ASU 2017-09"). In May 2017, the FASB issued an update to guidance on Topic 718, Compensation—Stock Compensation that clarifies when changes to the terms or conditions of a share-based award must be accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This ASU will be effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operation or disclosure.

2. Restricted Cash
As of June 30, 2017 and December 31, 2016, the Company’s balance sheet included approximately $7.8 million and $8.0 million, respectively, in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies in addition to securing certain transactions as dictated by the financial institutions used by the Company.

3. Intangible Assets and Goodwill

The following tables present goodwill and accumulated impairment losses on a segment and consolidated basis as of January 1, 2017 and June 30, 2017 (dollars in thousands):

Radio Station Group

Goodwill:
Balance as of January 1, 2017:
Goodwill	$1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Balance as of June 30, 2017:
Goodwill	1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Westwood One

Goodwill:
Balance as of January 1, 2017:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of June 30, 2017:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:
Balance as of January 1, 2017:
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214
Balance as of June 30, 2017:
Goodwill	1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214

The following table shows the Company's intangible asset balances as of December 31, 2016 to June 30, 2017, as well as dispositions and amortization during the period, (dollars in thousands):

	FCC Licenses	Definite-Lived	Total
Intangible Assets:
Balance as of December 31, 2016	$1,540,183	$116,499	$1,656,682
Dispositions	(390)	—	(390)
Amortization	—	(18,183)	(18,183)
Balance as of June 30, 2017	$1,539,793	$98,316	$1,638,109

The Company performs annual impairment testing of its Federal Communications Commission ("FCC") licenses and goodwill as of December 31, each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate an interim impairment test as of June 30, 2017.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Term loan:
Term loan	$1,810,266	$1,810,266
Less: unamortized term loan discount and debt issuance costs	(26,053)	(29,909)
Total Term loan	1,784,213	1,780,357
7.75% senior notes:	610,000	610,000
Less: unamortized debt issuance costs	(4,969)	(6,200)
Total 7.75% senior notes	605,031	603,800
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,389,244	$2,384,157
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

Notwithstanding the stated maturity date of the Term Loan, if 91 days prior to the stated maturity date of the Senior Notes of the Company's 7.75% Senior Notes ("the 7.75% Senior Notes") due 2019 (the "Springing Maturity Date") the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to the Springing Maturity Date. The Company's 7.75% Senior Notes (defined below) mature on May 1, 2019.

Borrowings under the Credit Agreement bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. At June 30, 2017, the Term Loan bore interest at 4.30% per annum.
Under the terms of the Credit Agreement, a commitment fee in the amount of 0.50% per year, payable monthly, is payable on the unused portion of the commitments.

The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay obligations when due; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation of warranty made, or report, certificate or financial statement delivered to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.

However, in the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at June 30, 2017 was 4.5 to 1.0, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1.0 on March 31, 2018. At June 30, 2017, the Company's actual leverage ratio was in excess of the required ratio. The Company had no borrowings outstanding under the Revolving Credit Facility.
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
At June 30, 2017, and December 31, 2016, the Company had $1.810 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
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
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. At June 30, 2017, the Company was in compliance with all required covenants under the indenture governing the 7.75% Senior Notes.
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

Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, swingline lender and administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).

In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable (representing up to all of the Company’s accounts receivable) to a special purpose entity and wholly-owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (the “Funding Agreement”). Cumulus Holdings services the accounts receivable on behalf of the SPV.

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
At June 30, 2017 and December 31, 2016, there were no amounts outstanding under the Securitization Facility.
Amortization of Debt Discount and Debt Issuance Costs
For the three and six months ended June 30, 2017, the Company amortized $2.5 million and $5.1 million, respectively, of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes. For the three and six months ended June 30, 2016, the Company amortized $2.4 million and $4.9 million, respectively, of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes.

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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	June 30, 2017	December 31, 2016
Term Loan:
Gross value	$1,810,266	$1,810,266
Fair value - Level 2	1,466,315	1,226,455
7.75% Senior Notes:
Gross value	$610,000	$610,000
Fair value - Level 2	164,700	249,673
As of June 30, 2017, the Company obtained a level 2 third-party valuation of 81.0% to calculate the fair value of the Term Loan and 27.0% to calculate the level 2 fair value of the 7.75% Senior Notes.
As of December 31, 2016, the Company obtained a level 2 third-party valuation of 67.8% to calculate the fair value of the Term Loan and 40.9% to calculate the level 2 fair value of the 7.75% Senior Notes.

6. Stockholders’ Equity
For information on the Company's October 12, 2016 Reverse Stock Split and the resulting adjustments to authorized, issued and outstanding common stock, warrants and options, see Note 1, "Description of Business, Interim Financial Data and Basis of Presentation: Reverse Stock Split."

The Company is authorized to issue an aggregate of 269,080,609 shares of stock, each with a par value of $0.01 per share, divided into four classes consisting of:
(i) 93,750,000 shares designated as Class A common stock;
(ii) 75,000,000 shares designated as Class B common stock;
(iii) 80,609 shares designated as Class C common stock, and
(iv) 100,250,000 shares of preferred stock.

On June 5, 2017, the Company’s board of directors adopted a stockholder rights plan, which is scheduled to expire in June 2018.  Pursuant to the rights plan, the Company declared a dividend of one right for each outstanding share of Class A common stock of the Company, payable to holders of record on June 15, 2017.  The rights will initially trade with the Company’s Class A common stock and will generally become exercisable only if any person (or any persons acting in concert or as a group) acquires a voting or economic position in 4.99% or more of the Company’s outstanding Class A common stock. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of Class A common stock at a 50% discount or the Company may exchange each Right held by such holders for one share of Class A common stock. Under the rights plan, any person that owned more than 4.99% of the Company’s outstanding Class A common stock may continue to own its shares of Class A common stock but may not acquire a voting or economic interest in any additional shares of Class A common stock without triggering the rights plan.

Common Stock
Shares of Class A, Class B and Class C common stock are identical in all respects, except with regard to voting and conversion rights. The preferences, qualifications, limitations, restrictions, and the special or relative rights in respect of the common stock and the various classes of common stock are as follows:

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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. There were no shares of Class B common stock issued or outstanding as of June 30, 2017 or December 31, 2016.

The holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.
As of June 30, 2017 there were no preferred shares outstanding.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 156,250 shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of such warrants were converted during the three or six months ended June 30, 2017 and, as of such date, there were 40,057 of the 2009 Warrants outstanding.
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
No Company Warrants were exercised during the six months ended June 30, 2017. 0.3 million Company Warrants to purchase 43,192 shares of Class A common stock were exercised during the six months ended June 30, 2016. At June 30, 2017, 31,955 Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted to date, of $34.56 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted-average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other similar events. As of June 30, 2017, all 1.0 million Crestview Warrants remained outstanding.

7. Stock-Based Compensation Expense

The Company uses the Black-Scholes option pricing model to estimate the fair value on the date of grant of stock options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date fair value of the shares awarded in accordance with ASC 718 - Compensation - Stock Compensation. To the extent non-vested restricted stock awards include performance or market vesting conditions, management uses the requisite service period to recognize the cost associated with the award.
During the six months ended June 30, 2017, the Company granted 75,000 stock options with a grant date aggregate fair value of $0.1 million. During the six months ended June 30, 2016, the Company granted 170,875 stock options with a grant date aggregate fair value of $0.3 million. The options granted in both periods range in exercise price from $0.97 to $24.00 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and six months ended June 30, 2017 the Company recognized approximately $0.5 million and $1.1 million in stock-based compensation expense related to equity awards. For the three and six months ended June 30, 2016, the Company recognized approximately $0.8 million and $1.7 million in stock-based compensation expense related to equity awards.
As of June 30, 2017, unrecognized stock-based compensation expense of approximately $0.7 million related to equity awards is expected to be recognized over a weighted-average remaining life of 1.56 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
There were no stock options exercised during the six months ended June 30, 2017 or June 30, 2016.
During the quarter ended June 30, 2017, the Company adopted the 2017 Supplemental Incentive Plan (the "2017 SIP"), which provides participating executives of the Company with the opportunity to earn cash payments in ratable installments over the last three quarters of 2017, based on the Company's year-to-date performance at the end of each respective period, commencing with the second quarter of 2017. In order to be eligible to participate in the 2017 SIP, each participant therein had to agree to the cancellation of all of such participant's respective outstanding equity incentive awards. On June 30, 2017 the participants forfeited an aggregate of 963,493 options.

8. Earnings (Loss) Per Share

For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. In accordance with, ASC Topic 260, "Earnings per Share," the presentation of basic and diluted EPS is required only for common stock and not for participating securities.

Non-vested restricted shares of Class A common stock are considered participating securities for purposes of calculating basic weighted-average common shares outstanding in all periods. In addition, Company Warrants are accounted for as participating securities, as holders of such Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company's earnings concurrently with such distributions made to the holders of Class A common stock.

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income (loss), after any allocation for preferred stock dividends, between each class of common stock on an equal basis per share. In accordance with the two-class method, earnings applicable to the non-vested restricted shares of Class A common stock and Company Warrants are excluded from the computation of basic EPS.

Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock to the extent that each security may share in earnings, as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each class of common stock equally per share. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$5,672	$1,066	$(1,723)	$(13,363)
Less:
Participation rights of the Company Warrants in undistributed earnings	6	1	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	1	—	—
Basic undistributed net income (loss) attributable to common shares	$5,666	$1,064	$(1,723)	$(13,363)
Denominator:
Basic weighted average shares outstanding	29,306	29,291	29,306	29,274
Basic undistributed net income (loss) per share attributable to common shares	$0.19	$0.04	$(0.06)	$(0.46)
Diluted Earnings (loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$5,672	$1,066	$(1,723)	$(13,363)
Less:
Participation rights of the Company Warrants in undistributed net earnings	6	1	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	1	—	—
Basic undistributed net income (loss) attributable to common shares	$5,666	$1,064	$(1,723)	$(13,363)
Denominator:
Basic weighted average shares outstanding	29,306	29,291	29,306	29,274
Effect of dilutive stock options, warrants and restricted stock	—	45	—	—
Diluted weighted average shares outstanding	29,306	29,336	29,306	29,274
Diluted undistributed net income (loss) per share attributable to common shares	$0.19	$0.04	$(0.06)	$(0.46)

9. Income Taxes
For the three months ended June 30, 2017, the Company recorded income tax expense of $7.2 million on income before income taxes of $12.9 million, resulting in an effective tax rate for the three months ended June 30, 2017 of approximately 56.1%. For the three months ended June 30, 2016, the Company recorded income tax expense of $1.2 million on income before income taxes of $2.3 million, resulting in an effective tax rate for the three months ended June 30, 2016 of approximately 54.0%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended June 30, 2017 and 2016 primarily relates to state and local income taxes, and the tax effect of certain statutory non-deductible items.
For the six months ended June 30, 2017, the Company recorded income tax expense of $1.2 million on loss before income taxes of $0.5 million. The primary reason for this was the tax effect of stock option terminations and forfeitures, including those related to the Company’s adoption of the 2017 SIP. On June 30, 2017, an aggregate 963,493 options were canceled representing $3.7 million of stock-based compensation expense for which a deferred tax asset (“DTA”) was previously recorded.  Upon cancellation, the future tax benefit related to the forfeited options was lost resulting in current period expense of $1.5 million.
For the six months ended June 30, 2016, the Company recorded income tax benefit of $7.9 million on loss before income taxes of $21.2 million, resulting in an effective tax rate for the six months ended June 30, 2016 of approximately 37.1%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the six months ended June 30, 2016, primarily relates to state and local income taxes and the tax effect of certain statutory non-deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). As of June 30, 2017, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards which the Company does not believe will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

10. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $26.4 million, as of June 30, 2017, and is expected to be paid in accordance with the agreements through December 2017.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of June 30, 2017, the Company believes that it will meet all such material minimum obligations.

On January 3, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an agreement under which the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.

The Company and Merlin entered into a separate agreement pursuant to which the Company has the right to purchase these two FM radio stations until October 5, 2017 for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million. Conversely, Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten business day period commencing October 6, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and January 3, 2018.

The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the stations are a variable interest entity (“VIE”) for which we are not the primary beneficiary, therefore consolidation is not required.

On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which included charges related to terminated contract costs. As of June 30, 2017, liabilities related to the Exit Plan of $0.2 million were included in accounts payable and accrued expenses and $1.1 million of other liabilities in the unaudited condensed consolidated balance sheet. We do not anticipate any additional meaningful future charges in connection with for the Exit Plan other than those for which the Company has already accrued.
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

In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media, Inc., was not a party) the New York case against Cumulus Media, Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The question of whether public performance rights exist for Pre-1972 recordings under state laws is still being litigated in the Ninth and Eleventh Circuits as a result of cases filed in California and Florida. Cumulus is not a party to those cases,  and the Company is not yet able to determine what effect those proceedings will have, if any, on its financial position, results of operations or cash flows.

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

11. Supplemental Condensed Consolidated Financial Information
At June 30, 2017, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

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

Revision to Prior Period Financial Statements

During the first quarter of 2017, the Company determined that it did not properly classify the investment in consolidated subsidiaries balance residing at the Parent Guarantor as a liability at December 31, 2016. The Company should have presented the investment in consolidated subsidiary balance as a liability as the balance was negative at December 31, 2016. In the following disclosure, a separate line item entitled “Accumulated losses in consolidated subsidiaries” is presented in the Condensed Consolidated Balance Sheet to correct this misclassification. This presentation misclassification was not material to the previously issued financial statements.
In accordance with ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information as of December 31, 2016.
The following tables present (i) unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, (ii) unaudited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, and (iii) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$290,531	$—	$—	$290,531
Operating expenses:
Content costs	—	—	93,289	—	—	93,289
Selling, general and administrative expenses	—	—	119,912	594	—	120,506
Depreciation and amortization	—	301	15,819	—	—	16,120
Local marketing agreement fees	—	—	2,713	—	—	2,713
Corporate expenses (including stock-based compensation expense of $530)	—	10,473	—	—	—	10,473
Loss on sale of assets or stations	—	—	104	—	—	104
Total operating expenses	—	10,774	231,837	594	—	243,205
Operating (loss) income	—	(10,774)	58,694	(594)	—	47,326
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(32,098)	35	(62)	—	(34,309)
Other expense, net	—	—	(111)	—	—	(111)
Total non-operating expense, net	(2,184)	(32,098)	(76)	(62)	—	(34,420)
(Loss) income before income taxes	(2,184)	(42,872)	58,618	(656)	—	12,906
Income tax (expense) benefit	(2,740)	(55,188)	51,297	(603)	—	(7,234)
Earnings (loss) from consolidated subsidiaries	10,596	108,656	(1,259)	—	(117,993)	—
Net income (loss)	$5,672	$10,596	$108,656	$(1,259)	$(117,993)	$5,672

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$554,561	$—	$—	$554,561
Operating expenses:
Content costs	—	—	195,069	—	—	195,069
Selling, general and administrative expenses	—	—	233,707	1,189	—	234,896
Depreciation and amortization	—	604	31,798	—	—	32,402
Local marketing agreement fees	—	—	5,420	—	—	5,420
Corporate expenses (including stock-based compensation expense of $1,068)	—	21,428	—	—	—	21,428
Gain on sale of assets or stations	—	—	(2,502)	—	—	(2,502)
Total operating expenses	—	22,032	463,492	1,189	—	486,713
Operating (loss) income	—	(22,032)	91,069	(1,189)	—	67,848
Non-operating (expense) income:
Interest (expense) income, net	(4,355)	(63,943)	72	(109)	—	(68,335)
Other expense, net	—	—	(28)	—	—	(28)
Total non-operating (expense) income, net	(4,355)	(63,943)	44	(109)	—	(68,363)
(Loss) income before income taxes	(4,355)	(85,975)	91,113	(1,298)	—	(515)
Income tax (expense) benefit	(1,742)	(35,392)	36,445	(519)		(1,208)
Earnings (loss) from consolidated subsidiaries	4,374	125,741	(1,817)	—	(128,298)	—
Net (loss) income	$(1,723)	$4,374	$125,741	$(1,817)	$(128,298)	$(1,723)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$287,028	$—	$—	$287,193
Operating expenses:
Content costs	—	—	97,133	—	—	97,133
Selling, general and administrative expenses	—	—	117,324	536	—	117,860
Depreciation and amortization	—	414	22,555	—	—	22,969
Local marketing agreement fees	—	—	2,482	—	—	2,482
Corporate expenses (including stock-based compensation expense of $790)	—	11,414	—	—	—	11,414
Gain on sale of assets or stations	—	—	(3,146)	—	—	(3,146)
Impairment on intangible assets and goodwill	—	—	1,816	—	—	1,816
Total operating expenses	—	11,828	238,164	536	—	250,528
Operating (loss) income	—	(11,663)	48,864	(536)	—	36,665
Non-operating (expense) income:
Interest (expense) income, net	(2,178)	(32,261)	140	(47)	—	(34,346)
Other expense, net	—	—	(4)	—	—	(4)
Total non-operating (expense) income, net	(2,178)	(32,261)	136	(47)	—	(34,350)
(Loss) income before income taxes	(2,178)	(43,924)	49,000	(583)	—	2,315
Income tax benefit (expense)	815	16,060	(18,342)	218	—	(1,249)
Earnings (loss) from consolidated subsidiaries	2,429	30,293	(365)	—	(32,357)	—
Net income (loss)	$1,066	$2,429	$30,293	$(365)	$(32,357)	$1,066

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$555,558	$—	$—	$555,723
Operating expenses:
Content costs	—	—	197,178	—	—	197,178
Selling, general and administrative expenses	—	—	234,013	1,074	—	235,087
Depreciation and amortization	—	818	45,248	—	—	46,066
Local marketing agreement fees	—	—	7,870	—	—	7,870
Corporate expenses (including stock-based compensation expense of $1,668)	—	24,068	—	—	—	24,068
Gain on sale of assets or stations	—	—	(3,141)	—	—	(3,141)
Impairment on intangible assets and goodwill	—	—	1,816	—	—	1,816
Total operating expenses	—	24,886	482,984	1,074	—	508,944
Operating (loss) income	—	(24,721)	72,574	(1,074)	—	46,779
Non-operating (expense) income:
Interest (expense) income, net	(4,355)	(64,517)	225	(95)	—	(68,742)
Other income, net	—	—	716	—	—	716
Total non-operating (expense) income, net	(4,355)	(64,517)	941	(95)	—	(68,026)
(Loss) income before income taxes	(4,355)	(89,238)	73,515	(1,169)	—	(21,247)
Income tax benefit (expense)	1,742	35,080	(29,406)	468	—	7,884
(Loss) earnings from consolidated subsidiaries	(10,750)	43,408	(701)	—	(31,957)	—
Net (loss) income	$(13,363)	$(10,750)	$43,408	$(701)	$(31,957)	$(13,363)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2017
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$141,195	$—	$—	$—	$141,195
Restricted cash	—	7,822	—	—	—	7,822
Accounts receivable, less allowance for doubtful accounts of $4,217	—	—	—	226,514	—	226,514
Trade receivable	—	—	5,059	—	—	5,059
Asset held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	27,447	17,100	—	—	44,547
Total current assets	—	176,464	52,309	226,514	—	455,287
Property and equipment, net	—	9,295	147,873	—	—	157,168
Broadcast licenses	—	—	—	1,539,793	—	1,539,793
Other intangible assets, net	—	—	98,316	—	—	98,316
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,418,960	1,002,830	—	(4,421,790)	—
Intercompany receivables	—	107,946	1,931,684	—	(2,039,630)	—
Other assets	—	18,566	148,016	349	(148,281)	18,650
Total assets	$—	$3,731,231	$3,516,242	$1,766,656	$(6,609,701)	$2,404,428
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$—	$18,107	$67,059	$—	$—	$85,166
Trade payable	—	—	4,217	—	—	4,217
Total current liabilities	—	18,107	71,276	—	—	89,383
Long-term debt, excluding 7.75% Senior Notes, net of debt issuance cost/discounts of $26,053	—	1,784,213	—	—	—	1,784,213
7.75% Senior Notes, net of debt issuance costs of $4,969	—	605,031	—	—	—	605,031
Other liabilities	—	2,932	26,006	—	—	28,938
Intercompany payables	107,597	1,705,170	—	226,863	(2,039,630)	—
Accumulated losses in consolidated subsidiaries	384,222	—	—	—	(384,222)	—
Deferred income taxes				536,963	(148,281)	388,682
Total liabilities	491,819	4,115,453	97,282	763,826	(2,572,133)	2,896,247
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,625,883	275,020	4,135,284	1,982,709	(6,393,013)	1,625,883
Accumulated (deficit) equity	(1,888,713)	(659,242)	(716,324)	(979,879)	2,355,445	(1,888,713)
Total stockholders’ (deficit) equity	(491,819)	(384,222)	3,418,960	1,002,830	(4,037,568)	(491,819)
Total liabilities and stockholders’ (deficit) equity	$—	$3,731,231	$3,516,242	$1,766,656	$(6,609,701)	$2,404,428

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2016
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$131,259	$—	$—	$—	$131,259
Restricted cash	—	8,025	—	—	—	8,025
Accounts receivable, less allowance for doubtful accounts of $4,691	—	—	—	231,585	—	231,585
Trade receivable	—	—	4,985	—	—	4,985
Asset held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	17,321	16,602	—	—	33,923
Total current assets	—	156,605	51,737	231,585	—	439,927
Property and equipment, net	—	4,431	157,632	—	—	162,063
Broadcast licenses	—	—	—	1,540,183	—	1,540,183
Other intangible assets, net	—	—	116,499	—	—	116,499
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,348,992	1,012,947	—	(4,361,939)	—
Intercompany receivables	—	103,593	1,848,263	—	(1,951,856)	—
Other assets	—	21,631	135,996	364	(139,186)	18,805
Total assets	$—	$3,635,252	$3,458,288	$1,772,132	$(6,452,981)	$2,412,691
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$19,994	$76,247	$—	$—	$96,241
Trade payable	—	—	4,550	—	—	4,550
Total current liabilities	—	19,994	80,797	—	—	100,791
Long-term debt, excluding 7.75% Senior Notes, net of debt issuance costs/discounts of $29,909	—	1,780,357	—	—	—	1,780,357
7.75% Senior Notes, net of debt issuance costs of $6,200	—	603,800	—	—	—	603,800
Other liabilities	—	2,932	28,499	—	—	31,431
Intercompany payables	103,229	1,616,678	—	231,949	(1,951,856)	—
Accumulated losses in consolidated subsidiaries	388,509	—	—	—	(388,509)	—
Deferred income taxes	—	—	—	527,236	(139,186)	388,050
Total liabilities	491,738	4,023,761	109,296	759,185	(2,479,551)	2,904,429
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,624,815	275,107	4,191,057	1,991,009	(6,457,173)	1,624,815
Accumulated (deficit) equity	(1,887,564)	(663,616)	(842,065)	(978,062)	2,483,743	(1,887,564)
Total stockholders’ (deficit) equity	(491,738)	(388,509)	3,348,992	1,012,947	(3,973,430)	(491,738)
Total liabilities and stockholders’ equity (deficit)	$—	$3,635,252	$3,458,288	$1,772,132	$(6,452,981)	$2,412,691

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(1,723)	$4,374	$125,741	$(1,817)	$(128,298)	$(1,723)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	604	31,798	—	—	32,402
Amortization of debt issuance costs/discounts	—	4,946	—	109	—	5,055
Provision for doubtful accounts	—	—	1,993	—	—	1,993
Gain on sale of assets or stations	—	—	(2,502)	—	—	(2,502)
Deferred income taxes	1,742	35,392	(36,447)	519	—	1,206
Stock-based compensation expense	—	1,068	—	—	—	1,068
(Earnings) loss from consolidated subsidiaries	(4,374)	(125,741)	1,817	—	128,298	—
Changes in assets and liabilities	2,171	140,987	(164,906)	1,189	—	(20,559)
Net cash (used in) provided by operating activities	(2,184)	61,630	(42,506)	—	—	16,940
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	6,090	—	—	6,090
Restricted cash	—	203	—	—	—	203
Capital expenditures	—	(5,468)	(7,735)	—	—	(13,203)
Net cash used in investing activities	—	(5,265)	(1,645)	—	—	(6,910)
Cash flows from financing activities:
Intercompany transactions, net	2,184	(46,335)	44,151	—	—	—
Deferred financing costs	—	(94)	—	—	—	(94)
Net cash provided by (used in) financing activities	2,184	(46,429)	44,151	—	—	(94)
Increase in cash and cash equivalents	—	9,936	—	—	—	9,936
Cash and cash equivalents at beginning of period	—	131,259	—	—	—	131,259
Cash and cash equivalents at end of period	$—	$141,195	$—	$—	$—	$141,195

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(13,363)	$(10,750)	$43,408	$(701)	$(31,957)	$(13,363)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	818	45,248	—	—	46,066
Amortization of debt issuance costs/discount	—	4,765	—	95	—	4,860
Provision for doubtful accounts	—	—	493	—	—	493
Gain on sale of assets or stations	—	—	(3,141)	—	—	(3,141)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Deferred income taxes	(1,742)	(35,080)	29,372	(468)	—	(7,918)
Stock-based compensation expense	—	1,668	—	—	—	1,668
Loss (earnings) from consolidated subsidiaries	10,750	(43,408)	701	—	31,957	—
Changes in assets and liabilities	—	149,483	(156,028)	1,074	—	(5,471)
Net cash (used in) provided by operating activities	(4,355)	67,496	(38,131)	—	—	25,010
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	4,254	—	—	4,254
Restricted cash	—	336	—	—	—	336
Capital expenditures	—	(377)	(11,085)	—	—	(11,462)
Net cash used in investing activities	—	(41)	(6,831)	—	—	(6,872)
Cash flows from financing activities:
Intercompany transactions, net	4,352	(49,314)	44,962	—	—	—
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	4,355	(49,314)	44,962	—	—	3
Increase in cash and cash equivalents	—	18,141	—	—	—	18,141
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$49,798	$—	$—	$—	$49,798

12. Segment Data

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for both of our reportable segments, including programming, finance, legal, human resources and information technology functions.

The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company’s reportable segments. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, segment Adjusted EBITDA, excluding the impact of local marketing agreement fees, is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange or sale of any assets or stations, gain or loss on derivative instruments, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions and restructuring costs and non-cash impairments of assets.

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

The Company’s financial data by segment is presented in the tables below:

	Three Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$208,596	$81,234	$701	$290,531

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$209,964	$76,530	$699	$287,193

	Six Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$382,197	$171,090	$1,274	$554,561

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$386,441	$168,094	$1,188	$555,723

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA by segment
Radio Station Group	$59,870	$59,321	$98,911	$103,041
Westwood One	16,942	12,928	25,911	20,687
Segment Adjusted EBITDA	76,812	72,249	124,822	123,728
Adjustments
Corporate and other	(9,412)	(9,069)	(18,689)	(18,614)
Income tax (expense) benefit	(7,234)	(1,249)	(1,208)	7,884
Non-operating expense, including net interest expense	(34,420)	(34,350)	(68,363)	(68,026)
Local marketing agreement fees	(2,713)	(2,482)	(5,420)	(7,870)
Depreciation and amortization	(16,120)	(22,969)	(32,402)	(46,066)
Stock-based compensation expense	(530)	(790)	(1,068)	(1,668)
(Loss) gain on sale of assets or stations	(104)	3,146	2,502	3,141
Impairment of intangible assets	—	(1,816)	—	(1,816)
Acquisition-related and restructuring costs	(467)	(1,421)	(1,618)	(3,687)
Franchise and state taxes	(140)	(183)	(279)	(369)
Consolidated net income (loss)	$5,672	$1,066	$(1,723)	$(13,363)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.

General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Historical operating results are not necessarily indicative of future operating results, actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors including, but not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our ability to access borrowings under our revolving credit facility, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the fair value of our investments, the timing of, and our ability to complete any acquisitions or dispositions pending from time to time, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, our ability to regain compliance with the listing standards for our Class A common stock to continue to be listed for trading on the NASDAQ stock market ("NASDAQ"), the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and any subsequently filed Forms 10-Q and Forms 8-K. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business and Operating Overview

A leader in the radio broadcasting industry, Cumulus Media combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 447 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.

Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods. Management has taken steps to mitigate these risks and reductions through renewed business generation activities and cost containment initiatives, although we can provide no assurances as to the longer-term success of these efforts. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Further reductions in revenue or profitability could have a material adverse effect on the Company's results of operations or financial condition. From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at that time.

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

The Company's outstanding $610.0 million of 7.75% senior notes due 2019 (the "7.75% Senior Notes") mature on May 1, 2019. Notwithstanding the stated maturity date of the Term Loan, if 91 days prior to the stated maturity date of the Senior Notes the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date will be accelerated to the Springing Maturity Date.

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at June 30, 2017 was 4.5 to 1.0, and that ratio periodically decreases until it reaches 4.0 to 1.0 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of June 30, 2017, our actual leverage ratio exceeded the required ratio.

We are also party to a five-year, $50.0 million revolving accounts receivable securitization facility entered into on December 6, 2013 (the “Securitization Facility”) with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, swing line lender and administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). Pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly-owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017.

At June 30, 2017, our long-term debt consisted of $1.810 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.
On January 3, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into a local marketing agreement. Under this local marketing agreement, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
The Company and Merlin also entered into an agreement pursuant to which the Company has the right to purchase these two FM radio stations until October 5, 2017 for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million. Conversely, Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten business day period commencing October 6, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and January 2, 2018.

We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and has determined, based on our forecasted financial results and financial condition as of June 30, 2017, that cash on hand, cash expected to be generated from operating activities, and cash expected to be available from various financing sources, assuming we continue to not have access to borrowings under our revolving credit facility, will be sufficient to satisfy our anticipated funding needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other obligations for at least the next twelve months from the date on which the financial statements included in Item 1 have been issued. As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, we incurred non-cash impairment charges against intangible assets and goodwill, including charges of $603.1 million for the year ended December 31, 2016. Such non-cash charges reduced our reported operating results in those periods but, as these charges did not require a cash outlay, they had no effect on our liquidity position. As described elsewhere herein, we did not incur any impairment charges during the three or six months ended June 30, 2017. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

In order to service our significant indebtedness we will continue to require substantial cash flows. If we are unable to maintain or derive a level of cash flows from operating and financing activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to seek to dispose of material assets or operations, or seek additional debt or equity capital, although no assurances can be provided that any of these actions could be successful.  In addition, we have in the past been, and continue from time to time to be, engaged in discussions with various stakeholders relating to restructuring or refinancing which transactions could include, among others, the issuance of additional equity securities in satisfaction of all or a portion of our indebtedness, whether through a court-approved restructuring or otherwise.  We cannot provide any assurances of our ability to timely complete any such transactions, or the structure or likelihood of success thereof.

We continually evaluate potential transactions and initiatives related to our capital structure that could reduce future interest requirements and amounts due at the maturity on our debt. For example, we have previously sought and in the future may from time to time seek, to refinance, retire, redeem, or repurchase our outstanding debt at or prior to its stated maturity through cash purchases and/or exchanges for other securities, in open market purchases, tender offers, privately negotiated transactions or otherwise, as well as equity or debt issuances, debt refinancing transactions (including extensions of maturity dates), asset sales, joint ventures, recapitalizations, business combinations and other strategic transactions, any of which may be commenced or suspended at any time. The amounts involved in any such transactions could be material and the specific timing, amount and terms of any such transactions, if any, would depend on prevailing market conditions, our liquidity sources and requirements, the ability and interest of other parties to participate in such transactions, our business and financial performance, contractual and regulatory restrictions and other factors that may be applicable from time to time. There can be no guarantee that any such transactions, discussions or initiatives would ultimately be successful or produce the desired outcome, which could affect us in a material and adverse manner.

As previously disclosed, on March 21, 2017, the Company received a notification from the NASDAQ indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(b)(1) (the "Equity Listing Rule") because the Company's stockholder's equity was below the minimum required amount, and because the Company did not meet the alternative continued listing standards of that Rule.  Separately, on April 5, 2017, the Company received a notification from the NASDAQ indicating that the Company was not in compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule") because the bid price of the Company’s Class A common stock had closed below $1.00 per share for 30 consecutive business days.
The Company continues to be in discussions with NASDAQ relating to the Company's request that NASDAQ grant the Company up to September 17, 2017 to regain compliance with the Equity Listing Rule.  The Company has until October 2, 2017 to regain compliance with the requirements under the Bid Price Rule. If, at any time before that date the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will be deemed to be in compliance with the Bid Price Rule.

We continue to evaluate alternatives to regain compliance with applicable listing rules.  Our inability to maintain the listing of our Class A common stock on the NASDAQ stock market may adversely affect the liquidity and market price of our Class A common stock.

On June 5, 2017, the Company’s board of directors adopted a stockholder rights plan, which is scheduled to expire in June 2018.  Pursuant to the rights plan, the Company declared a dividend of one right for each outstanding share of Class A common stock of the Company, payable to holders of record on June 15, 2017.  The rights will initially trade with the Company’s Class A common stock and will generally become exercisable only if any person (or any persons acting in concert or as a group) acquires a voting or economic position in 4.99% or more of the Company’s outstanding Class A common stock. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of Class A common stock at a 50% discount or the Company may exchange each Right held by such holders for one share of Class A common stock. Under the rights plan, any person that owned more than 4.99% of the Company’s outstanding Class A common stock may continue to own its shares of Class A common stock but may not acquire a voting or economic interest in any additional shares of Class A common stock without triggering the rights plan.
Seasonality and Cyclicality

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

Advertising Revenue and Adjusted EBITDA

Our primary source of revenue is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which also impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by such advertising, as measured principally by various ratings agencies on a periodic basis. We endeavor to provide compelling programming and form connections between our on-air talent and listeners in order to develop strong listener loyalty, and we believe that the diversification of our formats and programs, including non-music formats and proprietary content, helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format.

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

In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $20.3 million and $18.2 million for the six months ended June 30, 2017 and 2016, respectively.

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

Consolidated Adjusted EBITDA and segment Adjusted EBITDA are the financial metrics by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole and each of our reportable segments, respectively. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA, excluding the impact of local marketing agreement fees, is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange or sale of any assets or stations, gain or loss on derivative instruments, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions and restructuring costs and non-cash impairments of assets.

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

Consolidated Results of Operations

Analysis of Consolidated Statement of Operations

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

The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2017	2016	2017	2016
STATEMENT OF OPERATIONS DATA:
Net revenue	$290,531	$287,193	$554,561	$555,723	1.2%	(0.2)%
Content costs	93,289	97,133	195,069	197,178	(4.0)%	(1.1)%
Selling, general and administrative expenses	120,506	117,860	234,896	235,087	2.2%	(0.1)%
Depreciation and amortization	16,120	22,969	32,402	46,066	(29.8)%	(29.7)%
Local marketing agreement fees	2,713	2,482	5,420	7,870	9.3%	(31.1)%
Corporate expenses (including stock-based compensation expense)	10,473	11,414	21,428	24,068	(8.2)%	(11.0)%
Loss (gain) on sale of assets or stations	104	(3,146)	(2,502)	(3,141)	**	20.3%
Impairment of intangible assets and goodwill	—	1,816	—	1,816	**	**
Operating income	47,326	36,665	67,848	46,779	29.1%	45.0%
Interest expense	(34,344)	(34,486)	(68,407)	(68,967)	(0.4)%	(0.8)%
Interest income	35	140	72	225	(75.0)%	(68.0)%
Other (expense) income, net	(111)	(4)	(28)	716	**	**
Income (loss) before income taxes	12,906	2,315	(515)	(21,247)	**	**
Income tax (expense) benefit	(7,234)	(1,249)	(1,208)	7,884	**	**
Net income (loss)	$5,672	$1,066	$(1,723)	$(13,363)	**	**
KEY FINANCIAL METRIC:
Adjusted EBITDA	$67,400	$63,180	$106,133	$105,114	6.7%	1.0%

** Calculation is not meaningful

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net Revenue
Net revenue for the three months ended June 30, 2017 increased $3.3 million, or 1.2%, to $290.5 million, compared to $287.2 million for the three months ended June 30, 2016. The increase resulted primarily from increases of $2.1 million and $1.5 million in digital advertising and broadcast advertising revenue, respectively, partially offset by a decrease of $0.2 million in political advertising. For a discussion of net revenue by segment and comparison between the three months ended June 30, 2017 and the three months ended June 30, 2016, see the discussion under "Segment Results of Operations."

Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended June 30, 2017 decreased by $3.8 million, or 4.0%, to $93.3 million, compared to $97.1 million for the three months ended June 30, 2016. The decrease was primarily driven by $4.0 million of additional expense in the second quarter of 2016 for music licensing fees that primarily related to a one-time correction related to music licensing fees.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets.
Selling, general and administrative expenses for the three months ended June 30, 2017 increased by $2.6 million, or 2.2%, to $120.5 million compared to $117.9 million for the three months ended June 30, 2016. The increase resulted primarily from increases of $1.9 million in trade expense.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2017 decreased $6.8 million, or 29.8%, to $16.1 million, compared to $23.0 million for the three months ended June 30, 2016. This decrease was primarily caused by a decrease in amortization expense of our definite-lived intangible assets, which resulted from the accelerated amortization methodology we apply based on the expected pattern in which the underlying assets' economic benefits are being consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting services and outside legal.
Corporate expenses, including stock-based compensation expense, for the three months ended June 30, 2017 decreased $0.9 million, or 8.2%, to $10.5 million, compared to $11.4 million for the three months ended June 30, 2016. This decrease was primarily driven by a decrease in restructuring costs. In the second quarter of 2016, restructuring costs included costs related to the re-positioning of the print publication of NASH Country Weekly to a digital only medium.
Impairment of Intangible Assets and Goodwill

During the three months ended June 30, 2016, we recorded an impairment charge to our definite-lived intangible assets of $1.8 million related to the re-positioning of the print publication of NASH Country Weekly to a digital only publication. There were no similar impairments for the three months ended June 30, 2017.

Interest Expense
Total interest expense for the three months ended June 30, 2017 decreased $0.1 million, or 0.4%, to $34.3 million compared to $34.5 million for the three months ended June 30, 2016. The majority of the decrease resulted from a reduction in total debt principal balances between the comparative periods.
The following summary details the components of our total interest expense (dollars in thousands):

	Three Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	19,526	19,756	(230)	(1.2)%
Other, including debt issue cost amortization	2,999	2,911	88	3.0%
Interest expense	$34,344	$34,486	$(142)	(0.4)%
Income Taxes
For the three months ended June 30, 2017, the Company recorded income tax expense of $7.2 million on income before income taxes of $12.9 million, resulting in an effective tax rate for the three months ended June 30, 2017 of approximately 56.1%. For the three months ended June 30, 2016, the Company recorded income tax expense of $1.2 million on income before income taxes of $2.3 million, resulting in an effective income tax rate for the three months ended June 30, 2016 of approximately 54.0%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended June 30, 2017 and 2016 primarily relates to state and local income taxes, and the tax effect of certain statutory non-deductible items.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2017 increased $4.2 million to $67.4 million from $63.2 million for the three months ended June 30, 2016.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		% Change Three Months Ended
	2017	2016
GAAP net income	$5,672	$1,066	**
Income tax expense	7,234	1,249	**
Non-operating expenses, net - including interest expense	34,420	34,350	0.2%
Local marketing agreement fees	2,713	2,482	9.3%
Depreciation and amortization	16,120	22,969	(29.8)%
Stock-based compensation expense	530	790	(32.9)%
Loss (gain) on sale of assets or stations	104	(3,146)	**
Impairment of intangible assets and goodwill	—	1,816	**
Acquisition-related and restructuring costs	467	1,421	(67.1)%
Franchise and state taxes	140	183	(23.5)%
Adjusted EBITDA	$67,400	$63,180	6.7%

** Calculation is not meaningful

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net revenue for the six months ended June 30, 2017 decreased $1.2 million, or 0.2%, to $554.6 million, compared to $555.7 million for the six months ended June 30, 2016. The decrease resulted from decreases of $2.8 million and $1.2 million, in political advertising and license fees and other revenue, respectively, partially offset by increases of $2.1 million and $0.8 million in digital and broadcast advertising revenue, respectively. For a discussion of net revenue by segment and comparison between the six months ended June 30, 2017 and the six months ended June 30, 2016, see "Segment Results of Operations."
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the six months ended June 30, 2017 decreased by $2.1 million, or 1.1%, to $195.1 million, compared to $197.2 million for the six months ended June 30, 2016. Content costs decreased primarily as a result of $3.2 million of additional expense for a one-time correction related to music licensing fees in the six month period ended June 30, 2016. This decrease was partially offset by increased costs associated with a new music performance rights organization, Global Music Rights.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets.
Selling, general and administrative expenses for the six months ended June 30, 2017 remained relatively flat, decreasing by $0.2 million, to $234.9 million compared to $235.1 million for the six months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2017 decreased $13.7 million, or 29.7% to $32.4 million, compared to $46.1 million for the six months ended June 30, 2016. This decrease was primarily caused by a decrease in amortization expense of our definite-lived intangible assets, which resulted from the accelerated amortization methodology we apply to these assets that is based on the expected pattern in which the underlying assets' economic benefits are being consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting services and outside legal.
Corporate expenses, including stock-based compensation expense, for the six months ended June 30, 2017 decreased $2.6 million or 11.0%, to 21.4 million, compared to 24.1 million for the six months ended June 30, 2016. This decrease was caused by decreases in stock-based compensation expense, restructuring costs and professional services.
Impairment of Intangible Assets and Goodwill

During the six months ended June 30, 2016, we recorded an impairment charge to our definite-lived intangible assets of $1.8 million related to the re-positioning of the print publication of NASH Country Weekly to a digital only publication. There were no similar impairments for the six months ended June 30, 2017.

Gain on Sale of Assets or Stations
During the six months ended June 30, 2017, we recorded a gain of $2.5 million primarily related to the sale of land in our Salt Lake City, Utah market.
Interest Expense
Total interest expense for the six months ended June 30, 2017 decreased $0.6 million, or 0.8% to $68.4 million compared to $69.0 million for the six months ended June 30, 2016. The majority of the decrease resulted from a reduction in total debt principal balances between the comparative periods.

The following summary details the components of our total interest expense (dollars in thousands):

	Six Months Ended June 30,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$23,637	$23,638	$(1)	—%
Bank borrowings – term loans and revolving credit facilities	38,760	39,512	(752)	(1.9)%
Other, including debt issue cost amortization	6,010	5,817	193	3.3%
Interest expense	$68,407	$68,967	$(560)	(0.8)%
Income Taxes
For the six months ended June 30, 2017, the Company recorded income tax expense of $1.2 million on loss before income taxes of $0.5 million. For the six months ended June 30, 2016, the Company recorded income tax benefit of $7.9 million on loss before income taxes of $21.2 million, resulting in an effective tax rate for the six months ended June 30, 2016 of approximately 37.1%.
The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2017 primarily relates to the tax effect of stock option terminations and forfeitures, including those related to the Company’s adoption of the 2017 SIP. On June 30, 2017, an aggregate 963,493 options were canceled representing $3.7 million of stock-based compensation expense for which a deferred tax asset (“DTA”) was previously recorded.  Upon cancellation, the future tax benefit related to the forfeited options was lost resulting in current period expense of $1.5 million. For the six months ended June 30, 2016, the difference between the effective tax rate and the federal statutory rate of 35%, primarily relates to state and local income taxes and the tax effect of certain statutory non-deductible items.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2017 increased $1.0 million to $106.1 million from $105.1 million for the six months ended June 30, 2016.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, as presented in the accompanying unaudited consolidated statements of operations (dollars in thousands):

	Six Months Ended June 30,		% Change Six Months Ended
	2017	2016
GAAP net loss	$(1,723)	$(13,363)	**
Income tax expense (benefit)	1,208	(7,884)	**
Non-operating expenses, net - including interest expense	68,363	68,026	0.5%
Local marketing agreement fees	5,420	7,870	(31.1)%
Depreciation and amortization	32,402	46,066	(29.7)%
Stock-based compensation expense	1,068	1,668	(36.0)%
Gain on sale of assets or stations	(2,502)	(3,141)	20.3%
Impairment of intangible assets and goodwill	—	1,816	**
Acquisition-related and restructuring costs	1,618	3,687	(56.1)%
Franchise and state taxes	279	369	(24.4)%
Adjusted EBITDA	$106,133	$105,114	1.0%

** Calculation is not meaningful

Segment Results of Operations

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for both of our reportable segments, including programming, finance, legal, human resources and information technology functions.
As described above, the Company presents Adjusted EBITDA as the financial metric utilized by management to analyze the performance of each of our reportable segments. The reconciliation of segment Adjusted EBITDA to net loss is presented in Note 12, "Segment Data" of the notes to the condensed consolidated financial statements.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$208,596	$81,234	$701	$290,531
% of total revenue	71.8%	28.0%	0.2%	100.0%
$ change from three months ended June 30, 2016	$(1,368)	$4,704	$2	$3,338
% change from three months ended June 30, 2016	(0.7)%	6.1%	0.3%	1.2%

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$209,964	$76,530	$699	$287,193
% of total revenue	73.1%	26.7%	0.2%	100.0%
Net revenue for the three months ended June 30, 2017 increased $3.3 million, or 1.2%, to $290.5 million, compared to $287.2 million for the three months ended June 30, 2016. The increase resulted from an increase of $4.7 million at Westwood One, partially offset by a decrease of $1.4 million at the Radio Station Group, while Corporate and Other was flat in comparison to the 2016 period. The increase at Westwood One was primarily caused by an increase in network advertising sales, partially offset by decreases in other revenues. The decrease at the Radio Station Group was a result of a decline of local advertising and political revenue, partially offset by an increase in digital revenue.

	Three Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$59,870	$16,942	$(9,412)	$67,400
$ change from three months ended June, 2016	$549	$4,014	$(343)	$4,220
% change from three months ended June 30, 2016	0.9%	31.0%	(3.8)%	6.7%

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$59,321	$12,928	$(9,069)	$63,180

Adjusted EBITDA for the three months ended June 30, 2017 increased $4.2 million, or 6.7%, to $67.4 million from $63.2 million for the three months ended June 30, 2016. Adjusted EBITDA increased $4.0 million at Westwood One and $0.5 million at the Radio Station Group, partially offset by a decrease of $0.3 million within Corporate and Other. The increase in Adjusted EBITDA at Westwood One was primarily caused by a $4.7 million increase in revenue, partially offset by increases in expenses related to the higher revenue. The increase in Adjusted EBITDA at the Radio Station Group was caused by a decrease in expenses of $1.9 million which included a $4.0 million decrease in content costs primarily related to a one-time correction to music licenses fees in the second quarter of 2016, partially offset by a $1.4 million decrease in revenue.

	Six Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$382,197	$171,090	$1,274	$554,561
% of total revenue	68.9%	30.9%	0.2%	100.0%
$ change from six months ended June 30, 2016	$(4,244)	$2,996	$86	$(1,162)
% change from six months ended June 30, 2016	(1.1)%	1.8%	7.2%	(0.2)%

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$386,441	$168,094	$1,188	$555,723
% of total revenue	69.5%	30.2%	0.3%	100.0%
Net revenue for the six months ended June 30, 2017 decreased $1.2 million or 0.2%, to $554.6 million, compared to $555.7 million for the six months ended June 30, 2016. The decrease was a result of a $4.2 million revenue decline at the Radio Station Group, partially offset by a $3.0 million revenue increase at Westwood One, and a $0.1 million revenue increase in Corporate and Other revenue. Declines in political revenue and local advertising revenue were partially offset by an increase in digital revenue at the Radio Station Group. The increase at Westwood One was primarily caused by an increase in network advertising sales, partially offset by decreases in other revenues.

	Six Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$98,911	$25,911	$(18,689)	$106,133
$ change from six months ended June 30, 2016	$(4,130)	$5,224	$(75)	$1,019
% change from six months ended June 30, 2016	(4.0)%	25.3%	(0.4)%	1.0%

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$103,041	$20,687	$(18,614)	$105,114
Adjusted EBITDA for the six months ended June 30, 2017 increased $1.0 million, or 1.0%, to $106.1 million from $105.1 million for the six months ended June 30, 2016. Adjusted EBITDA at Westwood One increased by $5.2 million, partially offset by decreases of $4.1 million at the Radio Station Group and $0.1 million at Corporate and Other. Adjusted EBITDA at Westwood One increased as a result of $3.0 million of increased revenues and $2.2 million of decreased expenses. Adjusted EBITDA at Radio Station Group decreased by $4.1 million as a result of a decline in local advertising and cyclical political revenue, partially offset by an increase in digital revenue.

The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA, for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$46,803	$10,976	$(52,107)	$5,672
Income tax expense	—	—	7,234	7,234
Non-operating (income) expense, including net interest expense	(1)	133	34,288	34,420
Local marketing agreement fees	2,713	—	—	2,713
Depreciation and amortization	10,251	5,449	420	16,120
Stock-based compensation expense	—	—	530	530
Loss on sale of assets or stations	104	—	—	104
Acquisition-related and restructuring costs	—	384	83	467
Franchise and state taxes	—	—	140	140
Adjusted EBITDA	$59,870	$16,942	$(9,412)	$67,400

	Three Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$46,405	$887	$(46,226)	$1,066
Income tax expense	—	—	1,249	1,249
Non-operating expense, including net interest expense	17	63	34,270	34,350
Local marketing agreement fees	2,482	—	—	2,482
Depreciation and amortization	13,538	8,894	537	22,969
Stock-based compensation expense	—	—	790	790
Gain on sale of assets or stations	(3,121)	—	(25)	(3,146)
Impairment of intangible assets	—	1,816	—	1,816
Acquisition-related and restructuring costs	—	1,268	153	1,421
Franchise and state taxes	—	—	183	183
Adjusted EBITDA	$59,321	$12,928	$(9,069)	$63,180

	Six Months Ended June 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$75,341	$13,241	$(90,305)	$(1,723)
Income tax expense	—	—	1,208	1,208
Non-operating (income) expense, including net interest expense	(3)	275	68,091	68,363
Local marketing agreement fees	5,420	—	—	5,420
Depreciation and amortization	20,655	10,903	844	32,402
Stock-based compensation expense	—	—	1,068	1,068
Gain on sale of assets or stations	(2,502)	—	—	(2,502)
Acquisition-related and restructuring costs	—	1,492	126	1,618
Franchise and state taxes	—	—	279	279
Adjusted EBITDA	$98,911	$25,911	$(18,689)	$106,133

	Six Months Ended June 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$71,144	$(1,998)	$(82,509)	$(13,363)
Income tax benefit	—	—	(7,884)	(7,884)
Non-operating expense, including net interest expense	16	166	67,844	68,026
Local marketing agreement fees	7,870	—	—	7,870
Depreciation and amortization	27,127	17,876	1,063	46,066
Stock-based compensation expense	—	—	1,668	1,668
Gain on sale of assets or stations	(3,116)	—	(25)	(3,141)
Impairment of intangible assets	—	1,816	—	1,816
Acquisition-related and restructuring costs	—	2,827	860	3,687
Franchise and state taxes	—	—	369	369
Adjusted EBITDA	$103,041	$20,687	$(18,614)	$105,114

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	16,940	25,010
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, net cash provided by operating activities decreased $8.1 million. The decrease was primarily driven by decreases related to the timing of our cash collections and payments of prepaid expenses, such as restructuring costs, partially offset by an increase in net income.

Cash Flows Used in Investing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash used in investing activities	(6,910)	(6,872)
Cash flows used in investing activities remained relatively flat for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. For the six months ended June 30, 2017 capital expenditures totaled $13.2 million primarily related to expenditures on equipment for transmission, facilities, studios, vehicles and other routine expenditures and were offset partially by approximately $6.0 million of proceeds from the sale of land in our Salt Lake City, Utah market. Capital expenditures for the six months ended June 30, 2016 totaled $11.5 million primarily related to expenditures on equipment for transmission, facilities, studios and other routine expenditures and were offset partially by proceeds from the sales of certain assets and stations of $4.3 million.
Cash Flows (Used in) Provided by Financing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash (used in) provided by financing activities	(94)	3
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, net cash (used in) provided by financing activities remained relatively flat.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2015, we were named as a defendant in two separate putative class action lawsuits relating to our use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media, Inc., was not a party) the New York case against Cumulus Media, Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The question of whether public performance rights exist for Pre-1972 recordings under state laws is still being litigated in the Ninth and Eleventh Circuits as a result of cases filed in California and Florida. Cumulus is not a party to those cases,  and the Company is not yet able to determine what effect those proceedings will have, if any, on its financial position, results of operations or cash flows.

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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, for information regarding known material risks that could affect our results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2017, we did not repurchase any shares of our Class A common stock.

Item 6. Exhibits

3.1	Second Amended and Restated By-laws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 2, 2017).

3.2
Certificate of Designations of Series R Preferred Stock of Cumulus Media Inc., as filed with the Secretary of State of the State of Delaware on June 5, 2017 (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017).

4.1
Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017).

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

CUMULUS MEDIA INC.

Date: August 14, 2017	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

3.1	Second Amended and Restated By-laws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 2, 2017).

3.2
Certificate of Designations of Series R Preferred Stock of Cumulus Media Inc., as filed with the Secretary of State of the State of Delaware on June 5, 2017 (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017).

4.1
Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017).

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