Form 10-Q
period 2017-09-30
CUMULUS MEDIA INC
filed 2017-11-09
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2017, the registrant had 29,306,374 outstanding shares of common stock consisting of: (i) 29,225,765 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$69,431	$131,259
Restricted cash	7,680	8,025
Accounts receivable, less allowance for doubtful accounts of $5,922 and $4,691 at September 30, 2017 and December 31, 2016, respectively	231,630	231,585
Trade receivable	4,679	4,985
Assets held for sale	30,150	30,150
Prepaid expenses and other current assets	58,140	33,923
Total current assets	401,710	439,927
Property and equipment, net	157,507	162,063
Broadcast licenses	1,539,718	1,540,183
Other intangible assets, net	90,369	116,499
Goodwill	135,214	135,214
Other assets	17,856	18,805
Total assets	$2,342,374	$2,412,691
Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$96,526	$96,241
Trade payable	3,640	4,550
Total current liabilities	100,166	100,791
Term loan, net of debt issuance costs/discounts of $23,054 and $29,909 at September 30, 2017 and December 31, 2016, respectively	1,705,560	1,780,357
7.75% senior notes, net of debt issuance costs of $4,335 and $6,200 at September 30, 2017 and December 31, 2016, respectively	605,665	603,800
Other liabilities	27,235	31,431
Deferred income taxes	393,939	388,050
Total liabilities	2,832,565	2,904,429
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued, and 29,225,765 shares outstanding, at both September 30, 2017 and December 31, 2016	320	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at both September 30, 2017 and December 31, 2016	1	1
Treasury stock, at cost, 2,806,187 shares at both September 30, 2017 and December 31, 2016	(229,310)	(229,310)
Additional paid-in-capital	1,626,237	1,624,815
Accumulated deficit	(1,887,439)	(1,887,564)
Total stockholders’ deficit	(490,191)	(491,738)
Total liabilities and stockholders’ deficit	$2,342,374	$2,412,691
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$287,240	$286,136	$841,801	$841,859
Operating expenses:
Content costs	96,321	115,348	291,390	312,526
Selling, general and administrative expenses	119,293	117,387	354,189	352,474
Depreciation and amortization	15,208	21,957	47,610	68,023
Local marketing agreement fees	2,717	2,481	8,137	10,351
Corporate expenses (including stock-based compensation expense of $354, $735, $1,422 and $2,403, respectively)	10,853	9,960	32,281	34,028
Gain on sale of assets or stations	(83)	(94,014)	(2,585)	(97,155)
Impairment of intangible assets	—	—	—	1,816
Total operating expenses	244,309	173,119	731,022	682,063
Operating income	42,931	113,017	110,779	159,796
Non-operating expense:
Interest expense	(35,335)	(34,929)	(103,742)	(103,896)
Interest income	34	139	106	364
Loss on early extinguishment of debt	(1,063)	—	(1,063)	—
Other (expense) income, net	(36)	882	(64)	1,598
Total non-operating expense, net	(36,400)	(33,908)	(104,763)	(101,934)
Income before income taxes	6,531	79,109	6,016	57,862
Income tax expense	(5,257)	(32,788)	(6,465)	(24,904)
Net income (loss)	$1,274	$46,321	$(449)	$32,958
Basic and diluted earnings (loss) per common share (see Note 8, “Earnings (Loss) Per Share”):
Basic: Earnings (loss) per share	$0.04	$1.58	$(0.02)	$1.12
Diluted: Earnings (loss) per share	$0.04	$1.58	$(0.02)	$1.12
Weighted average basic common shares outstanding	29,306,374	29,275,111	29,306,374	29,268,885
Weighted average diluted common shares outstanding	29,306,374	29,275,111	29,306,374	29,268,885
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(449)	$32,958
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,610	68,023
Amortization of debt issuance costs/discounts	7,661	7,325
Provision for doubtful accounts	4,770	1,188
Gain on sale of assets or stations	(2,585)	(97,155)
Loss on early extinguishment of debt	1,063	—
Impairment of intangible assets and goodwill	—	1,816
Deferred income taxes	6,463	25,086
Stock-based compensation expense	1,422	2,403
Changes in assets and liabilities:
Accounts receivable	(4,815)	21,817
Trade receivable	306	(813)
Prepaid expenses and other current assets	(23,536)	(9,169)
Other assets	1,036	(8,444)
Accounts payable and accrued expenses	285	(5,643)
Trade payable	(910)	383
Other liabilities	(4,196)	(7,496)
Net cash provided by operating activities	34,125	32,279
Cash flows from investing activities:
Restricted cash	345	3,431
Proceeds from sale of assets or stations	6,090	106,935
Capital expenditures	(20,645)	(16,704)
Net cash (used in) provided by investing activities	(14,210)	93,662
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(81,652)	—
Deferred financing costs	(91)	—
Proceeds from exercise of warrants	—	3
Net cash (used in) provided by financing activities	(81,743)	3
(Decrease) increase in cash and cash equivalents	(61,828)	125,944
Cash and cash equivalents at beginning of period	131,259	31,657
Cash and cash equivalents at end of period	$69,431	$157,601
Supplemental disclosures of cash flow information:
Interest paid	$82,844	$83,122
Income taxes paid	3,444	3,814
Supplemental disclosures of non-cash flow information:
Trade revenue	$28,926	$26,493
Trade expense	27,847	25,593
Transfer of deposit from escrow - Los Angeles land and building sale	—	6,000

See accompanying notes to the unaudited condensed consolidated financial statements.

1. Description of Business, Interim Financial Data and Basis of Presentation:
Description of Business
Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “Cumulus,” “Cumulus Media,” or the “Company”) is a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media (NASDAQ:CMLS) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 446 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events. For more information, visit www.cumulus.com.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. The December 31, 2016 condensed balance sheet data was derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the Company's results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and nine months ended September 30, 2017, the cash flows for the nine months ended September 30, 2017 and the Company’s financial condition as of September 30, 2017, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2017.
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

Comprehensive Income

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity (deficit). During the three and nine months ended September 30, 2017 and 2016, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income does not differ from reported net income (loss).

Liquidity and Going Concern Considerations

In accordance with the requirements of Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), or Accounting Standards Codification ("ASC") 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Quarterly Report on Form 10-Q.

As of September 30, 2017, the Company had $69.4 million of cash and cash equivalents and $50.0 million of availability under its Securitization Facility (defined below). The Company has generated positive cash flows from operating activities of $34.1 million and $32.3 million for the nine months ended September 30, 2017 and 2016, respectively. The Company expects it will continue to generate positive cash flows from operating activities in the fourth quarter of 2017 and full year 2018. Although the servicing of the Company’s debt obligations requires a substantial amount of the cash generated, the Company anticipates that its current capital resources will enable it to meet its anticipated debt service obligations, operational expenses and capital expenditures through at least the third quarter of calendar year 2018, assuming that the Company’s lenders and other creditors do not accelerate any amounts due to them, as described in more detail below.

As of September 30, 2017, the Company had a $1.729 billion term loan under its Credit Agreement (defined below) and $610.0 million of 7.75% Senior Notes (defined below) outstanding. Amounts outstanding under the term loan mature on December 23, 2020 and the 7.75% Senior Notes mature on May 1, 2019. Notwithstanding these maturity dates, and as disclosed further in Note 4, the Credit Agreement includes a springing maturity provision that provides that if on January 30, 2019 the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the maturity date of the term loan will be accelerated to January 30, 2019. If the Company is unable to refinance or extend its term loan or the 7.75% Senior Notes, or take other steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.

As discussed further in Note 13, on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the scheduled interest payment on the 7.75% Senior Notes on November 1, 2017 of approximately $23.6 million and thus enter into the applicable 30-day grace period under the terms of the indenture governing such notes (the “Indenture”). This nonpayment constitutes a “default” under the terms of the Indenture, which matures into an “Event of Default” (as defined in the Indenture) if such “default” is not cured or waived before the expiration of the 30-day grace period on December 1, 2017. Upon the occurrence of an Event of Default, the trustee under the Indenture, or the holders of a specified percentage of 7.75% Senior Notes, may declare all outstanding amounts immediately due and payable. Such an Event of Default would also constitute an event of default under the Credit Agreement, which would permit the lenders thereunder to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

As previously disclosed, the Company, with the assistance of outside advisors, is in private discussions with its lenders and the holders of its 7.75%Senior Notes to proactively restructure its balance sheet and reduce its debt. Such restructuring or refinancing transactions could include the issuance of additional equity securities in satisfaction of a portion of our indebtedness outside of the protections of Chapter 11 of the U.S. Bankruptcy Code. We cannot provide any assurances of our ability to timely complete any such transactions, or the structure or likelihood of success thereof. If the Company is unsuccessful in restructuring or refinancing its indebtedness outside the court-approved process, it could seek to effectuate a restructuring under the protection of Chapter 11 of the U.S. Bankruptcy Code.

Based on the significance of the Company's debt balance and the potential that the Company could seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, the Company determined that, as a result of these two factors and as required by the accounting guidance cited above, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Quarterly Report on Form 10-Q.

Notwithstanding the aforementioned, the accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.

Out of Period Adjustment

In connection with the preparation of certain prior period unaudited condensed consolidated financial statements, the Company recorded a correction of an immaterial misstatement that occurred in periods prior thereto, which resulted in an increase in content costs of $3.6 million in the second quarter of 2016. The correction related to the Radio Station Group segment only and was not material to the prior year quarterly or annual results.
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. The identified asset has been classified as held for sale in the accompanying unaudited condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. The estimated fair value of the land to be disposed of is in excess of its carrying value.
Adoption of New Accounting Standards
ASU 2016-09 - Compensation - Stock Compensation ("ASU 2016-09"). In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, which provides guidance for employee stock-based payments. This update removes the requirement that reporting entities present tax benefits as excess cash flows from financing activities and cash flows from operating activities. As a result of this amendment, cash flows related to excess tax benefits will be classified only in operating activities. The Company adopted ASU 2016-09 effective January 1, 2017. As a result of adoption, in the first quarter of 2017, the Company recorded an adjustment to accumulated deficit of approximately $0.6 million to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized in additional paid in capital. The Company is continuing its practice of estimating forfeitures and recording cash paid for withholding taxes as a financing activity.
ASU 2017-04 - Intangibles - Goodwill and Other ("ASU 2017-04"). In January 2017, the FASB issued ASU 2017-04 to simplify the accounting for goodwill impairment. The update eliminates the requirement to perform Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Upon effectiveness of this update, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains substantially unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The new standard is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2019, with early adoption permitted. The impact on the Company's financial statements of it not being required to perform Step 2 to measure the amount of any potential goodwill impairment will depend on various factors determined by the Company's annual impairment test which will be performed on December 31, 2017. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted ASU 2017-04 effective January 1, 2017.
Recent Accounting Standards Updates
ASU 2014-09 and related updates - Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-

specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14 - Deferral of the Effective Date ("ASU 2015-14"), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 - Principal versus Agent Considerations ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Identifying Performance Obligations and Licensing ("ASU 2016-10") which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12") which provides clarifying guidance in certain narrow areas such as an assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds certain practical expedients. In December 2016, the FASB issued ASU 2016-20 - Technical Corrections and Improvements ("ASU 2016-20") which provides technical corrections and improvements to Topic 606. In March 2017, the FASB issued ASU 2017-05 - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of non-financial assets, including partial sales of real estate. In May 2017, the FASB issued ASU 2017-10 - Determining the Customer of the Operation Services ("ASU 2017-10") which clarifies the diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of ASC 853, Service Concession Arrangements by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments also allow for a more consistent application of other aspects of the revenue guidance, which are affected by this customer determination. The amendments in ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-10 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying such updates at the date of initial application.
The Company plans to adopt the new standard using a modified retrospective approach effective January 1, 2018.

The Company created a revenue recognition implementation team to oversee the planning, testing and implementation of ASC 606. The responsibilities of this team include developing an appropriate testing methodology, performing the testing of contracts and evaluating the impact of the new revenue recognition standard on the Company's financial statements. The revenue recognition implementation team meets on a regular basis and have created a detailed timetable to ensure the Company is on pace for the required 2018 adoption. The initial scoping procedures have been completed and material revenue streams have been identified.

The Company continues to assess the potential impacts of the new standard, including in the areas described above, and anticipates adoption of this standard could have a material impact on its consolidated financial statements; however, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on its financial statements at this time.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, the FASB issued ASU 2016-01 which enhances the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is not permitted, except for certain amendments within the ASU. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-02 - Leases ("ASU 2016-02"). In February 2016, the FASB issued ASU 2016-02 which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. A modified retrospective transition method is required, with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). In August 2016, the FASB issued ASU 2016-15 which provides guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-16 - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). In October 2016, the FASB issued ASU 2016-16 which provides guidance for the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions. ASU 2016-16 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2016-18 - Restricted Cash ("ASU 2016-18"). In November 2016, the FASB issued ASU 2016-18 which provides guidance for the accounting for the disclosure of restricted cash on the Statement of Cash Flows. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures. As of September 30, 2017 and December 31, 2016, the Company had approximately $7.7 million and $8.0 million in restricted cash, respectively, on its consolidated balance sheets. Upon adoption of ASU 2016-18, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in the Company's consolidated Statement of Cash Flows for all periods presented; additionally, separate line items showing changes in restricted cash balances will be eliminated from its consolidated statement of cash flows.
ASU 2017-01 - Clarifying the Definition of a Business ("ASU 2017-01"). In January 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.
ASU 2017-09 - Scope of Modification Accounting ("ASU 2017-09"). In May 2017, the FASB issued an update to guidance on Topic 718, Compensation—Stock Compensation that clarifies when changes to the terms or conditions of a share-based award must be accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for all entities for annual periods, and interim periods within annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operation or disclosure.

2. Restricted Cash
As of September 30, 2017 and December 31, 2016, the Company’s balance sheet included approximately $7.7 million and $8.0 million, respectively, in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies in addition to securing certain transactions as dictated by the financial institutions used by the Company.

3. Intangible Assets and Goodwill

The following tables present goodwill and accumulated impairment losses on a segment and consolidated basis as of January 1, 2017 and September 30, 2017 (dollars in thousands):
Radio Station Group

Balance as of January 1, 2017:
Goodwill	$1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Balance as of September 30, 2017:
Goodwill	1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Westwood One

Balance as of January 1, 2017:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of September 30, 2017:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Balance as of January 1, 2017:
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214
Balance as of September 30, 2017:
Goodwill	1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214

The following table shows the Company's intangible asset balances as of December 31, 2016 and September 30, 2017, as well as dispositions and amortization during the period (dollars in thousands):

Intangible Assets:

	FCC Licenses	Definite-Lived	Total
Balance as of December 31, 2016	$1,540,183	$116,499	$1,656,682
Dispositions	(465)	—	(465)
Amortization	—	(26,130)	(26,130)
Balance as of September 30, 2017	$1,539,718	$90,369	$1,630,087

The Company performs annual impairment testing of its Federal Communications Commission ("FCC") licenses and goodwill as of December 31, each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets, primarily broadcast licenses, for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate an interim impairment test as of September 30, 2017.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Term loan:
Term loan	$1,728,614	$1,810,266
Less: unamortized term loan discount and debt issuance costs	(23,054)	(29,909)
Total term loan	1,705,560	1,780,357
7.75% senior notes:	610,000	610,000
Less: unamortized debt issuance costs	(4,335)	(6,200)
Total 7.75% senior notes	605,665	603,800
Less: Current portion of long-term debt	—	—
Long-term debt, net	$2,311,225	$2,384,157
Amended and Restated Credit Agreement
On December 23, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company (“Cumulus Holdings”), as borrower, and certain lenders and agents. The Credit Agreement consists of a Term Loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility, with a $30.0 million sublimit for letters of credit (the “Revolving Credit Facility”) maturing in December 2018.
At September 30, 2017, and December 31, 2016, the Company had $1.729 billion and $1.810 billion, respectively, outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.

On August 29, 2017, we used proceeds from sale of certain land and buildings to repay approximately $81.7 million of the Term Loan borrowings.

Notwithstanding the stated maturity date of the Term Loan, if on January 30, 2019, the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date shall be accelerated to January 30, 2019.

Borrowings under the Credit Agreement bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. At September 30, 2017, the Term Loan bore interest at 4.49% per annum.
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

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at September 30, 2017 was 4.25 to 1.0, and the first lien net leverage ratio covenant periodically decreases until it reaches 4.0 to 1.0 on March 31, 2018. At September 30, 2017, the Company's actual leverage ratio was in excess of the required ratio. The Company had no borrowings outstanding under the Revolving Credit Facility.
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
As described in more detail in Note 13, "Subsequent Events", on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017, scheduled interest payment on the Company's 7.75% Senior Notes (defined below), thereby entering into the applicable 30-day grace period under the terms of the Indenture. This nonpayment constitutes a "default" under the terms of such Indenture, which matures into an "Event of Default" if not cured or waived before the expiration of the 30-day grace period on December 1, 2017. Such an Event of Default, if and when it occurs, would also be an event of default under the Credit Agreement.
7.75% Senior Notes
On May 13, 2011, the Company issued $610.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the "7.75% Senior Notes"). Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Company's prior credit agreement.
On September 16, 2011, the Company and Cumulus Holdings entered into a supplemental Indenture which provided for, among other things, the (i) assumption by Cumulus Holdings of all obligations of the Company; (ii) substitution of Cumulus Holdings for the Company as issuer; (iii) release of the Company from all obligations as original issuer; and (iv) Company’s guarantee of all of Cumulus Holdings’ obligations, in each case under the indenture and the 7.75% Senior Notes.
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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As described in more detail in Note 13, “Subsequent Events", on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017 scheduled interest payment on the 7.75% Senior Notes, thereby entering into the applicable 30-day grace period under the Indenture. This nonpayment constitutes a “default” under the Indenture, which matures into an “Event of Default” if not cured or waived before the expiration of the 30-day grace period on December 1, 2017. Upon the occurrence of an Event of Default, the trustee under the Indenture, or the holders of a specified percentage of 7.75% Senior Notes, may declare all outstanding amounts due and payable. Such an “Event of Default”, if and when it occurs, would also be an event of default under the Credit Agreement.
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

At September 30, 2017 and December 31, 2016, there were no amounts outstanding under the Securitization Facility.
Amortization of Debt Discount and Debt Issuance Costs
For the three and nine months ended September 30, 2017, the Company amortized $2.6 million and $7.7 million, respectively, of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes. For the three and nine months ended September 30, 2016, the Company amortized $2.5 million and $7.3 million, respectively, of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes.

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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	September 30, 2017	December 31, 2016
Term Loan:
Gross value	$1,728,614	$1,810,266
Fair value - Level 2	1,408,820	1,226,455
7.75% Senior Notes:
Gross value	$610,000	$610,000
Fair value - Level 2	179,950	249,673
As of September 30, 2017, the Company obtained a level 2 third-party valuation of 81.5% to calculate the fair value of the Term Loan and 29.5% to calculate the level 2 fair value of the 7.75% Senior Notes.
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

On June 5, 2017, the Company’s Board of Directors adopted a stockholder rights plan, which is scheduled to expire in June 2018.  Pursuant to the rights plan, the Company declared a dividend of one right for each outstanding share of Class A common stock of the Company, payable to holders of record on June 15, 2017.  The rights initially trade with the Company’s Class A common stock and will generally become exercisable only if any person (or any persons acting in concert or as a group) acquires a voting or economic position in 4.99% or more of the Company’s outstanding Class A common stock. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of Class A common stock at a 50% discount or the Company may exchange each right held by such holders for one share of Class A common stock. Under the rights plan, any person that owned more than 4.99% of the Company’s outstanding Class A common stock may continue to own its shares of Class A common stock but may not acquire a voting or economic interest in any additional shares of Class A common stock without triggering the rights plan.

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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. There were no shares of Class B common stock issued or outstanding as of September 30, 2017 or December 31, 2016.

The holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the Board of Directors of the Company.
As of September 30, 2017 there were no preferred shares outstanding.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 156,250 shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of such warrants were converted during the nine months ended September 30, 2017 and, as of such date, there were 40,057 of the 2009 Warrants outstanding.
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

No Company Warrants were exercised during the nine months ended September 30, 2017. 0.3 million Company Warrants were exercised during the nine months ended September 30, 2016 to purchase 43,192 shares of Class A common stock. At September 30, 2017, 31,955 Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted to date, of $34.56 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted-average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other similar events. As of September 30, 2017, all 1.0 million Crestview Warrants remained outstanding.

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
During the nine months ended September 30, 2017, the Company granted 76,250 stock options with a grant date aggregate fair value of $0.1 million. During the nine months ended September 30, 2016, the Company granted 383,375 stock options with a grant date aggregate fair value of $0.5 million. The options granted in both periods range in exercise price from $0.41 to $24.00 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three and nine months ended September 30, 2017 the Company recognized approximately $0.4 million and $1.4 million in stock-based compensation expense related to equity awards. For the three and nine months ended September 30, 2016, the Company recognized approximately $0.7 million and $2.4 million in stock-based compensation expense related to equity awards.
As of September 30, 2017, unrecognized stock-based compensation expense of approximately $0.3 million related to equity awards is expected to be recognized over a weighted-average remaining life of 2.23 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
There were no stock options exercised during the nine months ended September 30, 2017 or September 30, 2016.
On May 18, 2017 the Company adopted the 2017 Supplemental Incentive Plan (the "2017 SIP"), which provides participating executives of the Company with the opportunity to earn cash payments in ratable installments over the last three quarters of 2017, based on the Company's year-to-date performance at the end of each respective period, commencing with the second quarter of 2017. In order to be eligible to participate in the 2017 SIP, each participant therein had to agree to the cancellation of all of such participant's respective outstanding equity incentive awards. During the nine months ended September 30, 2017, the participants forfeited an aggregate of 963,493 options.

8. Earnings (Loss) Per Share

For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. In accordance with ASC Topic 260, "Earnings per Share," the presentation of basic and diluted EPS is required only for common stock and not for participating securities.

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

Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income (loss) is allocated to common stock to the extent that each security may share in earnings, as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each class of common stock equally per share. The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$1,274	$46,321	$(449)	$32,958
Less:
Participation rights of the Company Warrants in undistributed earnings	1	50	—	43
Participation rights of unvested restricted stock in undistributed earnings	—	48	—	34
Basic undistributed net income (loss) attributable to common shares	$1,273	$46,223	$(449)	$32,881
Denominator:
Basic weighted average shares outstanding	29,306	29,275	29,306	29,269
Basic undistributed net income per share attributable to common shares	$0.04	$1.58	$(0.02)	$1.12
Diluted Earnings (Loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$1,274	$46,321	$(449)	$32,958
Less:
Participation rights of the Company Warrants in undistributed net earnings	1	50	—	43
Participation rights of unvested restricted stock in undistributed earnings	—	48	—	34
Basic undistributed net income (loss) attributable to common shares	$1,273	$46,223	$(449)	$32,881
Denominator:
Basic weighted average shares outstanding	29,306	29,275	29,306	29,269
Effect of dilutive stock options, warrants and restricted stock	—	—	—	—
Diluted weighted average shares outstanding	29,306	29,275	29,306	29,269
Diluted undistributed net income (loss) per share attributable to common shares	$0.04	$1.58	$(0.02)	$1.12

9. Income Taxes
For the three months ended September 30, 2017, the Company recorded income tax expense of $5.3 million on income before income taxes of $6.5 million, resulting in an effective tax rate for the three months ended September 30, 2017 of approximately 80.5%. For the three months ended September 30, 2016, the Company recorded income tax expense of $32.8 million on income before income taxes of $79.1 million, resulting in an effective tax rate for the three months ended September 30, 2016 of approximately 41.4%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended September 30, 2017 is attributable to state and local income taxes, the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions, and state tax law changes enacted during the period. The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended September 30, 2016 is attributable to state and local income taxes, the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions, the tax effect of stock option terminations and forfeitures, as well as adjustments as a result of differences between the amounts estimated in the tax provision and the actual amounts in the tax return.
For the nine months ended September 30, 2017, the Company recorded income tax expense of $6.5 million on income before income taxes of $6.0 million, resulting in an effective tax rate for the nine months ended September 30, 2017 of approximately 107.5%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the nine months ended September 30, 2017 relates to state and local taxes, the tax effect of stock option terminations and forfeitures, the tax effect of changes in uncertain tax positions, and enacted tax law changes.
For the nine months ended September 30, 2016, the Company recorded income tax expense of $24.9 million on income before income taxes of $57.9 million, resulting in an effective tax rate for the nine months ended September 30, 2016 of approximately 43.0%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the nine months ended September 30, 2016, primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non-deductible items, enacted changes to state and local tax laws, the tax effect of changes in uncertain tax positions, and differences between the amounts estimated in the tax provision and the actual amounts in the tax return.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC 740, Income Taxes (“ASC 740”). As of September 30, 2017, the Company continues to maintain a partial valuation allowance on certain state net operating loss carryforwards which the Company does not believe will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

As discussed in Note 1 (Liquidity and Going Concern Considerations), the accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to believe that the remaining deferred tax assets are more likely than not to be realized.  The Company is currently evaluating various debt restructuring alternatives which, if undertaken, could have a significant impact on the Company’s income taxes, including the realization of deferred tax assets. At this time, the Company believes it is more likely than not that it will recover its deferred tax assets, with the exception of certain state net operating loss carryforwards, through a combination of existing taxable temporary differences and future taxable income.  In the event of a restructuring transaction, the Company believes that these deferred tax assets would likely be utilized to offset operating income or cancellation of debt income.  If however, the Company is not able to generate sufficient future income during the attribute carryforward period or expectations around future events or earnings change, these deferred tax assets may require a valuation allowance.

10. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $13.7 million, as of September 30, 2017, and is expected to be paid in accordance with the agreements through December 2017.

The Company engages Katz Media Group, Inc. ("Katz") as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, based upon a formula set forth in the contract.

The Company is committed under various contractual agreements to pay for broadcast rights that include sports and news services and to pay for talent, executives, research, weather information and other services.

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of September 30, 2017, the Company believes that it will meet all such material minimum obligations.

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

On October 6, 2017, Merlin notified the Company that it was exercising the right to require the Company to acquire the stations.

The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the stations are a variable interest entity (“VIE”) for which it is not the primary beneficiary, therefore consolidation is not required.

On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which included charges related to terminated contract costs. As of September 30, 2017, liabilities related to the Exit Plan of $0.2 million were included in accounts payable and accrued expenses and $1.0 million of other liabilities in the unaudited condensed consolidated balance sheet. The Company does not anticipate any additional meaningful future charges in connection with the Exit Plan other than those for which the Company has already accrued.
Legal Proceedings

On March 1, 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia ("Plaintiff") v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:11-mc-00176-LPS, U.S. District Court for the District of Delaware, alleges that the defendants have infringed on two of plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” The Complaint seeks unspecified damages. The Court stayed the case on November 14, 2011 pending reexamination of the patents-in-suit before the U.S. Patent Office.  On June 6, 2012, Plaintiff filed a motion to lift the stay.  On March 25, 2013, the Court entered an order denying Plaintiff’s motion to lift the stay.  However, the Court ordered that “the stay shall be lifted upon the issuance of the Notice of Intent to Issue Reexamination Certifications (‘NIRC’)” for the two patents-in-suit.  By operation of the Court’s Order, the stay was lifted on July 8, 2013, when the final NIRC was issued for the two patents-in-suit.  On July 25, 2013, counsel for Defendants invited Plaintiff to confer to discuss the viability of Plaintiff maintaining the suit in light of the result of the reexamination proceedings or to discuss a case schedule.  Plaintiff did not respond substantively to Defendants’ invitation.  Plaintiff has filed no further papers with the Court to move the proceeding forward.  Should Plaintiff attempt to pursue the case in the future, and assuming the Court now allows the Plaintiff to pursue the case, the Company intends to defend itself vigorously. The Company is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media, Inc., was not a party) the New York case against Cumulus Media, Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The question of whether public performance rights exist for Pre-1972 recordings under state laws is still being litigated in the Ninth and Eleventh Circuits as a result of cases filed in California and Florida. Cumulus is not a party to those cases,  and the Company is not yet able to determine what effect those proceedings will have, if any, on its financial position, results of operations or cash flows.

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

11. Supplemental Condensed Consolidated Financial Information
At September 30, 2017, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

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
In accordance with ASC 250-10, SEC Staff Accounting Bulletin No. 99, Materiality, the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by ASC 250-10, SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has presented revised financial information as of December 31, 2016.
The following tables present (i) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, (ii) unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, and (iii) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$287,240	$—	$—	$287,240
Operating expenses:
Content costs	—	—	96,321	—	—	96,321
Selling, general and administrative expenses	—	—	118,758	535	—	119,293
Depreciation and amortization	—	298	14,910	—	—	15,208
Local marketing agreement fees	—	—	2,717	—	—	2,717
Corporate expenses (including stock-based compensation expense of $354)	—	10,853	—	—	—	10,853
Gain on sale of assets or stations	—	—	(83)	—	—	(83)
Total operating expenses	—	11,151	232,623	535	—	244,309
Operating (loss) income	—	(11,151)	54,617	(535)	—	42,931
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(33,089)	34	(62)	—	(35,301)
Loss on early extinguishment of debt	—	(1,063)	—	—	—	(1,063)
Other expense, net	—	—	(36)	—	—	(36)
Total non-operating expense, net	(2,184)	(34,152)	(2)	(62)	—	(36,400)
(Loss) income before income taxes	(2,184)	(45,303)	54,615	(597)	—	6,531
Income tax (expense) benefit	8,782	176,495	(193,046)	2,512	—	(5,257)
Earnings (loss) from consolidated subsidiaries	(5,324)	(136,516)	1,915	—	139,925	—
Net income (loss)	$1,274	$(5,324)	$(136,516)	$1,915	$139,925	$1,274

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$841,801	$—	$—	$841,801
Operating expenses:
Content costs	—	—	291,390	—	—	291,390
Selling, general and administrative expenses	—	—	352,465	1,724	—	354,189
Depreciation and amortization	—	902	46,708	—	—	47,610
Local marketing agreement fees	—	—	8,137	—	—	8,137
Corporate expenses (including stock-based compensation expense of $1,422)	—	32,281	—	—	—	32,281
Gain on sale of assets or stations	—	—	(2,585)	—	—	(2,585)
Total operating expenses	—	33,183	696,115	1,724	—	731,022
Operating (loss) income	—	(33,183)	145,686	(1,724)	—	110,779
Non-operating (expense) income:
Interest (expense) income, net	(6,551)	(97,020)	106	(171)	—	(103,636)
Loss on early extinguishment of debt	—	(1,063)	—	—	—	(1,063)
Other expense, net	—	—	(64)	—	—	(64)
Total non-operating (expense) income, net	(6,551)	(98,083)	42	(171)	—	(104,763)
(Loss) income before income taxes	(6,551)	(131,266)	145,728	(1,895)	—	6,016
Income tax (expense) benefit	7,040	141,059	(156,600)	2,036		(6,465)
Earnings (loss) from consolidated subsidiaries	(938)	(10,731)	141	—	11,528	—
Net (loss) income	$(449)	$(938)	$(10,731)	$141	$11,528	$(449)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$286,136	$—	$—	$286,136
Operating expenses:
Content costs	—	—	115,348	—	—	115,348
Selling, general and administrative expenses	—	—	116,706	681	—	117,387
Depreciation and amortization	—	400	21,557	—	—	21,957
Local marketing agreement fees	—	—	2,481	—	—	2,481
Corporate expenses (including stock-based compensation expense of $735)	—	9,960	—	—	—	9,960
Gain on sale of assets or stations	—	—	(94,014)	—	—	(94,014)
Total operating expenses	—	10,360	162,078	681	—	173,119
Operating (loss) income	—	(10,360)	124,058	(681)	—	113,017
Non-operating (expense) income:
Interest (expense) income, net	(2,178)	(32,704)	139	(47)	—	(34,790)
Other income, net	—	—	882	—	—	882
Total non-operating (expense) income, net	(2,178)	(32,704)	1,021	(47)	—	(33,908)
(Loss) income before income taxes	(2,178)	(43,064)	125,079	(728)	—	79,109
Income tax benefit (expense)	937	19,816	(53,834)	293	—	(32,788)
Earnings (loss) from consolidated subsidiaries	47,562	70,810	(435)	—	(117,937)	—
Net income (loss)	$46,321	$47,562	$70,810	$(435)	$(117,937)	$46,321

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$841,694	$—	$—	$841,859
Operating expenses:
Content costs	—	—	312,526	—	—	312,526
Selling, general and administrative expenses	—	—	350,719	1,755	—	352,474
Depreciation and amortization	—	1,219	66,804	—	—	68,023
Local marketing agreement fees	—	—	10,351	—	—	10,351
Corporate expenses (including stock-based compensation expense of $2,403)	—	34,028	—	—	—	34,028
Gain on sale of assets or stations	—	—	(97,155)	—	—	(97,155)
Impairment on intangible assets and goodwill	—	—	1,816	—	—	1,816
Total operating expenses	—	35,247	645,061	1,755	—	682,063
Operating (loss) income	—	(35,082)	196,633	(1,755)	—	159,796
Non-operating (expense) income:
Interest (expense) income, net	(6,533)	(97,221)	364	(142)	—	(103,532)
Other income, net	—	—	1,598	—	—	1,598
Total non-operating (expense) income, net	(6,533)	(97,221)	1,962	(142)	—	(101,934)
(Loss) income before income taxes	(6,533)	(132,303)	198,595	(1,897)	—	57,862
Income tax benefit (expense)	2,613	51,219	(79,438)	702	—	(24,904)
Earnings (loss) from consolidated subsidiaries	36,878	117,962	(1,195)	—	(153,645)	—
Net income (loss)	$32,958	$36,878	$117,962	$(1,195)	$(153,645)	$32,958

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2017
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$69,431	$—	$—	$—	$69,431
Restricted cash	—	7,680	—	—	—	7,680
Accounts receivable, less allowance for doubtful accounts of $5,922	—	—	—	231,630	—	231,630
Trade receivable	—	—	4,679	—	—	4,679
Asset held for sale	—	—	30,150	—	—	30,150
Prepaid expenses and other current assets	—	33,222	24,918	—	—	58,140
Total current assets	—	110,333	59,747	231,630	—	401,710
Property and equipment, net	—	11,621	145,886	—	—	157,507
Broadcast licenses	—	—	—	1,539,718	—	1,539,718
Other intangible assets, net	—	—	90,369	—	—	90,369
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,466,078	1,002,755	—	(4,468,833)	—
Intercompany receivables	—	110,068	1,982,500	—	(2,092,568)	—
Other assets	—	16,706	143,886	288	(143,024)	17,856
Total assets	$—	$3,714,806	$3,560,357	$1,771,636	$(6,704,425)	$2,342,374
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$30,190	$66,336	$—	$—	$96,526
Trade payable	—	—	3,640	—	—	3,640
Total current liabilities	—	30,190	69,976	—	—	100,166
Long-term debt, excluding 7.75% Senior Notes, net of debt issuance cost/discounts of $24,143	—	1,705,560	—	—	—	1,705,560
7.75% Senior Notes, net of debt issuance costs of $4,335	—	605,665	—	—	—	605,665
Other liabilities	—	2,932	24,303	—	—	27,235
Intercompany payables	109,780	1,750,870	—	231,918	(2,092,568)	—
Accumulated losses in consolidated subsidiaries	380,411	—	—	—	(380,411)	—
Deferred income taxes				536,963	(143,024)	393,939
Total liabilities	490,191	4,095,217	94,279	768,881	(2,616,003)	2,832,565
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,626,237	284,143	4,318,874	1,980,676	(6,583,693)	1,626,237
Accumulated (deficit) equity	(1,887,439)	(664,554)	(852,796)	(977,921)	2,495,271	(1,887,439)
Total stockholders’ (deficit) equity	(490,191)	(380,411)	3,466,078	1,002,755	(4,088,422)	(490,191)
Total liabilities and stockholders’ equity (deficit)	$—	$3,714,806	$3,560,357	$1,771,636	$(6,704,425)	$2,342,374

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(449)	$(938)	$(10,731)	$141	$11,528	$(449)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	902	46,708	—	—	47,610
Amortization of debt issuance costs/discounts	—	7,490	—	171	—	7,661
Provision for doubtful accounts	—	—	4,770	—	—	4,770
Gain on sale of assets or stations	—	—	(2,585)	—	—	(2,585)
Deferred income taxes	(7,040)	(141,059)	156,598	(2,036)	—	6,463
Stock-based compensation expense	—	1,422	—	—	—	1,422
Loss on early extinguishment of debt	—	1,063	—	—	—	1,063
(Earnings) loss from consolidated subsidiaries	938	10,731	(141)	—	(11,528)	—
Changes in assets and liabilities	2,171	198,131	(233,856)	1,724	—	(31,830)
Net cash (used in) provided by operating activities	(4,380)	77,742	(39,237)	—	—	34,125
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	6,090	—	—	6,090
Restricted cash	—	345	—	—	—	345
Capital expenditures	—	(8,092)	(12,553)	—	—	(20,645)
Net cash used in investing activities	—	(7,747)	(6,463)	—	—	(14,210)
Cash flows from financing activities:
Intercompany transactions, net	4,380	(50,080)	45,700	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(81,652)	—	—	—	(81,652)
Deferred financing costs	—	(91)	—	—	—	(91)
Net cash provided by (used in) financing activities	4,380	(131,823)	45,700	—	—	(81,743)
Decrease in cash and cash equivalents	—	(61,828)	—	—	—	(61,828)
Cash and cash equivalents at beginning of period	—	131,259	—	—	—	131,259
Cash and cash equivalents at end of period	$—	$69,431	$—	$—	$—	$69,431

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2016
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$32,958	$36,878	$117,962	$(1,195)	$(153,645)	$32,958
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,219	66,804	—	—	68,023
Amortization of debt issuance costs/discount	—	7,183	—	142	—	7,325
Provision for doubtful accounts	—	—	1,188	—	—	1,188
Gain on sale of assets or stations	—	—	(97,155)	—	—	(97,155)
Impairment of intangible assets and goodwill	—	—	1,816	—	—	1,816
Deferred income taxes	(2,613)	(51,219)	79,620	(702)	—	25,086
Stock-based compensation expense	—	2,403	—	—	—	2,403
(Loss) earnings from consolidated subsidiaries	(36,878)	(117,962)	1,195	—	153,645	—
Changes in assets and liabilities	—	295,419	(306,539)	1,755	—	(9,365)
Net cash (used in) provided by operating activities	(6,533)	173,921	(135,109)	—	—	32,279
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	106,935	—	—	106,935
Restricted cash	—	3,431	—	—	—	3,431
Capital expenditures	—	(868)	(15,836)	—	—	(16,704)
Net cash provided by investing activities	—	2,563	91,099	—	—	93,662
Cash flows from financing activities:
Intercompany transactions, net	6,530	(50,540)	44,010	—	—	—
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	6,533	(50,540)	44,010	—	—	3
Increase in cash and cash equivalents	—	125,944	—	—	—	125,944
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$157,601	$—	$—	$—	$157,601

12. Segment Data

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for both of the Company's reportable segments, including programming, finance, legal, human resources and information technology functions.

The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company’s reportable segments. Management also uses this measure to determine the contribution of the Company's core operations to the funding of its corporate resources utilized to manage operations and non-operating expenses including debt service and acquisitions. In addition, segment Adjusted EBITDA, excluding the impact of local marketing agreement fees, is a key metric for purposes of calculating and determining compliance with certain covenants contained in the Company's Credit Agreement.

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange or sale of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions and restructuring costs and non-cash impairments of assets.

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

The Company’s financial data by segment is presented in the tables below:

	Three Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$202,852	$83,778	$610	$287,240

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$206,199	$79,413	$524	$286,136

	Nine Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$585,050	$254,867	$1,884	$841,801

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$592,640	$247,507	$1,712	$841,859

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA by segment
Radio Station Group	$54,660	$56,237	$153,571	$159,278
Westwood One	17,082	(2,689)	42,993	17,998
Segment Adjusted EBITDA	71,742	53,548	196,564	177,276
Adjustments
Corporate and other expense	(9,977)	(9,664)	(28,665)	(28,278)
Income tax expense	(5,257)	(32,788)	(6,465)	(24,904)
Non-operating expense, including net interest expense	(35,336)	(33,908)	(103,700)	(101,934)
Local marketing agreement fees	(2,717)	(2,481)	(8,137)	(10,351)
Depreciation and amortization	(15,208)	(21,957)	(47,610)	(68,023)
Stock-based compensation expense	(354)	(735)	(1,422)	(2,403)
Gain on sale of assets or stations	83	94,014	2,585	97,155
Impairment of intangible assets	—	—	—	(1,816)
Loss on early extinguishment of debt	(1,063)	—	(1,063)	—
Acquisition-related and restructuring costs	(499)	450	(2,116)	(3,237)
Franchise and state taxes	(140)	(158)	(420)	(527)
Consolidated net income	$1,274	$46,321	$(449)	$32,958

13.  Subsequent Event

As previously disclosed, the Company, with the assistance of outside advisors, is in private discussions with its lenders and noteholders to proactively restructure its balance sheet and reduce its debt. In connection with the Company’s ongoing discussions with creditors, on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the scheduled interest payment on the 7.75% Senior Notes due on November 1, 2017, thereby entering into the applicable 30-day grace period under the terms of the Indenture. This nonpayment constitutes a “default” under the terms of the Indenture, which matures into an “Event of Default” if such “default” is not cured or waived before the expiration of the 30-day grace period on December 1, 2017.  Upon the occurrence of an Event of Default, the trustee under the Indenture, or the holders of a specified percentage of 7.75% Senior Notes, may declare all outstanding amounts immediately due and payable.  Such an Event of Default would also constitute an event of default under the Credit Agreement, which would give the lenders thereunder the right to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

In the event we are not able to satisfactorily restructure or refinance our debt obligations, or the lenders under our Senior Credit Agreement, or the trustee or the holders of our 7.75% Senior Notes, accelerate the amounts due thereunder, we may seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code.  Any such action could result in a significant or complete loss of value to the holders of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.

General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report and our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Historical operating results are not necessarily indicative of future operating results. Actual future results may differ from those contained in or implied by the forward-looking statements as a result of various factors including, but not limited to, risks and uncertainties relating to the need for additional funds to service our debt and to execute our business strategy, our need to restructure or refinance our debt and the terms on which any such restructuring or refinancing may be completed, including through any court-approved restructuring, our ability to access borrowings under our revolving credit facility, further reductions in revenue from market pressures or otherwise, our ability from time to time to renew one or more of our broadcast licenses, changes in interest rates, changes in the fair value of our investments, the timing of, and our ability to complete any acquisitions or dispositions pending from time to time, costs and synergies resulting from the integration of any completed acquisitions, our ability to effectively manage costs, our ability to drive and manage growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenues from new sources, including local commerce and technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business from time to time, our ability to successfully appeal the notice of delisting our Class A common stock from the NASDAQ stock market ("NASDAQ"), the future write off of any material portion of the fair value of our FCC broadcast licenses and goodwill, and other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and any subsequent filings. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business and Operating Overview

A leader in the radio broadcasting industry, Cumulus Media combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 446 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events. For more information, visit www.cumulus.com.
Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions, expenses associated with our station, network advertising and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.

Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to factors such as fluctuations in preferred advertising media and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. As disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2016, as part of the Company’s annual impairment analysis, the Company reduced its forecasted revenue and profitability. This reduction was based on a number of factors including overall industry trends and the Company’s actual performance in 2016. Management has taken steps to mitigate these risks and reductions through renewed business generation activities and cost containment initiatives, although we can provide no assurances as to the longer-term success of these efforts. In addition, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company's results of operations, financial condition or liquidity. From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at that time. For the nine months ended September 30, 2017, the Company generated $34.1 million in cash from operations.

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

We are party to various agreements intended to supplement our cash flows from operations. Our Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"), consists of a term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility"), with a $30.0 million sublimit for letters of credit maturing in December 2018.

On August 29, 2017, we used proceeds from the sale of certain land an buildings to repay approximately $81.7 million of Term Loan borrowings. At September 30, 2017 and December 31, 2016, the Company had $1.729 billion and $1.810 billion, respectively, outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.

The Company's outstanding $610.0 million of 7.75% senior notes due 2019 (the "7.75% Senior Notes") mature on May 1, 2019. Notwithstanding the stated maturity date of the Term Loan, as a result of a springing maturity provision, if on January 30, 2019, the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date will be accelerated to January 30, 2019.

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien leverage ratio covenant. The required ratio at September 30, 2017 was 4.25 to 1.0, and that ratio periodically decreases until it reaches 4.0 to 1.0 on March 31, 2018. As we currently have no borrowings outstanding under the Revolving Credit Facility, we are not required to comply with that ratio. However, as of September 30, 2017, our actual leverage ratio exceeded the required ratio.

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

At September 30, 2017, our long-term debt consisted of $1.729 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes. No amounts were outstanding under the Revolving Credit Facility or the Securitization Facility.

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
The Company and Merlin also entered into an agreement pursuant to which the Company had the right to purchase these two FM radio stations until October 5, 2017 for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million. Conversely, Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten business day period commencing October 6, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and January 2, 2018.
On October 6, 2017, Merlin notified the Company that it was exercising the right to require the Company to acquire the stations.

In accordance with the requirements of Accounting Standards Update (“ASU”), or ASU 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Quarterly Report on Form 10-Q.

As of September 30, 2017, the Company had $69.4 million of cash and cash equivalents and $50.0 million of availability under its Securitization Facility. The Company has generated positive cash flows from operating activities of $34.1 million and $32.3 million for the nine months ended September 30, 2017 and 2016, respectively. The Company expects it will continue to generate positive cash flows from operating activities in the fourth quarter of 2017 and full year 2018. Although the servicing of the Company’s debt obligations requires a substantial amount of the cash generated, the Company anticipates that its current capital resources will enable it to meet its anticipated debt service obligations, operational expenses and capital expenditures through at least the third quarter of calendar year 2018, assuming that the Company’s lenders and other creditors do not accelerate any amounts due to them, as described in more detail below.

Amounts outstanding under the Term Loan mature on December 23, 2020 and the 7.75% Senior Notes mature on May 1, 2019. Notwithstanding these maturity dates, the Credit Agreement includes a springing maturity provision that provides that if on January 30, 2019, the aggregate principal amount of  7.75% Senior Notes outstanding exceeds $200.0 million, the maturity date of the Term Loan will be accelerated to January 30, 2019. If the Company is unable to refinance or extend its term loan or the 7.75% Senior Notes, or take other steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.

On October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the scheduled interest payment on the 7.75% Senior Notes on November 1, 2017 of approximately $23.6 million and thus enter into the applicable 30-day grace period under the terms of the indenture governing such notes (the “Indenture”). This nonpayment constitutes a “default” under the terms of the Indenture, which matures into an “Event of Default” (as defined in the Indenture) if such “default” is not cured or waived before the expiration of the 30-day grace period on December 1, 2017. Upon the occurrence of an Event of Default, the trustee under the Indenture, or the holders of a specified percentage of 7.75% Senior Notes, may declare all outstanding amounts immediately due and payable. Such an Event of Default would also constitute an event of default under the Credit Agreement, which would permit the lenders thereunder to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

As previously disclosed, the Company, with the assistance of outside advisors, is in private discussions with its lenders and the holders of its 7.75% Senior Notes to proactively restructure its balance sheet and reduce its debt. Such restructuring or refinancing transactions could include the issuance of additional equity securities in satisfaction of a portion of our indebtedness outside of the protections of Chapter 11 of the U.S. Bankruptcy Code. We cannot provide any assurances of our ability to timely complete any such transactions, or the structure or likelihood of success thereof. If the Company is unsuccessful in restructuring or refinancing its indebtedness outside the court-approved process, it could seek to effectuate a restructuring under the protection of Chapter 11 of the U.S. Bankruptcy Code.

Based on the significance of the Company's debt balance and the potential that the Company could seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, the Company determined that, as a result of these two factors and as required by the accounting guidance cited above, there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Quarterly Report on Form 10-Q.

Notwithstanding the aforementioned, the accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.

As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, we incurred non-cash impairment charges against intangible assets and goodwill, including charges of $603.1 million for the year ended December 31, 2016. Such non-cash charges reduced our reported operating results in those periods; however, as these charges did not require a cash outlay, they had no effect on our liquidity position in the near term. As described elsewhere herein, we did not incur any impairment charges during the three and nine months ended September 30, 2017. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

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

On September 1, 2017 and October 3, 2017, the Company received letters from NASDAQ (the “Notices”) to delist the Company’s shares from the Nasdaq Capital Market for noncompliance under the Equity Listing Rule and Bid Price Rule, respectively. In accordance with the Listing Rules of NASDAQ, the Company filed an appeal of the pending delisting actions.

On October 26, 2017, we appeared before The NASDAQ Hearings Panel, where we appealed the Nasdaq Listing Qualification determination to delist the Company's securities from The Nasdaq Capital Market. The Company’s Class A common stock will continue to trade on the Nasdaq Capital Market while the appeal hearing is pending. As previously stated, there can be no assurance that the Company will be successful in its appeal and that the NASDAQ hearings panel will grant the Company’s request for an extension of time to regain compliance with either the Rule or the Equity Rule. In each event, if the Company is unsuccessful in its appeal, or it is not able to regain compliance with the Rule or the Equity Rule within any extension of time granted by the NASDAQ hearings panel, the Company expects that trading in its Class A common stock would thereafter be suspended and the stock would be removed from listing on NASDAQ. If the Company’s Class A common stock is removed from listing on NASDAQ, the Company expects that such stock would be eligible to be traded on the OTC Markets, an electronic quotation service operated by OTC Markets Group Inc. for eligible securities traded over-the-counter, on or about the same day or shortly thereafter.

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

Advertising Revenue and Adjusted EBITDA

Our primary source of revenue is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which also impacts the advertising rates we charge. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by such advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to provide compelling programming and form connections between our on-air talent and listeners in order to develop strong listener loyalty, and we believe that the diversification of our formats and programs, including non-music formats and proprietary content, helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format.

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

In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $28.9 million and $26.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange or sale of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, restructuring costs and non-cash impairments of assets.

Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, is commonly employed by the investment community as a measure for determining the market value of a media company and comparing the operational and financial performance among media companies. Management has also observed that Adjusted

EBITDA is routinely utilized to evaluate and negotiate the potential purchase price for media companies. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.

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

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

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

The following selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2017	2016	2017	2016
STATEMENT OF OPERATIONS DATA:
Net revenue	$287,240	$286,136	$841,801	$841,859	0.4%	—%
Content costs	96,321	115,348	291,390	312,526	(16.5)%	(6.8)%
Selling, general and administrative expenses	119,293	117,387	354,189	352,474	1.6%	0.5%
Depreciation and amortization	15,208	21,957	47,610	68,023	(30.7)%	(30.0)%
Local marketing agreement fees	2,717	2,481	8,137	10,351	9.5%	(21.4)%
Corporate expenses (including stock-based compensation expense)	10,853	9,960	32,281	34,028	9.0%	(5.1)%
Gain on sale of assets or stations	(83)	(94,014)	(2,585)	(97,155)	(99.9)%	(97.3)%
Impairment of intangible assets and goodwill	—	—	—	1,816	**	**
Operating income	42,931	113,017	110,779	159,796	(62.0)%	(30.7)%
Interest expense	(35,335)	(34,929)	(103,742)	(103,896)	(1.2)%	0.1%
Interest income	34	139	106	364	(75.5)%	(70.9)%
Loss on early extinguishment of debt	(1,063)	—	(1,063)	—	**	**
Other (expense) income, net	(36)	882	(64)	1,598	(104.1)%	(104.0)%
Income before income taxes	6,531	79,109	6,016	57,862	(91.7)%	(89.6)%
Income tax expense	(5,257)	(32,788)	(6,465)	(24,904)	(84.0)%	74.0%
Net income (loss)	$1,274	$46,321	$(449)	$32,958	(97.2)%	(101.4)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$61,765	$43,884	$167,899	$148,998	40.7%	12.7%

** Calculation is not meaningful

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net Revenue
Broadcast advertising revenue. Most of our revenue is generated through the sale of terrestrial, also known as broadcast, radio advertising time to local, regional, and national clients. Local spot and regional spot advertising is sold by Cumulus employed sales executives. National spot advertising for our owned-and-operated stations is marketed and sold by both Katz Media in an outsourced arrangement as well as our own internal national sales team, which collectively markets to advertisers under the sales brand of Westwood One Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by our internal sales team located across the United States under the Westwood One Networks brand to predominantly national and regional advertisers.
Digital advertising revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our streaming audio network, digital commerce platform, websites and mobile applications. We operate the fourth largest streaming audio advertising network in the United States, including owned and operated internet radio simulcast stations, and other third party digital audio companies with whom we have advertising reseller agreements. Additionally, we sell digital advertising adjacent to or embedded in podcasts through our network of owned and third party podcasts. Our digital commerce platform utilizes couponing and discounted daily deals to create promotional opportunities for local, regional and national clients under our Sweet Deals and Incentrev brands. We also sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites.
Political advertising revenue. Political advertising revenue is generated across all of our broadcast and digital assets, but we highlight it as a separate category to distinguish its highly cyclical nature versus core revenue. Political advertising is generally strongest during even-numbered years, especially in the fourth quarter of such years, when most national and state elections are conducted. In addition to candidate advertising revenue, we also receive advertising revenue from special interest and advocacy groups.
License Fees & Other. All other non-advertising based revenue types where the Company participates are aggregated in our License Fees & Other revenue category. This includes fees we receive for content licensing, third party network compensation, proprietary software licensing, subleases and rents (predominantly for owned towers), and all other revenue.
Net revenue for the three months ended September 30, 2017 increased $1.1 million, or 0.4%, to $287.2 million, compared to $286.1 million for the three months ended September 30, 2016. The increase resulted primarily from increases of $4.0 million and $0.7 million in license fees and other and digital advertising, respectively, partially offset by decreases of $1.8 million and $1.8 million in broadcast advertising and political advertising, respectively. For a discussion of net revenue by segment and a comparison between the three months ended September 30, 2017 and the three months ended September 30, 2016, see the discussion under "Segment Results of Operations."
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended September 30, 2017 decreased by $19.0 million, or 16.5%, to $96.3 million, compared to $115.3 million for the three months ended September 30, 2016. The decrease was primarily driven by the impact of an expense of $14.4 million at Westwood One incurred during the third quarter of 2016, related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, and lower content costs at the Station Group, partially offset by higher content costs at Westwood One associated with increased revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets.
Selling, general and administrative expenses for the three months ended September 30, 2017 increased by $1.9 million, or 1.6%, to $119.3 million compared to $117.4 million for the three months ended September 30, 2016. The increase resulted primarily from an increase of $2.1 million in bad debt expense.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2017 decreased $6.7 million, or 30.7%, to $15.2 million, compared to $22.0 million for the three months ended September 30, 2016. This decrease was primarily caused by a decrease in amortization expense of our definite-lived intangible assets, which resulted from the amortization methodology we apply based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services.
Corporate expenses, including stock-based compensation expense, for the three months ended September 30, 2017 increased $0.9 million, or 9.0%, to $10.9 million, compared to $10.0 million for the three months ended September 30, 2016. This increase was primarily driven by an increase in restructuring related costs.

Gain on Sale of Assets or Stations
During the three months ended September 30, 2017 we recorded a gain on sale of assets or stations of $0.1 million. During the three months ended September 30, 2016, we completed the sale of certain land and buildings for $110.6 million in cash which resulted in a one-time net gain of $94.0 million.
Interest Expense
Total interest expense for the three months ended September 30, 2017 increased $0.4 million, or 1.2%, to $35.3 million compared to $34.9 million for the three months ended September 30, 2016. The majority of the increase resulted from an increase in interest rates.
The following summary details the components of our total interest expense (dollars in thousands):

	Three Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	20,234	19,973	261	1.3%
Other, including debt issue cost amortization	3,282	3,137	145	4.6%
Interest expense	$35,335	$34,929	$406	1.2%
Income Taxes
For the three months ended September 30, 2017, the Company recorded income tax expense of $5.3 million on income before income taxes of $6.5 million, resulting in an effective tax rate for the three months ended September 30, 2017 of approximately 80.5%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended September 30, 2017 primarily relates to state and local income taxes, and the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions, and state tax law changes enacted during the period.
For the three months ended September 30, 2016, the Company recorded income tax expense of $32.8 million on income before income taxes of $79.1 million, resulting in an effective tax rate for the three months ended September 30, 2016 of approximately 41.4%. The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2016 relates to state and local income taxes, the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions, the tax effect of stock option terminations and forfeitures, as well as adjustments for differences between the amounts estimated in the tax provision and the actual amounts in the tax return.
The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to believe that the remaining deferred tax assets are more likely than not to be realized. If, however, the Company is not able to generate sufficient future income during the attribute carryforward period or expectations around future events or earnings change, these deferred tax assets may require a valuation allowance.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2017 increased 40.7% or $17.9 million to $61.8 million from $43.9 million for the three months ended September 30, 2016. For a discussion of Adjusted EBITDA by segment and a comparison between the three months ended September 30, 2017 and the three months ended September 30, 2016, see the discussion under "Segment Results of Operations."
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		% Change Three Months Ended
	2017	2016
GAAP net income	$1,274	$46,321	(97.2)%
Income tax expense	5,257	32,788	(84.0)%
Non-operating expenses, net - including interest expense	35,336	33,908	4.2%
Local marketing agreement fees	2,717	2,481	9.5%
Depreciation and amortization	15,208	21,957	(30.7)%
Stock-based compensation expense	354	735	(51.8)%
Gain on sale of assets or stations	(83)	(94,014)	**
Loss on early extinguishment of debt	1,063	—	**
Acquisition-related and restructuring costs (credits)	499	(450)	**
Franchise and state taxes	140	158	(11.4)%
Adjusted EBITDA	$61,765	$43,884	40.7%

** Calculation is not meaningful

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net revenue for the nine months ended September 30, 2017 remained relatively flat at $841.8 million, compared to $841.9 million for the nine months ended September 30, 2016. Political advertising and broadcast advertising revenue decreased by $4.7 million and $1.1 million, respectively, partially offset by increases of $2.9 million and $2.8 million in digital and license fee and other revenue, respectively. For a discussion of net revenue by segment and a comparison between the nine months ended September 30, 2017 and the nine months ended September 30, 2016, see "Segment Results of Operations."
Content Costs
Content costs for the nine months ended September 30, 2017 decreased by $21.1 million, or 6.8%, to $291.4 million, compared to $312.5 million for the nine months ended September 30, 2016. The decrease was driven primarily by the impact of the $14.4 million expense at Westwood One incurred during the third quarter of 2016 related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, $3.2 million of expense in the second quarter of 2016 that related to a one-time correction to music licensing fees and certain content cost savings at Westwood One and the Station Group, partially offset by higher content costs at Westwood One associated with increased revenue.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2017 remained relatively flat, increasing by $1.7 million, to $354.2 million compared to $352.5 million for the nine months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2017 decreased $20.4 million, or 30.0%, to $47.6 million, compared to $68.0 million for the nine months ended September 30, 2016. This decrease was primarily caused by a decrease in amortization expense of our definite-lived intangible assets, which resulted from the amortization methodology we apply to these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses, including stock-based compensation expense, for the nine months ended September 30, 2017 decreased $1.7 million, or 5.1%, to $32.3 million, compared to $34.0 million for the nine months ended September 30, 2016. This decrease was caused by decreases in professional services, restructuring related costs, and stock-based compensation expense.
Impairment of Intangible Assets and Goodwill

During the nine months ended September 30, 2016, we recorded an impairment charge to our definite-lived intangible assets of $1.8 million related to the re-positioning of the print publication of NASH Country Weekly to a digital only publication. There were no similar impairments for the nine months ended September 30, 2017.

Gain on Sale of Assets or Stations
During the nine months ended September 30, 2017, we recorded a gain of $2.6 million primarily related to the sale of land in our Salt Lake City, Utah market. During the three months ended September 30, 2016, we completed the sale of certain land and buildings for $110.6 million which resulted in a one-time net gain of $94.0 million.
Interest Expense
Total interest expense for the nine months ended September 30, 2017 decreased $0.2 million, or 0.1% to $103.7 million compared to $103.9 million for the nine months ended September 30, 2016. The majority of the decrease resulted from a reduction in total debt principal balances between the comparative periods.
The following summary details the components of our total interest expense (dollars in thousands):

	Nine Months Ended September 30,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$35,456	$35,456	$—	—%
Bank borrowings – term loans and revolving credit facilities	58,994	59,485	(491)	(0.8)%
Other, including debt issue cost amortization	9,292	8,955	337	3.8%
Interest expense	$103,742	$103,896	$(154)	(0.1)%
Income Taxes
For the nine months ended September 30, 2017, the Company recorded income tax expense of $6.5 million on income before income taxes of $6.0 million, resulting in an effective tax rate for the nine months ended September 30, 2017 of approximately 107.5%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the nine months ended September 30, 2017, relates to state and local income taxes, the tax effect of certain statutory non-deductible items, the tax effect of stock option terminations and forfeitures, the tax effect of changes in uncertain tax positions, and enacted changes to state and local tax laws.
For the nine months ended September 30, 2016, the Company recorded income tax expense of $24.9 million on income before income taxes of $57.9 million, resulting in an effective tax rate for the nine months ended September 30, 2016 of approximately 43.0%. The difference between the effective tax rate and the federal statutory rate of 35.0% for the nine months ended September 30, 2016, primarily relates to state and local income taxes, an increase in the valuation allowance with respect to state net operating losses, the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions, enacted changes to state and local tax laws, as well as adjustments for differences between the amounts estimated in the tax provision and the actual amounts in the tax return.
The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to believe that the remaining deferred tax assets are more likely than not to be realized. If however, the Company is not able to generate sufficient future income during the attribute carryforward period or expectations around future events or earnings change, these deferred tax assets may require a valuation allowance.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2017 increased 12.7% or $18.9 million to $167.9 million from $149.0 million for the nine months ended September 30, 2016. For a discussion of Adjusted EBITDA by segment and a comparison between the nine months ended September 30, 2017 and the three months ended September 30, 2016, see the discussion under "Segment Results of Operations."
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, as presented in the accompanying unaudited consolidated statements of operations (dollars in thousands):

	Nine Months Ended September 30,		% Change Nine Months Ended
	2017	2016
GAAP net (loss) income	$(449)	$32,958	(101.4)%
Income tax expense	6,465	24,904	(74.0)%
Non-operating expenses, net - including interest expense	103,700	101,934	1.7%
Local marketing agreement fees	8,137	10,351	(21.4)%
Depreciation and amortization	47,610	68,023	(30.0)%
Stock-based compensation expense	1,422	2,403	(40.8)%
Gain on sale of assets or stations	(2,585)	(97,155)	97.3%
Impairment of intangible assets and goodwill	—	1,816	**
Loss on early extinguishment of debt	1,063	—	**
Acquisition-related and restructuring costs	2,116	3,237	(34.6)%
Franchise and state taxes	420	527	(20.3)%
Adjusted EBITDA	$167,899	$148,998	12.7%

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
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$202,852	$83,778	$610	$287,240
% of total revenue	70.6%	29.2%	0.2%	100.0%
$ change from three months ended September 30, 2016	$(3,347)	$4,365	$86	$1,104
% change from three months ended September 30, 2016	(1.6)%	5.5%	16.4%	0.4%

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$206,199	$79,413	$524	$286,136
% of total revenue	72.1%	27.8%	0.1%	100.0%
Net revenue for the three months ended September 30, 2017 increased $1.1 million, or 0.4%, to $287.2 million, compared to $286.1 million for the three months ended September 30, 2016. The increase resulted from an increase of $4.4 million at Westwood One, partially offset by a decrease of $3.3 million at the Radio Station Group, while Corporate and Other was flat in comparison to the 2016 period. The increase at Westwood One was primarily caused by an increase in network advertising sales, partially offset by decreases in other revenues. The decrease at the Radio Station Group was a result of a decline of local advertising and political revenue.

	Three Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$54,660	$17,082	$(9,977)	$61,765
$ change from three months September 30, 2016	$(1,577)	$19,771	$(313)	$17,881
% change from three months ended September 30, 2016	(2.8)%	**	(3.2)%	40.7%

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$56,237	$(2,689)	$(9,664)	$43,884
Adjusted EBITDA for the three months ended September 30, 2017 increased $17.9 million, or 40.7%, to $61.8 million from $43.9 million for the three months ended September 30, 2016. Adjusted EBITDA increased $19.8 million at Westwood One partially offset by a decreases of $1.6 million and $0.3 million within the Radio Station Group and Corporate and Other, respectively. The increase in Adjusted EBITDA at Westwood One was primarily caused by a $4.4 million increase in revenue, and a decrease in expenses of $14.4 million at Westwood One related to payments to CBS during the third quarter of 2016, to resolve previously disputed syndicated programming and network inventory expenses, partially offset by increases in expenses related to the higher revenue. The decrease in Adjusted EBITDA at Radio Station Group was caused by a decrease in revenue, which was partially offset by a decrease in content and personnel expenses.

	Nine Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$585,050	$254,867	$1,884	$841,801
% of total revenue	69.5%	30.3%	0.2%	100.0%
$ change from nine months ended September 30, 2016	$(7,590)	$7,360	$172	$(58)
% change from nine months ended September 30, 2016	(1.3)%	3.0%	10.0%	—%

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$592,640	$247,507	$1,712	$841,859
% of total revenue	70.4%	29.4%	0.2%	100.0%
Net revenue for the nine months ended September 30, 2017 decreased $0.1 million, to $841.8 million, compared to $841.9 million for the nine months ended September 30, 2016. The decrease was a result of a $7.6 million revenue decline at the Radio Station Group, partially offset by a $7.4 million revenue increase at Westwood One, and a $0.2 million revenue increase in Corporate and Other revenue. Declines in local advertising revenue and political advertising revenue were partially offset by an increase in digital revenue at the Radio Station Group. The increase at Westwood One was primarily caused by an increase in network advertising sales, partially offset by decreases in other revenues.

	Nine Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$153,571	$42,993	$(28,665)	$167,899
$ change from nine months ended September 30, 2016	$(5,707)	$24,995	$(387)	$18,901
% change from nine months ended September 30, 2016	(3.6)%	**	(1.4)%	12.7%

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$159,278	$17,998	$(28,278)	$148,998
Adjusted EBITDA for the nine months ended September 30, 2017 increased $18.9 million, or 12.7%, to $167.9 million from $149.0 million for the nine months ended September 30, 2016. Adjusted EBITDA at Westwood One increased by $25.0 million, partially offset by decreases of $5.7 million at the Radio Station Group and $0.4 million at Corporate and Other. Adjusted EBITDA at Westwood One increased as a result of $7.4 million of increased revenues and a $14.4 million decrease in expenses at Westwood One related to payments to CBS during the third quarter of 2016, to resolve previously disputed syndicated programming and network inventory expenses, partially offset by increases in expenses related to the higher revenue. Adjusted EBITDA at Radio Station Group decreased as a result of a $7.6 million decline in revenue which was partially offset by lower expenses, including as a result of a $3.2 million expense in the second quarter of 2016 related to a one-time correction to music licensing fees and a decrease in content and personnel expenses.

The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA, for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$42,702	$11,107	$(52,535)	$1,274
Income tax expense	—	—	5,257	5,257
Non-operating (income) expense, including net interest expense	(1)	132	35,205	35,336
LMA fees	2,717	—	—	2,717
Depreciation and amortization	9,349	5,443	416	15,208
Stock-based compensation expense	—	—	354	354
(Gain) loss on sale of assets or stations	(107)	—	24	(83)
Loss on early extinguishment of debt	—	—	1,063	1,063
Acquisition-related and restructuring costs	—	400	99	499
Franchise and state taxes	—	—	140	140
Adjusted EBITDA	$54,660	$17,082	$(9,977)	$61,765

	Three Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$134,119	$(10,874)	$(76,924)	$46,321
Income tax expense	—	—	32,788	32,788
Non-operating (income) expense, including net interest expense	(2)	59	33,851	33,908
Local marketing agreement fees	2,481	—	—	2,481
Depreciation and amortization	13,653	7,782	522	21,957
Stock-based compensation expense	—	—	735	735
Gain on sale of assets or stations	(94,014)	—	—	(94,014)
Acquisition-related and restructuring costs	—	344	(794)	(450)
Franchise and state taxes	—	—	158	158
Adjusted EBITDA	$56,237	$(2,689)	$(9,664)	$43,884

	Nine Months Ended September 30, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$118,043	$24,348	$(142,840)	$(449)
Income tax expense	—	—	6,465	6,465
Non-operating (income) expense, including net interest expense	(4)	407	103,297	103,700
LMA fees	8,137	—	—	8,137
Depreciation and amortization	30,004	16,346	1,260	47,610
Stock-based compensation expense	—	—	1,422	1,422
(Gain) loss on sale of assets or stations	(2,609)	—	24	(2,585)
Loss on early extinguishment of debt	—	—	1,063	1,063
Acquisition-related and restructuring costs	—	1,892	224	2,116
Franchise and state taxes	—	—	420	420
Adjusted EBITDA	$153,571	$42,993	$(28,665)	$167,899

	Nine Months Ended September 30, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$205,263	$(12,872)	$(159,433)	$32,958
Income tax expense	—	—	24,904	24,904
Non-operating expense, including net interest expense	14	226	101,694	101,934
Local marketing agreement fees	10,351	—	—	10,351
Depreciation and amortization	40,780	25,657	1,586	68,023
Stock-based compensation expense	—	—	2,403	2,403
Gain on sale of assets or stations	(97,130)	—	(25)	(97,155)
Impairment of intangible assets	—	1,816	—	1,816
Acquisition-related and restructuring costs	—	3,171	66	3,237
Franchise and state taxes	—		527	527
Adjusted EBITDA	$159,278	$17,998	$(28,278)	$148,998

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$34,125	$32,279
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, net cash provided by operating activities increased $1.8 million. The increase was primarily driven by increases related to the timing of our cash collections and payments of prepaid expenses, such as restructuring related costs, partially offset by a decrease in net income.

Cash Flows (Used in) Provided by Investing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash (used in) provided by investing activities	$(14,210)	$93,662
Cash flows (used in) provided by investing activities decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. For the nine months ended September 30, 2017 capital expenditures totaled $20.6 million primarily related to expenditures on equipment for transmission, facilities, studios, vehicles and other routine expenditures and were offset partially by approximately $6.1 million of proceeds from the sale of land in our Salt Lake City, Utah market. Capital expenditures for the nine months ended September 30, 2016 totaled $16.7 million primarily related to investments in a new office and studio facility in our Chicago market and ongoing maintenance and other routine expenditures. Investing activities for the nine months ended September 30, 2016 also included $106.9 million in proceeds from our sale of certain land and buildings in our Los Angeles market and $3.4 million in a reduction of restricted cash.
Cash Flows (Used in) Provided by Financing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash (used in) provided by financing activities	$(81,743)	$3
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, net cash (used in) provided by financing activities decreased $81.7 million primarily because of a $81.7 million in repayments on borrowings on our Term Loan.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On March 1, 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia ("Plaintiff") v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:11-mc-00176-LPS, U.S. District Court for the District of Delaware, alleges that the defendants have infringed on two of plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” The Complaint seeks unspecified damages. The Court stayed the case on November 14, 2011 pending reexamination of the patents-in-suit before the U.S. Patent Office.  On June 6, 2012, Plaintiff filed a motion to lift the stay.  On March 25, 2013, the Court entered an order denying Plaintiff’s motion to lift the stay.  However, the Court ordered that “the stay shall be lifted upon the issuance of the Notice of Intent to Issue Reexamination Certifications (‘NIRC’)” for the two patents-in-suit.  By operation of the Court’s Order, the stay was lifted on July 8, 2013, when the final NIRC was issued for the two patents-in-suit.  On July 25, 2013, counsel for Defendants invited Plaintiff to confer to discuss the viability of Plaintiff maintaining the suit in light of the result of the reexamination proceedings or to discuss a case schedule.  Plaintiff did not respond substantively to Defendants’ invitation.  Plaintiff has filed no further papers with the Court to move the proceeding forward.  Should Plaintiff attempt to pursue the case in the future, and assuming the Court now allows the Plaintiff to pursue the case,  the Company intends to defend itself vigorously. The Company is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

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

We are engaged in discussions with our lenders and the holders of our 7.75% Senior Notes regarding restructuring or refinancing our debt obligations. In connection with the restructuring or refinancing of those obligations, we may seek to effectuate a restructuring under the protection of Chapter 11 of the U.S. Bankruptcy Code. Any such action could result in a significant or complete loss of value to the holders of our common stock.

As previously disclosed, the Company, with the assistance of outside advisors, is in private discussions with its lenders and the holders of our 7.75% Senior Notes to proactively restructure its balance sheet and reduce its debt. In connection with the Company’s ongoing discussions with creditors, on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the scheduled interest payment on the 7.75% Senior Notes which was due on November 1, 2017, thereby entering into the applicable 30-day grace period under the terms of the indenture governing such notes. This nonpayment constitutes a “default” under the terms of the indenture governing the 7.75% Senior Notes, which matures into an “Event of Default” if such “default” is not cured or waived before the expiration of the 30-day grace period on December 1, 2017. Upon the occurrence of an Event of Default, the trustee under the indenture governing the 7.75% Senior Notes, or the holders of a specified percentage of 7.75% Senior Notes, may declare all outstanding amounts immediately due and payable. Such an Event of Default would also constitute an event of default under the Credit Agreement, which would give the lenders thereunder the right to declare all amounts outstanding under the Credit Agreement to be immediately due and payable.

In the event we are not able to satisfactorily restructure or refinance our debt obligations out of court, or the lenders under our Senior Credit Agreement, or the trustee or the holders of our 7.75% Senior Notes, accelerate the amounts due thereunder, we may seek protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. Any such action could result in a significant or complete loss of value to the holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2017, we did not repurchase any shares of our Class A common stock.

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

CUMULUS MEDIA INC.

Date: November 9, 2017	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.