Form 10-K
period 2017-12-31
CUMULUS MEDIA INC
filed 2018-03-29
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 00-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State of Incorporation)	(I.R.S. Employer Identification No.)
3280 Peachtree Road, N.W.
Suite 2200
Atlanta, GA 30305
(404) 949-0700
(Address, including zip code, and telephone number, including area code, of registrant’s principal offices)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $.01 per share
Preferred Stock Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.9 million.
As of March 21, 2018, the registrant had outstanding 29,306,374 shares of common stock consisting of (i) 29,225,765 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017

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

Current Bankruptcy Proceedings
On November 29, 2017 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”. The Debtors' chapter 11 cases are being jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381.
Immediately prior to the commencement of the chapter 11 cases the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors (the “Consenting Creditors”) under that certain Amended and Restated Credit Agreement, dated as of December 23, 2013 (the “Credit Agreement”), by and among the Company, Cumulus Media Holdings Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time, and Crestview Radio Investors, LLC and certain of its affiliates (the “Consenting Equityholders”). The Restructuring Support Agreement contemplates the implementation of a financial restructuring of the Debtors (as described below) through a conversion of more than $1.0 billion of the Company’s funded debt into equity (collectively, the “Restructuring”). The Restructuring will be effectuated by a joint plan of reorganization (the “Plan”) under chapter 11 of the Bankruptcy Code if confirmed by the Bankruptcy Court.
On December 1, 2017, the Bankruptcy Court approved certain motions and applications the Debtors filed on the Petition Date (the “First Day Motions”), certain of which were approved on an interim basis. On December 21, 2017, the Bankruptcy Court approved all of the Company’s First Day Motions on a final basis. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Company was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Company’s operations without interruption during the course of its restructuring. Also pursuant to the First Day Motions, the Company received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, pay certain claims relating to on-air talent and taxes, continue its cash management programs and insurance policies, as well as continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On December 9, 2017, the Debtors filed the Plan with the Bankruptcy Court and a related disclosure statement (the "Disclosure Statement") pursuant to chapter 11 of the Bankruptcy Code. On January 18, 2018, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization and the related first modified disclosure statement for the Plan pursuant to chapter 11 of the Bankruptcy Code. The Plan and Disclosure Statement were further modified on January 31, 2018, February 2, 2018, February 12, 2018, and March 16, 2018. On February 2, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and authorizing the solicitation of votes on the Plan.
    Pursuant to the Plan, holders of claims with respect to the Term Loans (“Term Loan Claims”) would receive their pro rata share of approximately $1.3 billion in principal amount of new first lien term loans maturing in 2022 (the “New First Lien Debt”) and 83.5% of the issued and outstanding amount of common stock (the “Reorganized Common Equity”) to be issued by the reorganized Company (“Reorganized Cumulus”), subject to dilution by any Reorganized Common Equity issued pursuant to a post-emergence equity management incentive compensation plan (the “MIP”). Holders of unsecured claims against the Company, including claims arising from the Company’s 7.75% Senior Notes due 2019 (the “Notes”), would receive, in the aggregate, 16.5% of the Reorganized Common Equity, subject to dilution by the MIP. The New First Lien Debt would accrue interest at the  London Inter-bank Offered Rate ("LIBOR") plus 4.50% per annum, subject to a LIBOR floor of 1.00% or, at Reorganized Cumulus’s option, an alternate base rate plus 3.50% per annum, subject to an alternate base rate floor of 2.00%. Reorganized Cumulus would be permitted to enter into a revolving credit facility or receivables facility providing commitments of up to $50.0 million. The New First Lien Debt would amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the New First Lien Debt with the balance payable on the maturity date. Reorganized Cumulus would be able to voluntarily prepay the New First Lien Debt in whole or in part without premium or penalty, except that any prepayment during the period of six months following the issuance of the New First Lien Debt would require a premium equal to 1% of the prepaid principal amount. Certain mandatory prepayments on the New First Lien Debt would be required upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from excess cash flow as defined. The New First Lien Debt would not have any financial maintenance covenants. The other terms and conditions of the New First Lien Debt would generally be similar to those set forth in the Credit Agreement, except as set forth in the term sheet attached to the Restructuring Support Agreement (the "Term Sheet"). The New First Lien Debt would be secured by first priority security interests in substantially all the assets of Reorganized Cumulus and the Guarantors (as defined below) in a manner substantially consistent with the Credit Agreement, subject to the terms of the term sheet. In addition, the direct parent of Reorganized Cumulus (the “Parent”) and all present and future wholly-owned subsidiaries of the Parent, subject to exceptions that are substantially consistent with those set forth in the Credit Agreement, would guarantee the New First Lien Debt (the "Guarantors").  The Plan contemplates that the Board of Directors of Reorganized Cumulus would consist of the President and Chief Executive Officer of the Company and six directors chosen by the Consenting Creditors. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court is not obligated to confirm the Plan as proposed.
Company Overview
A leader in the radio broadcasting industry, Cumulus (PINK: CMLSQ) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 445 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that was organized in 1997.
Strategic Overview
Our initial historical strategic focus was on mid-sized radio markets in the United States, as we believed that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and Federal Communications Commission (the "FCC") rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We focused on acquiring groups of stations in attractive markets at favorable purchase prices, taking advantage of the fragmented nature of ownership in those markets and the greater attention historically given to larger markets by radio station acquirers.

Our strategy has evolved as we have recognized that large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, many of these markets typically have per capita and household income in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. Our operating strategy is based upon the following principles that we expect will continue to position us for growth.
Focus on unique brands.
We view each of our radio stations and content assets as a unique brand that serves a local and distinct community of listeners. Our business model is designed to offer local businesses access to each of our stations’ communities of listeners through the sale of advertising time. We endeavor to create demand through strategic investments to drive ratings growth. We believe this focused model will allow us to continue to provide a high level of service to our advertisers and further expand our advertiser base. We use this scalable and repeatable business model in each of our markets.
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
Currently, we offer advertisers access to a broad portfolio of 445 stations, comprised of 16 large market and 74 small and mid-sized market stations in 90 U.S. media markets. Our stations cover a wide variety of programming formats, geographic regions, audience demographics and advertising clients. We believe this scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, enabling us to compete effectively with other media and engage listeners whenever and wherever they are.
We are one of the largest radio advertising and content providers in the United States. With approximately 8,000 radio broadcast affiliations, our radio station platform reaches approximately 245 million listeners a week, and provides a national platform to more effectively and efficiently compete for national advertising dollars. In addition, this national network platform provides targeted access and more diverse demographics and age groups to better meet our customers’ needs and allow for more focused marketing. Our sales team has the ability to aggregate advertising inventory time across our affiliate network, and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences.
Diversified customer base and geographic mix.
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base that extends to 90 cities or "markets" nationwide. We sell our advertising time both nationally and locally through an integrated sales approach that ranges from traditional radio spots to non-traditional sales programs, including on-line couponing and various on-air and Internet-related integrated marketing programs.
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include automotive, restaurants, entertainment, financial, and communications. We derive additional revenue from political candidates, political parties, and special interest groups in even-numbered years in advance of various elections. Because of the localized nature of our business, we have a broad distribution of advertisers across all of our stations.
Focus on corporate culture
We believe developing a corporate culture that encourages employee engagement is important to our continued success. Through an internal rigorous and systematic cultural values framework, FORCE (Focused, Responsible, Collaborative, and Empowered), we believe we have created an engaged and motivated employee base, which is the foundation to achieving higher performance.

Leveraging network to create content.
We believe there are continued growth opportunities in country, news/talk, sports and traffic content offerings with shared risk and revenue relationships. The content we create is distributed domestically to broadcast and digital platforms and we intend to grow by continuing to develop additional content.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional and national spot and network advertisers.
Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups with advertising. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic qualities. Advertisers and stations use data published by audience measuring services, such as Nielsen Audio, to estimate how many people within particular geographical markets and demographics listen to specific stations. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.
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
A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. Stations also may engage directly with an internal national sales team that supports the efforts of our third-party representatives. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on the revenue from the advertising they obtain.
Our stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, and outdoor advertising as well as search engine, e-commerce and other websites and satellite-based digital radio and music services. We cannot predict how existing, new or any future sources of competition will affect our performance and results of operations.
Advertising Sales
The majority of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. In addition, we generate revenue from the sale of our network programming and services. In exchange for our network programs and services, we primarily receive commercial air time from radio stations and aggregate the air time to sell to national advertisers and, to a lesser extent, we receive cash. A majority of our broadcasting revenue is generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. Our major advertiser categories are:

Amusement and recreation	Banking and mortgage	Healthcare services
Arts and entertainment	Food and beverage	Telecommunications
Automotive	Furniture and home furnishings
In addition, in advance of various elections, we derive revenue from political candidates, political parties, and special interest groups, particularly in even-numbered years.
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

National sales for our radio stations are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. While we seek to grow our local sales through more customer-focused sales staffs, we seek to grow our national and regional sales by offering key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform.
Each of our stations has a certain amount of on-air inventory, or advertising slots, in which to place advertising spots. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air advertising inventory and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic groups across each cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our sales volume and pricing is based on demand for our radio stations’ on-air inventory. Most changes in revenue are explained by a combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

•	a station’s share of audiences and the demographic groups targeted by advertisers (as measured by ratings surveys);

•	the supply and demand for radio advertising time and for time targeted at particular demographic groups; and

•	certain additional qualitative factors, such as the brand loyalty of listeners to a specific station.
A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned in to the station, and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart changes in audience, set advertising rates and adjust programming.
Competition
The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Factors that affect a radio station’s competitive position include station brand identity and loyalty, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market through research, seeking to improve our stations’ programming, implementing targeted advertising campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising dollars for each station individually. We also seek to improve our competitive position by focusing on building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, which we believe will allow us to better attract advertisers seeking to reach those listeners. Additionally, we compete with streaming music and other entertainment services for both listeners and advertisers.
The success of each of our stations depends largely upon rates it can charge for its advertising, which in turn is affected by the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions may fluctuate and are highly susceptible to changes in both local markets and general macroeconomic conditions. Specifically, a radio station’s competitive position can be enhanced or negatively impacted by a variety of factors, including the changing of, or another station changing, its format to compete directly for a certain demographic of listeners and advertisers or an upgrade of the station’s authorized power through the relocation or upgrade of transmission equipment. Another station’s decision to convert to a similar format to that of one of our radio stations in the same geographic area, to improve its signal reach through equipment changes or upgrades, or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue for our station. Any adverse change affecting advertising expenditures in a particular market or in the relative market share of our stations located in a particular market could have a material adverse effect on the results of our radio stations located in that market or, possibly, the Company as a whole. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

Under federal laws and FCC rules, a single party can own and operate multiple stations in a local market, subject to certain limitations described below. We believe that companies that form groups of commonly owned stations or joint arrangements, such as LMAs, in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in most of our markets and may pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties that own and operate as many or more stations as we do.
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
Employees
At December 31, 2017, we employed 5,213 people, 3,515 of whom were employed full time. Of these employees, approximately 244 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
Inflation
To date, inflation has not had a material effect on our revenues, expenses, or results of operations, although no assurances can be provided that inflation in the future would not materially adversely affect us.

Federal Regulation of Radio Broadcasting
There are also regulations that impact competition within the radio industry. The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority of the Communications Act of 1934, as amended (the “Communications Act”). Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.
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
Each class of FM radio station has the right to broadcast with a certain amount of ERP from an antenna located at a certain height above average terrain. The most powerful FM radio stations, which are generally those with the largest geographic reach, are Class C FM stations, which operate with up to the equivalent of 100 kilowatts (“kW”) of ERP at an antenna height of 1,968 feet above average terrain. These stations typically provide service to a large area that covers one or more counties (which may or may not be in the same state). There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height above average terrain and, thus, less geographic reach. In addition, Class B FM stations operate with the equivalent of up to 50 kW ERP at an antenna height of 492 feet above average terrain. Class B stations can serve large metropolitan areas and their outer suburban areas. Class B1 stations can operate with up to the equivalent of 25 kW ERP at an antenna height of 328 feet above average terrain. Class A FM stations operate with up to the equivalent of 6 kW ERP at an antenna height of 328 feet above average terrain, and often serve smaller cities or suburbs of larger cities.

The following table sets forth, as of March 21, 2018, the market, call letters, city of license, frequency and FCC license expiration date of all our owned and/or operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any. Stations with a license expiration date prior to March 21, 2018 represent stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Market	Stations	City of License	Frequency	Expiration Date of License

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2021
	KCDD FM	Hamlin, TX	103.7	August 1, 2021
	KHXS FM	Merkel, TX	102.7	August 1, 2021
	KTLT FM	Anson, TX	98.1	August 1, 2021
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2020
	WEGC FM	Sasser, GA	107.7	April 1, 2020
	WJAD FM	Leesburg, GA	103.5	April 1, 2020
	WKAK FM	Albany, GA	104.5	April 1, 2020
	WNUQ FM	Sylvester, GA	102.1	April 1, 2020
	WQVE FM	Albany, GA	101.7	April 1, 2020
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2021
	KKOB FM	Albuquerque, NM	93.3	October 1, 2021
	KMGA FM	Albuquerque, NM	99.5	October 1, 2021
	KNML AM	Albuquerque, NM	610	October 1, 2021
	KRST FM	Albuquerque, NM	92.3	October 1, 2021
	KTBL AM	Los Ranchos, NM	1050	October 1, 2021
	KDRF FM	Albuquerque, NM	103.3	October 1, 2021
	KBZU FM	Albuquerque, NM	96.3	October 1, 2012
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2022
	WLEV FM	Allentown, PA	100.7	August 1, 2022
Amarillo, TX	KPUR FM	Claude, TX	95.7	August 1, 2021
	KPUR AM	Amarillo, TX	1440	August 1, 2021
	KARX FM	Canyon, TX	107.1	August 1, 2021
	KQIZ FM	Amarillo, TX	93.1	August 1, 2021
	KNSH AM	Canyon, TX	1550	August 1, 2021
	KZRK FM	Canyon, TX	107.9	August 1, 2021
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2020
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2020
	WTKA AM	Ann Arbor, MI	1050	October 1, 2020
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2020
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2020
	WOSH AM	Oshkosh, WI	1490	December 1, 2020
	WVBO FM	Winneconne, WI	103.9	December 1, 2020
	WWWX FM	Oshkosh, WI	96.9	December 1, 2020
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2020
	WYAY FM	Gainesville, GA	106.7	April 1, 2020
	WWWQ FM	Atlanta, GA	99.7	April 1, 2020
	WNNX FM	College Park, GA	100.5	April 1, 2020
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2020
	WRQQ FM	Hammond, LA	103.3	June 1, 2020
	WEMX FM	Kentwood, LA	94.1	June 1, 2020
	WIBR AM	Baton Rouge, LA	1300	June 1, 2012
	WXOK AM	Port Allen, LA	1460	June 1, 2020
Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2021
	KBED AM	Nederland, TX	1510	August 1, 2021
	KIKR AM	Beaumont, TX	1450	August 1, 2021
	KQXY FM	Beaumont, TX	94.1	August 1, 2021
	KTCX FM	Beaumont, TX	102.5	August 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2020
	WJOX AM	Birmingham, AL	690	April 1, 2020
	WJOX FM	Birmingham, AL	94.5	April 1, 2020
	WZRR FM	Birmingham, AL	99.5	April 1, 2020
	WUHT FM	Birmingham, AL	107.7	April 1, 2020
	WJQX FM	Birmingham, AL	100.5	April 1, 2020
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019
	WFNR AM	Blacksburg, VA	710	October 1, 2019
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019
	WRAD AM	Radford, VA	1460	October 1, 2019
	WWBU FM	Radford, VA	101.7	October 1, 2019
	WPSK FM	Pulaski, VA	107.1	October 1, 2019
Bloomington, IL	WBNQ FM	Bloomington, IL	101.5	December 1, 2020
	WBWN FM	Le Roy, IL	104.1	December 1, 2020
	WJEZ FM	Dwight, IL	98.9	December 1, 2020
	WJBC AM	Bloomington, IL	1230	December 1, 2020
	WJBC FM	Pontiac, IL	93.7	December 1, 2020
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2021
	KIZN FM	Boise, ID	92.3	October 1, 2021
	KKGL FM	Nampa, ID	96.9	October 1, 2021
	KQFC FM	Boise, ID	97.9	October 1, 2021
	KTIK FM	New Plymouth, ID	93.1	October 1, 2021
	KTIK AM	Nampa, ID	1350	October 1, 2021
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2022
	WICC AM	Bridgeport, CT	600	April 1, 2022
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2022
	WGRF FM	Buffalo, NY	96.9	June 1, 2022
	WHLD AM	Niagara Falls, NY	1270	June 1, 2022
	WHTT FM	Buffalo, NY	104.1	June 1, 2022
	WBBF AM	Buffalo, NY	1120	June 1, 2022
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019
	WIWF FM	Charleston, SC	96.9	December 1, 2019
	WTMA AM	Charleston, SC	1250	December 1, 2019
	WWWZ FM	Summerville, SC	93.3	December 1, 2019
	WMGL FM	Ravenel, SC	107.3	December 1, 2019
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2020
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2020
	WOGT FM	East Ridge, TN	107.9	August 1, 2020
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2020
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2020
	WLS FM	Chicago, IL	94.7	December 1, 2020
	WKQX FM	Chicago, IL	101.1	December 1, 2020
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2020
	WOFX FM	Cincinnati, OH	92.5	October 1, 2020
	WRRM FM	Cincinnati, OH	98.5	October 1, 2020
	WGRR FM	Hamilton, OH	103.5	October 1, 2020
	WFTK FM	Lebanon, OH	96.5	October 1, 2020
Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2021
	KKMG FM	Pueblo, CO	98.9	April 1, 2021
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2021
	KCSF AM	Colorado Springs, CO	1300	April 1, 2021
	KVOR AM	Colorado Springs, CO	740	April 1, 2021
	KATC FM	Colorado Springs, CO	95.1	April 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2021
	KBXR FM	Columbia, MO	102.3	February 1, 2021
	KFRU AM	Columbia, MO	1400	February 1, 2021
	KJMO FM	Linn, Mo	97.5	February 1, 2021
	KLIK AM	Jefferson City, MO	1240	February 1, 2021
	KOQL FM	Ashland, MO	106.1	February 1, 2021
	KPLA FM	Columbia, MO	101.5	February 1, 2021
	KZJF FM	Jefferson City, MO	104.1	February 1, 2021
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019
	WLXC FM	Columbia, SC	103.1	December 1, 2019
	WNKT FM	Eastover, SC	107.5	December 1, 2019
	WOMG FM	Lexington, SC	98.5	December 1, 2019
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019
Columbus-Starkville, MS	WKOR FM	Columbus, MS	94.9	June 1, 2020
	WMXU FM	Starkville, MS	106.1	June 1, 2020
	WNMQ FM	Columbus, MS	103.1	June 1, 2020
	WSMS FM	Artesia, MS	99.9	June 1, 2020
	WSSO AM	Starkville, MS	1230	June 1, 2020
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2021
	KSCS FM	Fort Worth, TX	96.3	August 1, 2021
	KLIF AM	Dallas, TX	570	August 1, 2021
	KPLX FM	Fort Worth, TX	99.5	August 1, 2021
	KLIF FM	Haltom City, TX	93.3	August 1, 2021
	KTCK AM	Dallas, TX	1310	August 1, 2021
	KTCK FM	Flower Mound, TX	96.7	August 1, 2021
	KESN FM	Allen, TX	103.3	August 1, 2021
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2021
	KHKI FM	Des Moines, IA	97.3	February 1, 2021
	KGGO FM	Des Moines, IA	94.9	February 1, 2021
	KJJY FM	West Des Moines, IA	92.5	February 1, 2021
	KWQW FM	Boone, IA	98.3	February 1, 2021
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2020
	WDVD FM	Detroit, MI	96.3	October 1, 2020
	WDRQ FM	Detroit, MI	93.1	October 1, 2020
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2022
	WXTA FM	Edinboro, PA	97.9	August 1, 2022
	WRIE AM	Erie, PA	1260	August 1, 2022
	WQHZ FM	Erie, PA	102.3	August 1, 2022
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2022
	KSCR AM	Eugene, OR	1320	February 1, 2022
	KUGN AM	Eugene, OR	590	February 1, 2022
	KUJZ FM	Creswell, OR	95.3	February 1, 2022
	KZEL FM	Eugene, OR	96.1	February 1, 2022
Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2020
	KFAY AM	Farmington, AR	1030	June 1, 2020
	KQSM FM	Fayetteville, AR	92.1	June 1, 2020
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2020
	KKEG FM	Bentonville, AR	98.3	June 1, 2020
	KYNG AM	Springdale, AR	1590	June 1, 2020
	KRMW FM	Cedarville, AR	95	June 1, 2020
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019
	WRCQ FM	Dunn, NC	103.5	December 1, 2019

Market	Stations	City of License	Frequency	Expiration Date of License

Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2020
	WWCK AM	Flint, MI	1570	October 1, 2020
	WWCK FM	Flint, MI	105.5	October 1, 2020
	WFBE FM	Flint, MI	95.1	October 1, 2020
	WTRX AM	Flint, MI	1330	October 1, 2020
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019
	WCMG FM	Latta, SC	94.3	December 1, 2019
	WQPD FM	Marion, SC	100.5	December 1, 2019
	WMXT FM	Pamplico, SC	102.1	December 1, 2019
	WWFN FM	Lake City, SC	100.1	December 1, 2019
	WYMB AM	Manning, SC	920	December 1, 2019
	WYNN AM	Florence, SC	540	December 1, 2019
	WYNN FM	Florence, SC	106.3	December 1, 2019
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2020
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2020
	KOMS FM	Poteau, OK	107.3	June 1, 2021
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2020
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2020
	WNCV FM	Shalimar, FL	93.3	February 1, 2020
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2020
Fresno, CA	KSKS FM	Fresno, CA	93.7	December 1, 2021
	KMJ FM	Fresno, CA	105.9	December 1, 2021
	KMJ AM	Fresno, CA	580.0	December 1, 2021
	KMGV FM	Fresno, CA	97.9	December 1, 2021
	KWYE FM	Fresno, CA	101.1	December 1, 2021
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2020
	WTNR FM	Holland, MI	94.5	October 1, 2020
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2020
	WBBL FM	Greenville, MI	107.3	October 1, 2020
	WHTS FM	Coopersville, MI	105.3	October 1, 2020
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2020
	WDUZ FM	Brillion, WI	107.5	December 1, 2020
	WKRU FM	Allouez, WI	106.7	December 1, 2020
	WOGB FM	Reedsville, WI	103.1	December 1, 2020
	WPCK FM	Denmark, WI	104.9	December 1, 2020
	WQLH FM	Green Bay, WI	98.5	December 1, 2020
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2022
	WNNK FM	Harrisburg, PA	104.1	August 1, 2022
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2022
	WZCY FM	Hershey, PA	106.7	August 1, 2022
	WQXA FM	York, PA	105.7	August 1, 2022
Houston, TX	KRBE FM	Houston, TX	104.1	August 1, 2021
Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2020
	WUMP AM	Madison, AL	730	April 1, 2020
	WVNN AM	Athens, AL	770	April 1, 2020
	WVNN FM	Trinity, AL	92.5	April 1, 2020
	WWFF FM	New Market, AL	93.3	April 1, 2020
	WZYP FM	Athens, AL	104.3	April 1, 2020
Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2020
	WFMS FM	Fishers, IN	95.5	August 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

	WYRG FM	Lawrence, IN	93.9	August 1, 2020
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2020
	WJCW AM	Johnson City, TN	910	August 1, 2020
	WGOC AM	Kingsport, TN	1320	August 1, 2020
	WKOS FM	Kingsport, TN	104.9	August 1, 2020
	WQUT FM	Johnson City, TN	101.5	August 1, 2020
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2021
	KCHZ FM	Ottawa, KS	95.7	June 1, 2021
	KCJK FM	Garden City, MO	105.1	February 1, 2021
	KCMO AM	Kansas City, MO	710	February 1, 2021
	KCMO FM	Shawnee, KS	94.9	June 1, 2021
	KMJK FM	North Kansas City, MO	107.3	February 1, 2021
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2020
	WNML AM	Knoxville, TN	990	August 1, 2020
	WNML FM	Friendsville, TN	99.1	August 1, 2020
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2020
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2020
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2020
	KRRQ FM	Lafayette, LA	95.5	June 1, 2020
	KSMB FM	Lafayette, LA	94.5	June 1, 2020
	KXKC FM	New Iberia, LA	99.1	June 1, 2020
	KNEK FM	Washington, LA	104.7	June 1, 2020
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June 1, 2020
	KBIU FM	Lake Charles, LA	103.3	June 1, 2020
	KKGB FM	Sulphur, LA	101.3	June 1, 2020
	KQLK FM	DeRidder, LA	97.9	June 1, 2020
	KXZZ AM	Lake Charles, LA	1580	June 1, 2020
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2020
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2022
	WIOV AM	Reading, PA	1240	August 1, 2022
Lexington, KY	WCYN FM	Cynthiana, KY	102.3	August 1, 2020
	WLTO FM	Nicholasville, KY	102.5	August 1, 2020
	WLXX FM	Lexington, KY	92.9	August 1, 2020
	WVLK AM	Lexington, KY	590	August 1, 2020
	WVLK FM	Richmond, KY	101.5	August 1, 2020
	WXZZ FM	Georgetown, KY	103.3	August 1, 2020
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2020
	KARN AM	Little Rock, AR	920	June 1, 2020
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2020
	KLAL FM	Wrightsville, AR	107.7	June 1, 2020
	KPZK AM	Little Rock, AR	1250	June 1, 2020
	KURB FM	Little Rock, AR	98.5	June 1, 2020
	KARN FM	Sheridan, AR	102.9	June 1, 2020
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2021
	KLOS FM	Los Angeles, CA	95.5	December 1, 2021
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2020
	WDEN FM	Macon, GA	99.1	April 1, 2020
	WLZN FM	Macon, GA	92.3	April 1, 2020
	WMAC AM	Macon, GA	940	April 1, 2020
	WMGB FM	Montezuma, GA	95.1	April 1, 2020
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020
	WHKR FM	Rockledge, FL	102.7	February 1, 2020
	WLZR AM	Melbourne, FL	1560	February 1, 2020
	WROK-FM	Sebastian, FL	95.9	February 1, 2020
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2020
	WGKX FM	Memphis, TN	105.9	August 1, 2020
	WXMX FM	Millington, TN	98.1	August 1, 2020
	WKIM FM	Munford, TN	98.9	August 1, 2020
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2021
	KXXR FM	Minneapolis, MN	93.7	April 1, 2021
	WGVX FM	Lakeville, MN	105.1	April 1, 2021
	WRXP FM	Cambridge, MN	105.3	April 1, 2021
	WWWM FM	Eden Prairie, MN	105.7	April 1, 2021
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2020
	WDLT FM	Saraland, AL	104.1	April 1, 2020
	WGOK AM	Mobile, AL	900	April 1, 2020
	WXQW AM	Fairhope, AL	660	April 1, 2020
	WABD FM	Mobile, AL	97.5	April 1, 2020
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2021
	KDJK FM	Mariposa, CA	103.9	December 1, 2021
	KESP AM	Modesto, CA	970	December 1, 2021
	KHKK FM	Modesto, CA	104.1	December 1, 2021
	KHOP FM	Oakdale, CA	95.1	December 1, 2021
	KWNN FM	Turlock, CA	98.3	December 1, 2021
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2020
	WLWI AM	Montgomery, AL	1440	April 1, 2020
	WLWI FM	Montgomery, AL	92.3	April 1, 2020
	WMSP AM	Montgomery, AL	740	April 1, 2020
	WMXS FM	Montgomery, AL	103.3	April 1, 2020
	WXFX FM	Prattville, AL	95.1	April 1, 2020
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2020
	WMDH FM	New Castle, IN	102.5	August 1, 2020
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2020
	WKLQ AM	Whitehall, MI	1490	October 1, 2020
	WVIB FM	Holton, MI	100.1	October 1, 2020
	WLAW FM	Newaygo, MI	92.5	October 1, 2020
	WWSN FM	Whitehall, MI	97.5	October 1, 2020
Myrtle Beach, SC	WDAI FM	Pawleys Island, SC	98.5	December 1, 2011
	WLFF FM	Georgetown, SC	106.5	December 1, 2011
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011
	WRWM AM	Conway, SC	1050	December 1, 2011
Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2020
	WSM FM	Nashville, TN	95.5	August 1, 2020
	WWTN FM	Hendersonville, TN	99.7	August 1, 2020
	WGFX FM	Gallatin, TN	104.5	August 1, 2020
	WKDF FM	Nashville, TN	103.3	August 1, 2020
New London, CT	WQGN FM	Groton, CT	105.5	April 1, 2022
	WXLM AM	Groton, CT	980	April 1, 2022
	WMOS FM	Stonington, CT	102.3	April 1, 2022
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2020
	KKND FM	Belle Chasse, LA	102.9	June 1, 2020
	WRKN FM	Laplace, LA	92.3	June 1, 2020
	WZRH FM	Picayune, MS	106.1	June 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

New York, NY	WABC AM	New York, NY	770	June 1, 2022
	WPLJ FM	New York, NY	95.5	June 1, 2022
	WNSH FM	Newark, NJ	94.7	June 1, 2022
	WNBM FM	Bronxville, NY	103.9	June 1, 2022
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2021
	KKWD FM	Bethany, OK	104.9	June 1, 2021
	WWLS FM	The Village, OK	98.1	June 1, 2021
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2021
	KWPN AM	Moore, OK	640	June 1, 2021
	WKY AM	Oklahoma City, OK	930	June 1, 2021
	KQOB FM	Enid, OK	96.9	June 1, 2021
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2021
	KHAY FM	Ventura, CA	100.7	December 1, 2021
	KVEN AM	Ventura, CA	1450	December 1, 2021
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2021
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2020
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2020
	WXBM FM	Milton, FL	102.7	February 1, 2020
	WMEZ FM	Pensacola, FL	94.1	February 1, 2020
	WJTQ FM	Pensacola, FL	100.7	February 1, 2020
Peoria, IL	WGLO FM	Pekin, IL	95.5	December 1, 2020
	WVEL AM	Pekin, IL	1140	December 1, 2020
	WIXO FM	Peoria, IL	105.7	December 1, 2020
	WFYR FM	Elmwood, IL	97.3	December 1, 2020
	WZPW FM	Peoria, IL	92.3	December 1, 2020
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2022
	WPRO FM	Providence, RI	92.3	April 1, 2022
	WPRV AM	Providence, RI	790	April 1, 2022
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2022
	WWLI FM	Providence, RI	105.1	April 1, 2022
	WWKX FM	Woonsocket, RI	106.3	April 1, 2022
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2021
	KKOH AM	Reno, NV	780	October 1, 2021
	KNEV FM	Reno, NV	95.5	October 1, 2021
	KWYL FM	South Lake Tahoe, CA	102.9	December 1, 2021
Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2020
	WILZ FM	Saginaw, MI	104.5	October 1, 2020
	WIOG FM	Bay City, MI	102.5	October 1, 2020
	WKQZ FM	Midland, MI	93.3	October 1, 2020
Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2021
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2021
	KBER FM	Ogden, UT	101.1	October 1, 2021
	KENZ FM	Provo, UT	101.9	October 1, 2021
	KHTB FM	Ogden, UT	94.9	October 1, 2021
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2021
	KRRF AM	Murray, UT	1230	October 1, 2021
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2021
	KSFO AM	San Francisco, CA	560	December 1, 2021
	KFFG FM	Los Gatos, CA	97.7	December 1, 2021
	KFOG FM	San Francisco, CA	104.5	December 1, 2021
	KNBR AM	San Francisco, CA	680	December 1, 2021
	KSAN FM	San Mateo, CA	107.7	December 1, 2021
	KTCT AM	San Mateo, CA	1050	December 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Santa Barbara, CA	KRUZ FM	Oak View, CA	106.3	December 1, 2021
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2020
	WEAS FM	Springfield, GA	93.1	April 1, 2020
	WIXV FM	Savannah, GA	95.5	April 1, 2020
	WJCL FM	Savannah, GA	96.5	April 1, 2020
	WJLG AM	Savannah, GA	900	April 1, 2020
	WZAT FM	Tybee Island, GA	102.1	April 1, 2020
	WTYB FM	Bluffton, SC	103.9	December 1, 2019
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2020
	KQHN FM	Waskom, TX	97.3	August 1, 2021
	KRMD AM	Shreveport, LA	1340	June 1, 2020
	KRMD FM	Oil City, LA	101.1	June 1, 2020
	KVMA FM	Shreveport, LA	102.9	June 1, 2020
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2022
	WMAS FM	Enfield, CT	94.7	April 1, 2022
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2021
	KWIN FM	Lodi, CA	97.7	December 1, 2021
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2022
	WXTL FM	Syracuse, NY	105.9	June 1, 2022
	WSKO AM	Syracuse, NY	1260	June 1, 2022
	WNTQ FM	Syracuse, NY	93.1	June 1, 2022
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020
	WGLF FM	Tallahassee, FL	104.1	February 1, 2020
	WHBT AM	Tallahassee, FL	1410	February 1, 2020
	WHBX FM	Tallahassee, FL	96.1	February 1, 2020
	WWLD FM	Cairo, GA	102.3	April 1, 2020
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2020
	WRQN FM	Bowling Green, OH	93.5	October 1, 2020
	WQQO FM	Sylvania, OH	105.5	October 1, 2020
	WXKR FM	Port Clinton, OH	94.5	October 1, 2020
	WTOD FM	Delta, OH	106.5	October 1, 2020
	WMIM FM	Luna Pier, MI	98.3	October 1, 2020
Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2021
	KDVV FM	Topeka, KS	100.3	June 1, 2021
	KMAJ AM	Topeka, KS	1440	June 1, 2021
	KMAJ FM	Carbondale, KS	107.7	June 1, 2021
	KTOP FM	St. Marys, KS	102.9	June 1, 2021
	KRWP FM	Stockton, MO	107.7	February 1, 2021
	KTOP AM	Topeka, KS	1490	June 1, 2021
	KWIC FM	Topeka, KS	99.3	June 1, 2021
Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2021
	KHYT FM	Tucson, AZ	107.5	October 1, 2021
	KIIM FM	Tucson, AZ	99.5	October 1, 2021
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2021
	KTUC AM	Tucson, AZ	1400	October 1, 2021
Washington, DC	WMAL AM	Washington, DC	630	October 1, 2019
	WRQX FM	Washington, DC	107.3	October 1, 2019
	WMAL FM	Woodbridge, VA	105.9	October 1, 2019
Westchester, NY	WFAS AM	White Plains, NY	1230	June 1, 2022
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2021
	KOLI FM	Electra, TX	94.9	August 1, 2021
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2021
	KYYI FM	Burkburnett, TX	104.7	August 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2022
	WBHT FM	Mountain Top, PA	97.1	August 1, 2022
	WBSX FM	Hazleton, PA	97.9	August 1, 2022
	WSJR FM	Dallas, PA	93.7	August 1, 2022
	WBHD FM	Olyphant, PA	95.7	August 1, 2022
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2022
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019
	WGNI FM	Wilmington, NC	102.7	December 1, 2019
	WKXS FM	Leland, NC	94.5	December 1, 2019
	WMNX FM	Wilmington, NC	97.3	December 1, 2019
	WWQQ FM	Wilmington, NC	101.3	December 1, 2019
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2022
	WWFX FM	Southbridge, MA	100.1	April 1, 2022
	WXLO FM	Fitchburg, MA	104.5	April 1, 2022
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2022
	WSBA AM	York, PA	910	August 1, 2022
	WGLD AM	Manchester Township, PA	1440	August 1, 2022
	WARM FM	York, PA	103.3	August 1, 2022
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2020
	WHOT FM	Youngstown, OH	101.1	October 1, 2020
	WLLF FM	Mercer, PA	96.7	August 1, 2022
	WPIC AM	Sharon, PA	790	August 1, 2022
	WQXK FM	Salem, OH	105.1	October 1, 2020
	WSOM AM	Salem, OH	600	October 1, 2020
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2022
	WYFM FM	Sharon, PA	102.9	August 1, 2022
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation, we acquired certain stations which Citadel was required to place in a divestiture trust in June 2007. Those were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreement stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. There are currently are only two stations remaining in that trust.

Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonable should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a declaratory ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis. Since that time, the FCC acted on several petitions for declaratory ruling which requested that various entities be permitted to exceed the 25% foreign equity and voting limitations. In those cases, the FCC permitted foreign ownership of as much as 100% by both specifically-identified foreign persons and generally, subject to various conditions. These rulings were based upon the specific facts relating to the respective case, and it is uncertain how the FCC would treat any request which might be made to increase alien ownership of our stock in excess of the current threshold.
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
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. The Communications Laws formerly restricted (1) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (2) the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market, but those “cross ownership” rules were lifted by the FCC effective in February 2018. However, the FCC’s action in lifting the cross ownership rules is currently the subject of a petition for review filed in March 2018 by several public interest organizations in the U.S. Court of Appeals for the District of Columbia.
To our knowledge, these multiple ownership rules do not require any change in our current ownership of radio broadcast stations. The Communications Laws limit the number of additional stations that we may acquire in the future in our existing markets as well as any new markets. Notwithstanding the foregoing, we currently have grandfathered attributable interests in one (1) FM station in each of the following radio markets: Albany, GA, Columbia, MO, Green Bay, WI, and Toledo, OH. In connection with our emergence from bankruptcy, we will be required to divest one FM station in each of those radio markets.
Because of these multiple ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in Cumulus (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio stations, depending on the number and location of those radio stations. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our stockholders with an attributable interest violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
The FCC generally applies its broadcast multiple ownership rules by considering the “attributable” interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station. If an interest is attributable, the FCC treats the person or entity that holds that interest as the “owner” of the radio station in question, and that interest thus is attributed to the person in determining compliance with the FCC’s ownership rules.
With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations owned by the corporation. As discussed below, participation in an LMA or a joint sales agreement (“JSA”) also may result in an attributable interest. See “- Local Marketing Agreements” and "-Joint Sales Agreements."

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holdings of less than 5% of an entity’s voting stock, non-voting equity and debt interests (unless stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests collectively constitute more than 33% of a station’s “enterprise value," which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another radio station in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests).
Programming and Operation
The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC requires that certain portions of a radio station’s public inspection file be uploaded to the FCC’s online data base.
Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules but also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our cash flows, financial condition or operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). In September 2015, the FCC adopted an order revising its rules that require a radio station to broadcast the material terms and conditions of any on-air contest. Under these, stations may satisfy that disclosure obligation by posting the material terms and conditions of an on-air contest on the station’s web site or on another publicly-available Internet site instead of broadcasting them over the air.
In October 2015, the FCC made changes to certain technical rules regarding the AM radio service, and also adopted procedures designed to make it easier for owners of AM stations to use FM translators to rebroadcast their AM stations’ signals. We cannot predict at this time the extent, if any, to which those rule changes and procedures will affect our operations.
We are and have been subject to listener complaints from time to time on a variety of matters, and, while none of them has had a material adverse effect on our cash flows, financial condition or operations as a whole to date, we cannot predict whether any future complaint might have a material adverse effect on our future financial condition or results of operations.
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

Joint Sales Agreements
From time to time, radio stations enter into a Joint Sales Agreement ("JSA"). A typical JSA authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime in exchange for a periodic payment to the station whose airtime is being sold (which may include a share of the revenue collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.
Under the FCC’s ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.
In January 2000, the FCC released a Report and Order adopting rules for a new Low Power FM (“LPFM”) service consisting of two classes of radio stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for LPFM radio stations and, in certain circumstances, required full power stations (like the ones we own) to provide assistance to LPFM stations in the event they are subject to interference or are required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. The FCC has limited ownership and operation of LPFM stations to persons and entities that do not currently have an attributable interest in any FM station and has required that LPFM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for LPFM stations and many LPFM stations are now operating around the country. To date, LPFM radio stations have not had a material adverse effect on our financial condition or results of operations. The Local Radio Community Act of 2010 (the “LRCA”), which was signed into law in January 2011, requires the FCC to, among other things, (1) modify its rules to authorize LPFM stations to operate on second-adjacent channels to full-power radio stations, and (2) waive second-adjacent channel separation requirements if the proposed operation of an LPFM station would not cause interference to any authorized full-power station. This law required the FCC to complete a study within one year of enactment to assess the economic impact that LPFM stations have on full-power radio stations like the stations we own. In compliance with this law, the FCC issued several reports in 2012 in which it found that LPFM stations generally serve areas that are substantially smaller in size and population than those served by full-service commercial radio stations, that LPFM stations have less of an Internet presence than full-power stations, that LPFM stations offer program formats different than full-power stations, and that the average LPFM station located in a Nielsen Audio market has negligible ratings and a significantly smaller audience than most full-power stations in the same market.
The FCC’s action under the LRCA could increase the number of LPFM stations in markets where we have stations, and that increase could produce interference from LPFM stations to our stations. We cannot predict at this time whether the LRCA in particular or the advent of LPFM service in general will have a material adverse impact on our operations in the future. We also cannot predict whether LPFM service could increase competition for listeners and revenues and have a material adverse effect on our financial condition or results of operations.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (“HSR Act”), by the Department of Justice (the "DOJ”) or the Federal Trade Commission (the “FTC”), either of which can be required to, or can otherwise determine to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $80.8 million or more. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers as of March 21, 2018:

Name	Age	Position(s)
Mary G. Berner	58	President and Chief Executive Officer
John Abbot	55	Executive Vice President, Treasurer and Chief Financial Officer
Richard S. Denning	51	Senior Vice President, Secretary and General Counsel
Suzanne M. Grimes	59	Executive Vice President of Corporate Marketing and President of Westwood One

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
Available Information
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Internet site address is www.cumulus.com. On our site we make available, free of charge, our most recent Annual Report on Form 10-K, subsequent quarterly reports, current reports, our proxy statements and other information we file with the SEC, as soon as reasonably practicable after such documents are filed.

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

We may not be able to obtain confirmation of the Plan.

With regard to any proposed plan of reorganization under chapter 11, a debtor seeking confirmation of a plan may not receive the requisite acceptances to confirm such plan. If the requisite acceptances of our Plan are received, we intend to seek confirmation of the Plan by the Bankruptcy Court. If the requisite acceptances of our Plan are not received from all classes of voting creditors, we may nevertheless seek confirmation of the Plan notwithstanding the existence of a dissenting class or classes. The Bankruptcy Court may confirm the Plan over the objection of a class of creditors pursuant to the provisions of the Bankruptcy Code if the plan satisfies section 1129(b) of the Bankruptcy Code. To confirm a plan over the objection of a dissenting class, the Bankruptcy Court also must find that at least one impaired class (which cannot be an “insider” class) has accepted the plan.

Even if the requisite acceptances of a proposed plan are received, the Bankruptcy Court is not obligated to confirm the plan as proposed. A dissenting holder of a claim against us could challenge the balloting procedures as not being in compliance with the Bankruptcy Code, which could mean that the results of the balloting may be invalid. If the Bankruptcy Court determined that the balloting procedures were appropriate and the results were valid, the Bankruptcy Court could still decline to confirm the Plan, if the Bankruptcy Court found that any of the statutory requirements for confirmation had not been met.

If our Plan is not confirmed by the Bankruptcy Court, (a) we may not be able to reorganize our businesses; (b) the distributions that holders of claims ultimately would receive, if any, with respect to their claims are uncertain; and (c) there is no assurance that we will be able to successfully develop, execute, confirm, and consummate an alternative plan that will be acceptable to the Bankruptcy Court and the holders of claims. It is also possible that third parties may seek and obtain approval from the Bankruptcy Court to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization.

Our emergence from chapter 11 of the Bankruptcy Code is not assured.

While we expect to emerge from chapter 11 of the Bankruptcy Code, there can be no assurance that we will successfully reorganize or when this reorganization will occur, irrespective of our obtaining confirmation of the Plan.

Indebtedness may adversely affect Reorganized Cumulus operations and financial condition.

According to the terms and conditions of the Plan, upon confirmation, Reorganized Cumulus is expected to have outstanding indebtedness of approximately $1.3 billion under the New Term Loan.

Reorganized Cumulus's ability to service its debt obligations will depend upon, among other things, its future operating performance. These factors depend partly on economic, financial, competitive and other factors beyond Reorganized Cumulus’s control. Reorganized Cumulus may not be able to generate sufficient cash from operations to meet its debt service obligations as well as fund necessary capital expenditures. In addition, if Reorganized Cumulus needs to refinance its debt, obtain additional financing or sell assets or equity, it may not be able to do so on commercially reasonable terms, if at all.

Any default under the New First Lien Debt could adversely affect our growth, financial condition, results of operations, the value of our equity and ability to make payments on such debt. Reorganized Cumulus may incur significant additional debt in the future.

We may not be able to achieve our projected financial results.

The financial projections that we set forth represented management's best estimate of our future financial performance based on the information that was available to management at the time of the estimate. The estimates provided include information regarding future operations and the U.S. and world economies in our particular industry. Our actual financial results may differ significantly from the projections and, as such, could impact the Plan and confirmation of the Plan. If we do not achieve our projected financial results, the trading prices of our Reorganized Common Equity may be negatively affected, which could in turn prevent us from obtaining additional liquidity in the event we lack sufficient liquidity to continue operating as planned after the effective date of the Plan. Moreover, the financial condition and results of operations of Reorganized Cumulus from and after the effective date of the Plan may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

The New Term Loan Agreement is expected to contain certain restrictions and limitations that could significantly affect Reorganized Cumulus’s ability to operate its business, as well as significantly affect its liquidity.
The New Term Loan Agreement is expected to contain a number of significant covenants that could adversely affect Reorganized Cumulus’s ability to operate its businesses, as well as significantly affect its liquidity, and therefore could adversely affect Reorganized Cumulus’s results of operations. These covenants are expected to restrict (subject to certain exceptions) Reorganized Cumulus’s ability to: incur additional indebtedness; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; sell assets; make investments, loans and advances; make payments and modifications to subordinated and other material debt instruments; enter into transactions with affiliates; consummate sale-leaseback transactions; change its fiscal year; enter into hedging arrangements; allow third parties to manage its stations, and sell substantially all of the stations’ programming or advertising; transfer or assign FCC licenses to third parties; and change its lines of business.
The breach of any covenants or obligations in the New Term Loan, not otherwise waived or amended, could result in a default under the New Term Loan Agreement and could trigger acceleration of those obligations. Any default under the New Term Loan could adversely affect Reorganized Cumulus’s growth, financial condition, results of operations and ability to make payments on debt.
Upon our emergence from bankruptcy, the composition of our board of directors will change significantly.

Under the Plan, the composition of our board of directors will change significantly. The Restructuring Support Agreement contemplates upon emergence, the board of directors will be comprised of seven directors. The Consenting Creditors will designate six members in the aggregate, and the remaining director will be the President and Chief Executive Officer of Reorganized Cumulus. Accordingly, six of our seven directors are expected to be new to the Company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The pursuit of the bankruptcy filing has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have a material adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Leading up to and following commencement of the chapter 11 cases, our management was required to spend a significant amount of time and effort focusing on the filings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Plan is not confirmed. During the continued pendency of the chapter 11 cases, our employees are facing considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. In addition, we could experience losses of customers who may be concerned about our long-term viability.

Operating in bankruptcy for a long period of time may harm our business.

Our future results will be dependent upon the successful implementation of the Plan. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. The longer the proceedings related to the Bankruptcy Filings continue, the more likely it is that customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. So long as the proceedings related to these cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Bankruptcy Filings, including the cost of litigation.

Our shares of common stock are not listed for trading on a national securities exchange.

Our Class A common stock currently trades on the OTC Pink Sheets maintained by the OTC Markets Group, Inc. (the “OTC Market”) and is not listed for trading on a national securities exchange. Investments in securities trading on the OTC Market are generally less liquid than investments in securities trading on a national securities exchange.

The success of our business is dependent upon advertising revenues, which are seasonal and cyclical, and also fluctuate as a result of a number of factors, some of which are beyond our control.
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
The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising which, in turn, depends on, among other things, the number of local advertising competitors and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to both micro- and macro-economic conditions.
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
The Telecommunications Act of 1996 ("Telecom Act") opened up markets to competition by removing regulatory barriers to entry. The Telecom Act may allow for the further consolidation of ownership of radio broadcasting stations in markets in which we operate or may operate in the future, which could further increase competition in these markets. In addition, some competing owners may be larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. The lifting of cross ownership rules by the FCC in 2018 further removed barriers to competition from local media companies who might purchase radio station in our markets. As a result of all the foregoing, there can be no assurance that the competitive environment will not affect us, and that any one or all of our stations will be able to maintain or increase advertising revenue market share.

The loss of affiliation agreements by our radio networks could materially adversely affect our financial condition and results of operations.
We have approximately 8,000 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases expenses.
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
The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for listeners and advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the radio broadcasting industry as a whole. Various other audio technologies and services have been developed which compete for listeners and advertising dollars traditionally spent on radio advertising including:

•	personal digital audio and video devices (e.g. smart phones, tablets);

•	satellite delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio;

•	audio programming by internet content providers, internet radio stations such as Pandora, cable systems, direct broadcast satellite systems and other digital audio broadcast formats;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts); and

•	search engine and e-commerce websites where a significant portion of their revenues are derived from advertising dollars such as Google and Yelp.
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
Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could negatively impact our operations and customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption as a result of events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches as a result of employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, significant liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could have a material adverse affect our business.

We have written off, and could in the future be required to write off a significant portion of the fair value of our FCC licenses and goodwill, which may adversely affect our financial condition and results of operations.
As of December 31, 2017, our FCC licenses and goodwill comprised 66.0% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other, to assess the fair value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2017, we recorded an impairment charge of $335.9 million on our FCC licenses. During the year ended December 31, 2016, we recorded an impairment charge of $603.1 million on our goodwill and FCC licenses. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
Disruptions in the capital and credit markets, our bankruptcy filing or our substantial indebtedness could restrict our ability to access financing in the future.
Following our emergence from chapter 11 protection, Reorganized Cumulus may in the future need to rely on the capital and credit markets to meet our financial commitments or short-term liquidity needs if internal funds from operations are not sufficient for these purposes. Disruptions in the capital and credit markets could adversely affect our ability to access capital. Disruptions in the capital and credit markets may also result in increased costs associated with bank credit facilities and other sources of capital.
Longer term disruptions in the capital and credit markets as a result of market or business uncertainty, changing or increased regulation, or reduced financing alternatives could adversely affect our ability to access or obtain any future financing. Any such disruption could increase our costs, require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged. Such measures could include higher cost financings, deferring capital expenditures and reducing or eliminating future uses of cash, any of which could materially adversely affect our business and results of operations.
In addition, access to capital markets or credit markets may not be available on favorable terms, or at all, because of our bankruptcy filings, our substantial level of indebtedness or otherwise. If we raise additional capital through debt financing, the financing may involve covenants that would further restrict our business activities. Restrictions on the access to necessary additional funding may cause us to cancel or delay certain projects, initiatives, or business activities and could have a material adverse effect on our financial condition and operating results.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.
Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results. We also maintain reserves to cover the uncollectibilty of a portion of our accounts receivable. There can be no assurance that such bad debt reserves will be sufficient.
We are dependent on key personnel.
Our business is and is expected to continue to be managed by a small number of key management and operating personnel, and our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to effectively train and manage our employee base. Although we have entered into employment and other retention agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances, we cannot be assured that all of those restrictions would be enforced if challenged in court.
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
The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one our stations is improperly interfering with that licensee’s station. There can be no assurance as to how the FCC might resolve that dispute. These FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on our business and results of operations.
Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, regulations related to the online collection and use of anonymous user data and unique device identifiers, such as Internet Protocol addresses ("IP address"), unique mobile device identifiers or geo-location data and other privacy and data protection regulation. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency, sponsorship identification and EAS rules, violations of which could have a material adverse effect on our business.
The Company is subject to many rules and regulations that govern the operations of its radio stations. The FCC has previously imposed, or sought to impose, fines on the Company, such as a $540,000 penalty imposed on us in early 2016 for sponsorship identification violations occurring in 2011, nearly all of which occurred prior to the Company’s ownership of the station and continued for approximately one month thereafter.  The FCC also has shortened the license renewal terms for certain of our radio stations in response to rule violations. It also is not uncommon for a radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and/or operated by the Company, and those penalties can be substantial.

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
Legislation could require radio broadcasters to pay additional royalties, including to additional parties such as record labels or recording artists.
We currently pay royalties to song composers and publishers through Broadcast Music Inc., the American Society of Composers, Authors and Publishers, SESAC, Inc. and Global Music Rights, LLC but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
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
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For purposes of federal and state securities laws, forward-looking statements are all statements other than those of historical fact and are typically identified by the words “believes,”, "contemplates", “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will” and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Cumulus and its directors and officers with respect to, among other things, future events, financial results and financial trends expected to impact Cumulus.

Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and other factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our achievement of certain expected revenue results, including as a result of factors or events that are unexpected or otherwise outside of our control;

•	the successful reorganization of our business in chapter 11, or when this reorganization will occur, irrespective of our obtaining confirmation of the Plan;

•	our capital structure upon any reorganization;

•	our ability to generate sufficient cash flows to service our debt and other obligations and our ability to access capital, including debt or equity;

•	general economic or business conditions affecting the radio broadcasting industry which may be less favorable than expected, decreasing spending by advertisers;

•	changes in market conditions which could impair our goodwill or intangible assets and the effects of any material impairment of our goodwill or intangible assets;

•	our ability to execute our business plan and strategy;

•	our ability to attract, motivate and/or retain key executives and associates;

•	increased competition in the radio broadcasting industry and our ability to respond to changes in technology in order to remain competitive;

•	disruptions or security breaches of our information technology infrastructure;

•	the impact of current, pending or future legislation and regulations, antitrust considerations, and pending or future litigation or claims;

•	changes in regulatory or legislative policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	changes in capital expenditure requirements;

•	changes in interest rates;

•
the possibility that we may be unable to achieve any expected cost-saving or operational synergies in connection with any acquisitions or business improvement initiatives, or achieve them within the expected time periods; and

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
We own properties throughout our markets and also lease additional studio, office facilities, and tower sites in support of our business operations. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York; Dallas, Texas; Denver, Colorado and Los Angeles, California for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, our studios, office space and transmission facilities require periodic maintenance and refurbishment.

Item 3.	Legal Proceedings

On March 1, 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia ("Plaintiff") v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:11-mc-00176-LPS, U.S. District Court for the District of Delaware, alleged that the defendants have infringed on two of plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” The Complaint sought unspecified damages. The Court stayed the case on November 14, 2011 pending reexamination of the patents-in-suit before the U.S. Patent Office.  On June 6, 2012, Plaintiff filed a motion to lift the stay.  On March 25, 2013, the Court entered an order denying Plaintiff’s motion to lift the stay.  However, the Court ordered that “the stay shall be lifted upon the issuance of the Notice of Intent to Issue Reexamination Certifications (‘NIRC’)” for the two patents-in-suit.  By operation of the Court’s Order, the stay was lifted on July 8, 2013, when the final NIRC was issued for the two patents-in-suit.  Notwithstanding the foregoing, on November 27, 2017, the Plaintiff and defendants filed a stipulation of dismissal of the action and the action was dismissed with prejudice by court order in early December, 2017, thereby concluding the case.

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

In the first quarter of 2016, CBS Radio Inc. ("CBS") filed a demand for arbitration against certain of the Company's subsidiaries. This action alleged that certain of its subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content. As previously disclosed, in the third quarter of 2016, the Company settled these claims in exchange for a one-time payment of $13.3 million. This payment was classified as a content cost in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

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
Shares of our Class A common stock, par value $0.01 per share, were delisted from the National Association of Securities Dealers Automated Quotations (the "NASDAQ") Capital Market as of November 22, 2017, because the Company was not compliant with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). On November 29, 2017, the Company's stock began trading on the OTC Markets.
The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A common stock as reported in published financial sources. Sales prices have been adjusted for all periods presented to reflect the impact of the Reverse Stock Split.

Year	High	Low
2016
First Quarter	$0.60	$0.18
Second Quarter	$0.50	$0.26
Third Quarter	$0.45	$0.29
Fourth Quarter	$2.40	$0.30
2017
First Quarter	$1.20	$0.32
Second Quarter	$0.84	$0.22
Third Quarter	$0.58	$0.30
Fourth Quarter	$0.72	$0.04

Holders
As of March 21, 2018, there were approximately 606 holders of record of our Class A common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the Credit Agreement and the Plan and our New First Lean Debt, and expect to be subject to restrictions under any credit agreement we enter into in connection with our emergence from protection under the Bankruptcy Code, that limit the amount of dividends that we may pay on our common stock. For a more detailed discussion of the restrictions in our Credit Agreement, see Note 6, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.
Stock Performance Graph
The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2017 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) NASDAQ; and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2012 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2017. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Cumulus (1)	$100.00	$179.53	$98.14	$7.42	$23.67	$6.03
S&P 500 Index	100.00	146.97	163.71	162.52	178.02	223.06
NASDAQ Index	100.00	157.44	178.53	188.75	209.51	276.22
Radio Index (2)	100.00	158.17	131.44	103.63	146.87	129.97

(1)	As discussed in further detail above, the Company's common stock was delisted from the NASDAQ as of November 21, 2017, as such, the Company's stock price performance was calculated through that date.

(2)
The Radio Index consists of the following companies: Beasley Broadcast Group, Inc., iHeartMedia, Inc. (formerly Clear Channel Holdings, Inc.), Emmis Communications Corp., Entercom Communications Corp., Urban One, Inc. (formerly Radio One, Inc.), and Saga Communications, Inc.

Pursuant to SEC rules, this “Stock Performance Graph” section of this Form 10-K is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6.	Selected Financial Data
Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, has been derived from our consolidated financial statements and related notes beginning on page F-2 of this Form 10-K. The selected historical consolidated financial information as of December 31, 2015, 2014 and 2013, and for the years ended December 31, 2014 and 2013, has been derived from our consolidated financial statements, and related notes previously filed with the SEC but not included or incorporated by reference herein.

Primarily as a result of our completion of a number of significant transactions in various of the periods reported, including the December 12, 2013 completion of our acquisition of Westwood One, Inc. (the "Westwood One Acquisition"), the November 14, 2013 completion of the sale to Townsquare Media, LLC (“Townsquare”) of 53 radio stations in twelve small and mid-sized markets for $235.0 million in cash and the swap with Townsquare of 15 radio stations in two small and mid-sized markets in exchange for 5 radio stations in Fresno, California (the "Townsquare Transaction") (with the stations swapped to Townsquare therein being treated as discontinued operations in all periods presented), each of whose operating results have been included in Cumulus’ financial statements since their respective dates of acquisition, and excluded since their dates of sale and various refinancing transactions from time to time, we believe that our results of operations for any period, and our financial condition at any date, provide only limited comparability to other periods. You are cautioned to not place undue reliance on any such comparison.
The selected historical consolidated financial information, which has been adjusted to reflect our October 12, 2016 one-for-eight (1:8) reverse stock split, presented below does not contain all of the information you should consider when evaluating Cumulus and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-2 of this Form 10-K. Various factors are expected to have an effect on our financial condition and results of operations in the future. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,135,662	$1,141,400	$1,168,679	$1,263,423	$1,026,138
Content costs	402,978	427,780	396,426	433,596	264,871
Selling, general & administrative expenses	477,535	472,900	477,327	470,441	403,381
Depreciation and amortization	62,239	87,267	102,105	115,275	112,511
LMA fees	10,884	12,824	10,129	7,195	3,716
Corporate expenses (including non-cash stock-based compensation expense)	59,062	40,148	73,403	76,428	59,830
(Gain) loss on sale of assets or stations	(2,499)	(95,695)	2,856	(1,342)	(3,685)
Impairment of intangible assets and goodwill (1)	335,909	604,965	565,584	—	—
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—
Operating (loss) income	(210,446)	(408,789)	(478,515)	161,830	187,366
Reorganization items, net (2)	(31,603)	—	—	—	—
Interest expense	(126,952)	(138,634)	(141,679)	(145,533)	(178,274)
Interest income	136	493	433	1,388	1,293
(Loss) gain on early extinguishment of debt	(1,063)	8,017	13,222	—	(34,934)
Other (expense) income, net	(363)	2,039	14,205	4,338	(302)
(Loss) income from continuing operations before income taxes	(370,291)	(536,874)	(592,334)	22,023	(24,851)
Income tax benefit (expense)	163,726	26,154	45,840	(10,254)	68,464
(Loss) income from continuing operations	(206,565)	(510,720)	(546,494)	11,769	43,613
Income from discontinued operations, net of taxes	—	—	—	—	132,470
Net (loss) income	$(206,565)	$(510,720)	$(546,494)	$11,769	$176,083
Less: dividends declared and accretion of redeemable preferred stock	—	—	—	—	10,676
(Loss) income attributable to common shareholders	$(206,565)	$(510,720)	$(546,494)	$11,769	$165,407
Basic (loss) income per common share	$(7.05)	$(17.45)	$(18.72)	$0.40	$6.08
Diluted (loss) income per common share	$(7.05)	$(17.45)	$(18.72)	$0.40	$6.00

	Year Ended December 31,
	2017		2016	2015	2014	2013
OTHER DATA:
Cash flows related to:
Operating activities	$86,596		$35,745	$82,432	$136,796	$121,141
Investing activities	(26,816)		83,854	(7,961)	(15,572)	(92,625)
Financing activities	(88,148)		(19,997)	(50,085)	(146,745)	83,774
Capital expenditures	(31,932)		(23,037)	(19,236)	(19,006)	(11,081)
BALANCE SHEET DATA:
Total assets	$2,027,319		$2,412,691	$3,002,388	$3,717,572	$3,838,128
Long-term debt (including current portion)	2,332,209	(3)	2,384,157	2,402,901	2,457,258	2,594,586
Total stockholders’ (deficit) equity	$(696,115)		$(491,738)	$16,032	$541,580	$512,740

(1)
Impairment charges in 2017, 2016 and 2015 were recorded in connection with our interim and annual impairment testing under ASC 350. See Note 4, “Intangible Assets and Goodwill,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(2)
Reorganization items recorded in connection with our chapter 11 cases. See Note 9, “Reorganization Items, net,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(3)	Long-term debt has been classified in the Company's liabilities subject to compromise as of December 31, 2017.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-K, including our consolidated financial statements and notes thereto beginning on page F-2 in this Form 10-K, as well as the information set forth in Item 1 "Business - Current Bankruptcy Proceedings" and Item 1A "Risk Factors." This discussion, as well as various other sections of this Annual Report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statements Regarding Forward-Looking Statements."

For additional information about certain of the matters discussed and described in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying audited consolidated financial statements included elsewhere in this Annual Report. In addition, for information relating to our current expectations for liquidity and capital structure upon our emergence from chapter 11 of the Bankruptcy Code, see Item 1 "Business - Current Bankruptcy Proceedings." No assurances can be provided that our actual liquidity and capital structure will not differ materially from our expectations set out therein.

Our Business and Operating Overview

A leader in the radio broadcasting industry, Cumulus (PINK: CMLSQ) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 445 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally, Cumulus is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
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
Digital advertising revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our streaming audio network, digital commerce platform, websites and mobile applications. We operate one of the largest streaming audio advertising networks in the United States, including owned and operated internet radio simulcast stations, and other third party digital audio companies with whom we have advertising reseller agreements. Through Cumulus Digital C-Suite, a comprehensive portfolio of digital marketing solutions, we sell digital advertising adjacent to, or embedded in, podcasts through our network of owned and third party podcasts. Additionally, our digital commerce platform utilizes couponing and discounted daily deals to create promotional opportunities for local, regional and national clients under our Sweet Deals and Incentrev brands. We also sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites.
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
License fees & other. All other non-advertising based revenue types in which the Company participates are aggregated in our License fees & other revenue category. This includes fees we receive for content licensing, third party network compensation, proprietary software licensing, subleases and rents (predominantly for owned towers), and all other revenue.

Current Bankruptcy Proceedings; Liquidity and Going Concern Considerations

On November 29, 2017 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”. The Debtors' chapter 11 cases are being jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381.

Immediately prior to the commencement of the case the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors (the “Consenting Creditors”) under that certain Amended and Restated Credit Agreement, dated as of December 23, 2013 (the “Credit Agreement”), by and among the Company, Cumulus Media Holdings Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time, and Crestview Radio Investors, LLC and certain of its affiliates (the “Consenting Equityholders”). The Restructuring Support Agreement contemplates the implementation of a financial restructuring of the Debtors (as described below) through a conversion of more than $1.0 billion of the Company’s funded debt into equity (collectively, the “Restructuring”). The Restructuring will be effectuated by a joint plan of reorganization (the “Plan”) under chapter 11 of the Bankruptcy Code if confirmed by the Bankruptcy Court.

On December 1, 2017, the Bankruptcy Court approved certain motions and applications the Debtors filed on the Petition Date (the “First Day Motions”), certain of which were approved on an interim basis. On December 21, 2017, the Bankruptcy Court approved all of the Company’s First Day Motions on a final basis. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Company was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Company’s operations without interruption during the course of its restructuring. Also pursuant to the First Day Motions, the Company received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, pay certain claims relating to on-air talent and taxes, continue its cash management programs and insurance policies, as well as continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On December 9, 2017, the Debtors filed the Plan with the Bankruptcy Court and a related disclosure statement (the "Disclosure Statement") pursuant to chapter 11 of the Bankruptcy Code. On January 18, 2018, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization and the related first modified disclosure statement for the Plan pursuant to chapter 11 of the Bankruptcy Code. The Plan and Disclosure Statement were further modified on January 31, 2018, February 2, 2018, February 12, 2018, and March 16, 2018. On February 2, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and authorizing the solicitation of votes on the Plan.

    Pursuant to the Plan, holders of claims with respect to the Term Loans (“Term Loan Claims”) would receive their pro rata share of approximately $1.3 billion in principal amount of new first lien term loans maturing in 2022 (the “New First Lien Debt”) and 83.5% of the issued and outstanding amount of common stock (the “Reorganized Common Equity”) to be issued by the reorganized Company (“Reorganized Cumulus”), subject to dilution by any Reorganized Common Equity issued pursuant to a post-emergence equity management incentive compensation plan (the “MIP”). Holders of unsecured claims against the Company, including claims arising from the Company’s 7.75% Senior Notes due 2019 (the “Notes”), would receive, in the aggregate, 16.5% of the Reorganized Common Equity, subject to dilution by the MIP. The New First Lien Debt would accrue interest at the  London Inter-bank Offered Rate ("LIBOR") plus 4.50% per annum, subject to a LIBOR floor of 1.00% or, at Reorganized Cumulus’s option, an alternate base rate plus 3.50% per annum, subject to an alternate base rate floor of 2.00%. Reorganized Cumulus would be permitted to enter into a revolving credit facility or recievables providing commitments of up to $50.0 million. The New First Lien Debt would amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the New First Lien Debt with the balance payable on the maturity date. Reorganized Cumulus would be able to voluntarily prepay the New First Lien Debt in whole or in part without premium or penalty, except that any prepayment during the period of six months following the issuance of the New First Lien Debt would require a premium equal to 1% of the prepaid principal amount. Certain mandatory prepayments on the New First Lien Debt would be required upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from excess cash flow as defined. The New First Lien Debt would not have any financial maintenance covenants. The other terms and conditions of the New First Lien Debt would generally be similar to those set forth in the Credit Agreement, except as set forth in the term sheet attached to the Restructuring Support Agreement (the "Term Sheet"). The New First Lien Debt would be secured by first priority security interests in substantially all the assets of Reorganized Cumulus and the Guarantors (as defined below) in a manner substantially consistent with the Credit Agreement, subject to the terms of the term sheet. In addition, the direct parent of Reorganized Cumulus (the “Parent”) and all present and future wholly-owned subsidiaries of the Parent, subject to exceptions that are substantially consistent with those set forth in the Credit Agreement, would guarantee the New First Lien Debt (the "Guarantors").  The Plan contemplates that the Board of Directors of Reorganized Cumulus would consist of the President and Chief Executive Officer of the Company and six directors chosen by the Consenting Creditors. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court is not obligated to confirm the Plan as proposed.

As of December 31, 2017, the Company had $102.9 million of unrestricted cash and cash equivalents. The Company has generated positive cash flows from operating activities of $86.6 million and $35.7 million for the years ended December 31, 2017 and 2016, respectively.

Prior to the filing of the Bankruptcy Petitions, our principal sources of funds had primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics, and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets where the net value accretion realized in a sale exceeds the value that management believes could be realized over time by continuing to operate the assets, that are not a part of, or do not complement, our strategic operations, subject to market and other conditions in existence at that time.

As of December 31, 2017, the Company had a $1.722 billion term loan outstanding under its Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement") which consists of a term loan (the "Term Loan") and a $200.0 million revolving credit facility (the "Revolving Credit Facility"). On May 13, 2011, the Company had $610.0 million of 7.75% Senior Notes (the "Senior Notes") outstanding. Amounts outstanding under the term loan are scheduled to mature on December 23, 2020 and the 7.75% Senior Notes mature on May 1, 2019. Notwithstanding these maturity dates, and as disclosed further in Note 6, the Credit Agreement includes a springing maturity provision that provides that if on January 30, 2019 the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the maturity date of the term loan will be accelerated to January 30, 2019. If the Plan is not approved, or the Company is unable to take other steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.
In connection with the Company's chapter 11 cases, the Company is required to make adequate protection payments on the Term Loan. The amounts of these payments are calculated under the terms described in Note 6 in the consolidated financial statements included elsewhere in the Form 10-K. During the pendency of the Bankruptcy Petitions, ASC 852 requires the Company to recognize the adequate protection payments as a reduction to the principal balance of the Term Loan.
In the event amounts were outstanding under the Revolving Credit Facility or any letters of credit were outstanding that had not been collateralized by cash as of the end of each quarter, the Credit Agreement required compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2017 and 2016 was 4.25 to 1 and 5.00 to 1, respectively. The ratio was to decrease to 4.0 to 1 at March 31, 2018. At December 31, 2017, the Company's actual leverage ratio would have been in excess of the required ratio. As a result of our Bankruptcy Petitions, the Revolving Credit Facility was terminated, as such, at December 31, 2017 we had no borrowings outstanding under the Revolving Credit Facility.
On October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the scheduled interest payment on the 7.75% Senior Notes on November 1, 2017 of approximately $23.6 million. This nonpayment constituted a default under the terms of the indenture governing the 7.75% Senior Notes. The Company will continue to forgo future interest payments while under bankruptcy protection. The commencement of the chapter 11 cases also constituted an event of default under the terms of the indenture governing the 7.75% Senior Notes and under the terms of the Credit Agreement and accelerated the Company’s obligations under the indenture and the Credit Agreement. Any efforts to enforce obligations upon the occurrence of an event of default have been automatically stayed as a result of the Company's Bankruptcy Petition and the holders of the Term Loan and Senior Notes rights of enforcement in respect to any obligations are subject to the applicable provisions of the Bankruptcy Code.

On June 5, 2017, the Company’s Board of Directors adopted a stockholder rights plan which is scheduled to expire in June 2018.  Pursuant to the rights plan, the Company declared a dividend of one right for each outstanding share of Class A common stock of the Company, payable to holders of record on June 15, 2017.  The rights initially trade with the Company’s Class A common stock and will generally become exercisable only if any person (or any persons acting in concert or as a group) acquires a voting or economic position in 4.99% or more of the Company’s outstanding Class A common stock. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of Class A common stock at a 50% discount or the Company may exchange each right held by such holders for one share of Class A common stock. Under the rights plan, any person that owned more than 4.99% of the Company’s outstanding Class A common stock may continue to own its shares of Class A common stock but may not acquire a voting or economic interest in any additional shares of Class A common stock without triggering the rights plan. Pursuant to the Plan and Disclosure Statement filed on February 12, 2018, if the Plan is confirmed by the Bankruptcy Court all of the equity interests in the Company (including the Class A common Stock and rights under the rights plan) are expected to be cancelled or extinguished on the date that the Company emerges from bankruptcy.

As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, we incurred non-cash impairment charges against intangible assets and goodwill, including a non-cash impairment charge against our FCC licenses of $335.9 million for the year ended December 31, 2017 and charges of $603.1 million for the year ended December 31, 2016. Such non-cash charges reduced our reported operating results in those periods; however, as these charges did not require a cash outlay, they had no effect on our liquidity position in the near term. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

In recent periods, both prior to and following our filing of the Bankruptcy Petitions on November 29, 2017, we took a number of actions impacting our liquidity:

•	On August 29, 2017, we used proceeds from the sale of certain land and buildings to repay approximately $81.7 million of Term Loan borrowings in accordance with the terms of such agreement.

•
On October 26, 2017, we appealed NASDAQ's determination to delist the Company's securities from The NASDAQ Capital Market. On November 20, 2017, we received a notification from The NASDAQ Stock Market LLC indicating that as a result of the Company's previously disclosed non-compliance with certain NASDAQ listing rules, trading in the Company’s Class A common stock would be suspended effective at the open of business, on November 22, 2017. The Company's Class A common stock has been quoted on the OTC Markets since such date.

•
On October 30, 2017, as described above, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017 scheduled interest payment of $23.6 million on the Company's 7.75% Senior Notes. The Company will continue to forgo interest payments on the 7.75% Senior Notes. while under bankruptcy protection.

•
On November 28, 2017, we voluntarily terminated our $50.0 million revolving accounts receivable securitization facility entered into on December 6, 2013 (the “Securitization Facility”) with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, swing line lender and administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). Pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company were eligible to sell and/or contribute their accounts receivable to a special purpose entity and wholly-owned subsidiary of the Company (the “SPV”). The SPV could thereafter make borrowings from the Lenders, which borrowings were secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (the “Funding Agreement”). No borrowings were outstanding under the Securitization Facility as of the termination date.

•
On February 1, 2018, the Company and Merlin Media, LLC ("Merlin") agreed to terminate certain obligations under which the Company was required to purchase two FM stations and to allow the Company to continue to operate those stations under an amended local marketing agreement. Merlin and the Company originally entered into a local marketing agreement relating to these stations on January 2, 2014. Under this local marketing agreement, the Company was responsible for programming two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following October 3, 2014, respectively, in exchange for the Company retaining the operating profits from these radio stations.

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and Accounting Standards Codification ("ASC") 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K. Based on the Company's substantial level of indebtedness and, as described above, the Company's filing for relief under chapter 11 of the Bankruptcy Code as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Form 10-K.

Notwithstanding the aforementioned, the accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern.

Advertising Revenue

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

In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $40.1 million, $37.7 million and $39.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Non-GAAP Financial Measure

Consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") and segment Adjusted EBITDA are the financial metrics by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole and each of our reportable segments, respectively. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA, excluding the impact of local marketing agreement fees, is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange or sale of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets.

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

Consolidated Results of Operations
Analysis of Consolidated Statements of Operations

The following selected data from our audited consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Year Ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,135,662	$1,141,400	$1,168,679	$(5,738)	-0.5%	$(27,279)	-2.3%
Content costs	402,978	427,780	396,426	(24,802)	-5.8%	31,354	7.9%
Selling, general & administrative expenses	477,535	472,900	477,327	4,635	1.0%	(4,427)	-0.9%
Depreciation and amortization	62,239	87,267	102,105	(25,028)	-28.7%	(14,838)	-14.5%
Local marketing agreement fees	10,884	12,824	10,129	(1,940)	-15.1%	2,695	26.6%
Corporate expenses (including stock-based compensation expense)	59,062	40,148	73,403	18,914	47.1%	(33,255)	-45.3%
(Gain) loss on sale of assets or stations	(2,499)	(95,695)	2,856	93,196	**	(98,551)	**
Impairment of intangible assets and goodwill	335,909	604,965	565,584	(269,056)	-44.5%	39,381	7.0%
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	**	(19,364)	**
Operating loss	(210,446)	(408,789)	(478,515)	198,343	-48.5%	69,726	**
Reorganization items, net	(31,603)	—	—	**	**	**	**
Interest expense	(126,952)	(138,634)	(141,679)	11,682	8.4%	3,045	2.1%
Interest income	136	493	433	(357)	-72.4%	60	13.9%
(Loss) gain on early extinguishment of debt	(1,063)	8,017	13,222	(9,080)	**	(5,205)	-39.4%
Other (expense) income, net	(363)	2,039	14,205	3	**	(12,166)	-85.6%
Loss from continuing operations before income taxes	(370,291)	(536,874)	(592,334)	166,583	31.0%	55,460	9.4%
Income tax benefit	163,726	26,154	45,840	137,572	**	(19,686)	-42.9%
Net loss	$(206,565)	$(510,720)	$(546,494)	$304,155	59.6%	$35,774	6.5%
OTHER DATA:
Adjusted EBITDA	$217,751	$205,867	$259,145	$11,884	5.8%	$(53,278)	-20.6%

**	Calculation is not meaningful.

Year Ended December 31, 2017 compared to Year Ended December 31, 2016
Net Revenue
Net revenue for the year ended December 31, 2017 decreased $5.7 million, or 0.5%, to $1,135.7 million compared to $1,141.4 million for the year ended December 31, 2016. The decrease resulted from declines of $12.1 million and $0.9 million in political advertising and broadcast advertising, respectively, partially offset by increases of $4.6 million and $2.7 million in digital advertising and license fees and other revenue, respectively. For a discussion of net revenue by segment and a comparison between the year ended December 31, 2017 and the year ended December 31, 2016, see the discussion under "Segment Results of Operations."

Content Costs
Content costs for the year ended December 31, 2017 decreased $24.8 million, or 5.8%, to $403.0 million compared to $427.8 million for the year ended December 31, 2016. The decrease was primarily driven by the impact of an expense of $14.4 million at Westwood One incurred during the third quarter of 2016, related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, and lower content costs at the Station Group, partially offset by higher content costs at Westwood One associated with increased revenue.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the year ended December 31, 2017 increased by $4.6 million, or 1.0%, to $477.5 million compared to $472.9 million for the year ended December 31, 2016. The increase resulted primarily from an increase of $4.7 million in bad debt expense.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2017 decreased $25.0 million, or 28.7%, to $62.2 million compared to $87.3 million for the year ended December 31, 2016. This decrease was primarily caused by a decrease in amortization expense on our definite-lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are being consumed.
Local Marketing Agreement Fees
Local marketing agreement fees for the year ended December 31, 2017 decreased $1.9 million, or 15.1%, to $10.9 million compared to $12.8 million for the year ended December 31, 2016. This decrease was related to an expense for the termination of a LMA in the San Francisco market in 2016.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs
Corporate expenses, including stock-based compensation expense and acquisition-related and restructuring costs, for the year ended December 31, 2017 increased $18.9 million, or 47.1%, to $59.1 million compared to $40.1 million for the year ended December 31, 2016. This increase was primarily the result of expenses related to professional fees related to the Company's debt restructuring efforts, partially offset by decreases in professional services and stock-based compensation expenses.
Impairment of Intangible Assets and Goodwill
During the year ended December 31, 2017, we recorded impairment charges related to our FCC license intangible assets of $335.9 million. During the year ended December 31, 2016, we recorded impairment charges related to goodwill and intangible assets, including FCC licenses, of $568.1 million and $36.9 million, respectively. For additional information on these charges, see Note 4, Intangible Assets and Goodwill in the consolidated financial statements included elsewhere in this Form 10-K.
Gain on Sale of Assets or Stations
During the year ended December 31, 2017, we recorded a gain on sale of assets or stations of $2.5 million primarily related to the sale of land in Salt Lake City, Utah. During the year ended December 31, 2016, we recorded a gain on sale of assets or stations of $95.7 million, primarily related to the sale of real property in Los Angeles, California.
Reorganization Items, Net
During the year ended December 31, 2017 , we recorded costs related to our chapter 11 cases of $31.6 million. See Note 9 Reorganization Items, net, for a listing of those items.

Interest Expense
Interest expense for the year ended December 31, 2017 decreased $11.7 million to $127.0 million compared to $138.6 million for the year ended December 31, 2016. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$43,335	$47,275	$(3,940)	(8.3)%
Bank borrowings – term loans and revolving credit facilities	72,362	79,451	(7,089)	(8.9)%
Other, including debt issue cost amortization	11,255	11,908	(653)	(5.5)%
Interest expense	$126,952	$138,634	$(11,682)	(8.4)%
Income Tax Benefit
We recorded an income tax benefit from operations of $163.7 million in 2017 as compared to an income tax benefit of $26.2 million during the prior year. The tax benefits recorded in both periods were primarily the result of the pre-tax losses on operations net of the amount of intangible assets impairment and, in 2017, the effect of tax reform and the establishment of a valuation allowance related to our net operating loss deferred tax assets. The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduces the US federal corporate tax rate from 35% to 21% for tax years after 2017. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described more fully in Note 12 “Income Taxes”, it has made a reasonable estimate of the effects on its existing deferred tax balances.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2017 increased $11.9 million, or 5.8%, to $217.8 million compared to $205.9 million for the year ended December 31, 2016.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2017	2016	% Change
GAAP net loss	$(206,565)	$(510,720)	59.6%
Income tax benefit	(163,726)	(26,154)	**
Non-operating expenses, including net interest expense	127,179	136,102	(6.6)%
Local marketing agreement fees	10,884	12,824	(15.1)%
Depreciation and amortization	62,239	87,267	(28.7)%
Stock-based compensation expense	1,614	2,948	(45.3)%
Gain on sale of assets or stations	(2,499)	(95,695)	(97.4)%
Impairment of intangible assets and goodwill	335,909	604,965	**
Reorganization items, net	31,603	—	**
Acquisition-related and restructuring costs	19,492	1,817	**
Franchise and state taxes	558	530	5.3%
Loss (gain) on early extinguishment of debt	1,063	(8,017)	**
Adjusted EBITDA	$217,751	$205,867	5.8%

** Calculation is not meaningful

Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $1,422 million and $1,791.9 million as of December 31, 2017 and 2016, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year because of the impairment charge described above related to FCC licenses and amortization recognized on definite-lived intangible assets.
Year Ended December 31, 2016 compared to Year Ended December 31, 2015
Net Revenue
Net revenue for the year ended December 31, 2016 decreased $27.3 million, or 2.3%, to $1,141.4 million compared to$1,168.7 million for the year ended December 31, 2015. The decrease resulted from decreases of $27.1 million, $13.7 million and $0.1 million, in broadcast advertising, license fees and other revenue, and digital advertising, respectively, partially offset by an increase of $13.6 million political advertising. For a discussion of net revenue by segment and changes therein from the year ended December 31, 2015 to the year ended December 31, 2016, see the discussion under "Segment Results of Operations."
Content Costs
Content costs for the year ended December 31, 2016 increased $31.4 million, or 7.9%, to $427.8 million compared to$396.4 million for the year ended December 31, 2015. The increase was primarily driven by an expense of $14.4 million at Westwood One related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, as well as increases in the Radio Station Group in music license fees and sports broadcasting rights of $14.9 million,$3.2 million of which was a one-time correction for expenses that occurred in prior periods. The remainder of the increase was attributed to other programming related expense increases of $2.3 million.
Selling, General & Administrative Expenses
Selling, general & administrative expenses for the year ended December 31, 2016 decreased $4.4 million, or 0.9%, to $472.9 million compared to $477.3 million for the year ended December 31, 2015. The decrease was primarily driven by a decrease in selling expenses at the Radio Station Group.
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
Local Marketing Agreement Fees
Local marketing agreement fees for the year ended December 31, 2016 increased $2.7 million, or 26.6%, to $12.8 million compared to $10.1 million for the year ended December 31, 2015. This increase was related to an expense of $2.7 million for a termination of a LMA in the San Francisco market in 2016.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs
Corporate expenses, including stock-based compensation expense for the year ended December 31, 2016, decreased $33.3 million or 45.3%, to $40.1 million compared to $73.4 million for the year ended December 31, 2015. This decrease was primarily because of one-time compensation expenses incurred during the year ended December 31, 2015 associated with the departure of certain of our executives.
Impairment of Intangible Assets and Goodwill
During the year ended December 31, 2016, we recorded impairment charges related to goodwill and intangible assets, including FCC licenses, of $568.1 million and $36.9 million, respectively. During the year ended December 31, 2015 we recorded impairment charges related to goodwill and FCC licenses of $549.7 million and $15.9 million, respectively. For additional information on these charges, see Note 4, Intangible Assets and Goodwill in the consolidated financial statements included elsewhere in this Form 10-K.

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
Interest Expense
Interest expense for the year ended December 31, 2016 decreased $3.0 million to $138.6 million compared to $141.7 million for the year ended December 31, 2015. Interest expense associated with outstanding debt under the Credit Agreement decreased by $2.6 million to $79.5 million as compared to $82.0 million in the prior year as a result of a lower average amount of indebtedness outstanding in 2016. The following summary details the components of our interest expense (dollars in thousands):

	Year Ended December 31,		2016 vs 2015
	2016	2015	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings — term loans and revolving credit facilities	79,451	82,031	(2,580)	(3.1)%
Other, including debt issue cost amortization	11,908	12,373	(465)	(3.8)%
Interest expense	$138,634	$141,679	$(3,045)	(2.1)%
** Calculation is not meaningful
Income Tax Benefit (Expense)
We recorded an income tax benefit on continuing operations of $26.2 million in 2016 as compared to a $45.8 million benefit during the prior year. The tax benefits recorded in both periods were primarily the result of the pre-tax losses on continuing operations net of the amount of goodwill impairment with no related deferred tax liability.
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

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2016	2015	% Change
GAAP net loss	$(510,720)	$(546,494)	(6.5)%
Income tax benefit	(26,154)	(45,840)	(42.9)%
Non-operating expenses, including net interest expense	136,102	127,041	7.1%
Local marketing agreement fees	12,824	10,129	26.6%
Depreciation and amortization	87,267	102,105	(14.5)%
Stock-based compensation expense	2,948	21,033	(86.0)%
(Gain) loss on sale of assets or stations	(95,695)	2,856	**
Impairment of intangible assets and goodwill	604,965	565,584	7.0%
Impairment charges -- equity interest in Pulser Media Inc	—	19,364	**
Acquisition-related and restructuring costs	1,817	16,640	(89.1)%
Franchise and state taxes	530	(51)	**
Gain on early extinguishment of debt	(8,017)	(13,222)	(39.4)%
Adjusted EBITDA	$205,867	$259,145	(20.6)%

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
Segment Results of Operations

The Company operates in two reportable segments, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Radio Station Group and Westwood One. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate and Other includes overall executive, administrative and support functions for both of our reportable segments, including programming, finance, legal, human resources and information technology functions.
As described above, Adjusted EBITDA is a non-GAAP financial metric utilized by management, along with the most closely comparable GAAP measure, to analyze the performance of each of our reportable segments. The reconciliation of segment Adjusted EBITDA to net loss is presented in Note 19, "Segment Data" of the notes to the consolidated financial statements.
The Company’s financial data by segment is presented in the tables below:

	Year Ended December 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$786,963	$346,165	$2,534	$1,135,662
% of total revenue	69.3%	30.5%	0.2%	100.0%
$ change from year ended December 31, 2016	$(15,433)	$9,555	$140	$(5,738)
% change from year ended December 31, 2016	(1.9)%	2.8%	5.8%	(0.5)%

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$802,396	$336,610	$2,394	$1,141,400
% of total revenue	70.3%	29.5%	0.2%	100.0%
Net revenue for the year ended December 31, 2017 decreased $5.7 million, or 0.5%, to $1,135.7 million, compared to $1,141.4 million for the year ended December 31, 2016. The decrease resulted from a decrease of $15.4 million in the Radio Station Group, partially offset by increases of $9.6 million and $0.1 million in Westwood One and Corporate and Other revenue, respectively. The decrease in revenue at the Radio Station Group was primarily driven by decreases local advertising revenue and political advertising revenue. The increase in revenue at Westwood One was primarily driven by increases in broadcast revenue.

	Year Ended December 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$204,588	$51,034	$(37,871)	$217,751
$ change from year ended December 31, 2016	$(13,604)	$28,050	$(2,562)	$11,884
% change from year ended December 31, 2016	(6.2)%	122.0%	(7.3)%	5.8%

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$218,192	$22,984	$(35,309)	$205,867
Adjusted EBITDA for the year ended December 31, 2017 increased $11.9 million, or 5.8%, to $217.8 million from $205.9 million for the year ended December 31, 2016. The increase resulted from an Adjusted EBITDA increase of $28.1 million in Westwood One partially offset by decreases of $13.6 million and $2.6 million in the Radio Station Group and Corporate and Other, respectively. Adjusted EBITDA at Westwood One increased as a result of $9.6 million of increased revenues and a $14.4 million decrease in expenses at Westwood One related to payments to CBS during 2016, to resolve previously disputed syndicated programming and network inventory expenses, partially offset by increases in expenses related to the higher revenue. Adjusted EBITDA at Radio Station Group decreased as a result of a $15.4 million decline in revenue which was partially offset by lower expenses, which included a $3.2 million expense in 2016 related to a one-time correction to music licensing fees and a decrease in content and personnel expenses.

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
Net revenue for the year ended December 31, 2016 decreased $27.3 million, or 2.3%, to $1,141.4 million, compared to$1,168.7 million for the year ended December 31, 2015. The decrease resulted from decreases of $32.4 million and $0.9 million in the Westwood One and Corporate and Other revenue, respectively, partially offset by an increase of $6.0 million in the Radio Station Group. The decrease in revenue at Westwood One was primarily driven by industry-wide weakness, lower trade revenue, and the shutdown of the print version of NASH Country Weekly. The increase in revenue at the Radio Station Group was primarily driven by political advertising, digital and national spot revenue, partially offset by declines in local advertising.

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

The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA for the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	Year Ended December 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(178,410)	$25,635	$(53,790)	$(206,565)
Income tax benefit	—	—	(163,726)	(163,726)
Non-operating (income) expense, including net interest expense	(6)	537	126,648	127,179
Local marketing agreement fees	10,884	—	—	10,884
Depreciation and amortization	38,734	21,836	1,669	62,239
Stock-based compensation expense	—	—	1,614	1,614
(Gain) loss on sale of assets or stations	(2,523)	—	24	(2,499)
Reorganization items, net	—	—	31,603	31,603
Impairment of intangible assets	335,909	—	—	335,909
Loss on early extinguishment of debt	—	—	1,063	1,063
Acquisition-related and restructuring costs	—	3,026	16,466	19,492
Franchise and state taxes	—	—	558	558
Adjusted EBITDA	$204,588	$51,034	$(37,871)	$217,751

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net loss	$(356,198)	$(11,071)	$(143,451)	$(510,720)
Income tax benefit	—	—	(26,154)	(26,154)
Non-operating expense, including net interest expense	13	122	135,967	136,102
Local marketing agreement fees	12,824	—	—	12,824
Depreciation and amortization	54,071	31,178	2,018	87,267
Stock-based compensation expense	—	—	2,948	2,948
Gain on sale of assets or stations	(95,667)	—	(28)	(95,695)
Impairment of intangible assets and goodwill	603,149	1,816	—	604,965
Acquisition-related and restructuring costs	—	939	878	1,817
Franchise and state taxes	—	—	530	530
Gain on early extinguishment of debt	—	—	(8,017)	(8,017)
Adjusted EBITDA	$218,192	$22,984	$(35,309)	$205,867

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net loss	$(265,263)	$(141,179)	$(140,052)	$(546,494)
Income tax benefit	—	—	(45,840)	(45,840)
Non-operating (income) expense, including net interest expense	(6)	1,247	125,800	127,041
Local marketing agreement fees	10,127	—	2	10,129
Depreciation and amortization	63,342	36,538	2,225	102,105
Stock-based compensation expense	—	—	21,035	21,035
Loss on sale of assets or stations	668	2,081	107	2,856
Impairment of intangible assets	432,805	132,671	104	565,580
Impairment charges -- equity interest in Pulser Media Inc.	—	19,364	—	19,364
Acquisition-related and restructuring costs	—	2,236	14,405	16,641
Franchise and state taxes	—	—	(50)	(50)
Gain on early extinguishment of debt	—	—	(13,222)	(13,222)
Adjusted EBITDA	$241,673	$52,958	$(35,486)	$259,145

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

Liquidity and Capital Resources
Liquidity Considerations
The following table summarizes our significant non-operating cash payments made in the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Repayments of borrowings under term loans and revolving credit facilities	$81,652	$20,000	$50,000
Interest payments	96,225	$126,515	$129,314
Capital expenditures	31,932	$23,037	$19,236
Net Cash Provided by Operating Activities

	2017	2016	2015
Net cash provided by operating activities	$86,596	$35,745	$82,432
For the year ended December 31, 2017, net cash provided by operating activities increased by $50.9 million over the prior year. The increase was because of an increase in operating cash flows primarily as a result of changes in accounts payable and prepaid expenses and increases in net income and non cash reorganization charges, partially offset by a decrease in deferred income taxes. For the year ended December 31, 2016, net cash provided by operating activities decreased by $46.7 million over the prior year. The decrease was because of an increase primarily as a result of cash collections and payments of accounts payable and prepaid expenses, partially offset by decreases in net income and adjustments for depreciation and amortization of intangibles and debt issuance costs/discounts, gain (loss) on sale of assets or stations, impairment charges, deferred income taxes and stock-based compensation expense of $53.1 million, primarily the result of the non-cash gain on the August 2016 sale of certain assets in our Los Angeles market.

Net Cash (Used in) Provided by Investing Activities

	2017	2016	2015
Net cash (used in) provided by investing activities	(26,816)	$83,854	$(7,961)
For the year ended December 31, 2017, net cash provided by investing activities decreased $110.7 million. For the year ended December 31, 2017 capital expenditures totaled $31.9 million primarily related to expenditures on equipment for transmission, facilities, studios, vehicles and other routine expenditures, which amounts were offset partially by approximately $6.1 million of proceeds from the sale of land in Salt Lake City, Utah. For the year ended December 31, 2016, net cash provided by investing activities increased $91.8 million as compared to the prior year, primarily because of the $104.6 million in proceeds from our sale of certain land and buildings in Los Angeles.
Net Cash Used in Financing Activities

	2017	2016	2015
Net cash used in financing activities	(88,148)	$(19,997)	$(50,085)
For the year ended December 31, 2017, net cash used in financing activities increased $68.2 million as compared to the year ended December 31, 2016. The decrease was primarily the result of a $61.7 million increase in net repayments on borrowings on our Term Loan. For the year ended December 31, 2016, net cash used in financing activities increased $30.1 million. The increase was primarily the result of a $30.0 million decrease in net repayments on borrowings on our Term Loan.
For additional detail regarding the Company’s material liquidity considerations, see “Current Bankruptcy Proceedings; Liquidity Considerations” above.

Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals and, if applicable, purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
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
In the opinion of management, credit risk with respect to accounts receivable is limited as a result of the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers as needed and believes that adequate allowances for any uncollectible accounts receivable are maintained.

Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of FCC licenses and goodwill acquired through the acquisition of radio network businesses. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. As of December 31, 2017, we had approximately $1.422 billion in intangible assets and goodwill, which represented approximately 70.1% of our total assets.
We perform our annual impairment tests for FCC licenses and goodwill as of December 31, 2017. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors outside of our control. More specifically, the following could adversely impact the current carrying value of our FCC licenses and goodwill: (a) a decline in our forecasted operating profit margins or expected cash flow growth rates, (b) a decline in our forecasted industry operating profit margins, (c) a continued decline in advertising market revenues within the markets where we operate stations, or (d) the sustained decline in the selling prices of radio stations, which is generally determined as a multiple of EBITDA. The calculation of the fair value is prepared using an income approach and discounted cash flow methodology.

Annual Impairment Test - Goodwill

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. All of our radio markets comprise one reporting unit ("Reporting Unit 1" or the "Radio Station Group") in which as of December 31, 2016 there was no longer any goodwill, Westwood One comprises the second reporting unit ("Reporting Unit 2" or "Westwood One") and the third reporting unit, in which there is also no goodwill, continues to consist of all of our non-radio lines of business ("Reporting Unit 3").
For our annual goodwill impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2017 as follows:
Step 1 Goodwill Test
In performing our annual impairment testing of goodwill, fair value was calculated using a discounted cash flow analysis, which is an income approach. The discounted cash flow analysis requires the projection of future cash flows and the discounting of these cash flows to their present value equivalent via a discount rate. We used a five-year projection period for our operating cash flow projections. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses based primarily on historical financial performance in order to derive operating profits, which we combined with expected working capital changes and capital expenditures to determine operating cash flows. Our projections were based on then-current market and economic conditions and our historical knowledge of each of the relevant reporting units.
During the 2017 year, based on interim financial performance, we determined that no indicators were present which would suggest the fair value of the reporting units may have declined below the carrying value.
The material assumptions utilized in these analyses, for the reporting unit that has goodwill, included overall future market revenue growth rates for the residual years after the projection period of (1.0%) and a weighted average cost of capital of 9.3%. The residual year growth rate was estimated based on a perpetual nominal growth rate, which was based on long-term industry projections obtained from third party sources. The weighted-average cost of capital was determined based on (i) the cost of equity, which included estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which included estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
The table below presents the percentages by which the fair value was above the carrying value of the Company's Westwood One reporting unit, which contains goodwill, under the Step 1 test as of December 31, 2017 (dollars in thousands).

Reporting Unit 2
Goodwill balance	$135,214
Carrying value (including goodwill)	$313,572
Percentage fair value above carrying value	36.9%

We did not incur any impairment charges related to goodwill during the year ended December 31, 2017. In performing the Company's 2016 annual impairment testing of goodwill, the Company recorded a non-cash impairment charge of $568.1 million, reducing the goodwill in Reporting Unit 1 to $0.0 million at December 31, 2016.
If actual results or the underlying material assumptions are less favorable than those projected by us or if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of our goodwill in Reporting Unit 2 below the amounts reflected in the Consolidated Balance Sheet, we may be required to recognize impairment charges in future periods.
Annual Impairment Test - FCC Licenses
As part of the annual impairment testing of indefinite-lived intangibles, in addition to testing goodwill for impairment, the Company also tests its FCC licenses for impairment during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. As part of the overall planning associated with the test, the Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes.
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
The analysis included overall future market revenue growth rates for the residual years after the projection period of (1.0%) and a weighted average cost of capital of 9.3%. The residual year growth rate was estimated based on a perpetual nominal growth rate, which was based on long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which included estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which included estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in other radio broadcasters' capital structures.

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
During the first three quarters of 2017, based on the Company's review of the radio industry's financial performance, it determined that no indicators were present which would suggest the fair value of its FCC licenses may have declined below the carrying value. However, as part of the Company's test of its FCC licenses for impairment during the fourth quarter of 2017, the Company determined as part of its review of the assumptions utilized in the Greenfield Method that the radio industry's decreasing market share of total advertising revenues had an adverse impact on its future market revenue growth rate assumption, which is now negative, as disclosed above.
As a result of the impairment test of our FCC licenses, conducted as of December 31, 2017, we recorded a non-cash impairment charge of $335.9 million. Sensitivity tests show that if the discount rate had been 100 basis points lower than management estimates, we would have recognized a $129.1 million less impairment charge. Had the discount rate been 100 basis points higher than management estimates, we would have recognized an additional $126.6 million impairment charge.
As of December 31, 2017, the FCC license fair value of one of the Company's 90 geographical markets exceeded carrying values by less than 10 percent. The aggregated carrying value of the licenses relating to this market was $24.8 million.
As of December 31, 2017, the carrying value of our FCC licenses was $1,203.8 million.
As a result of the impairment test of our FCC licenses conducted as of December 31, 2016, we recorded a non-cash impairment charge of $35.0 million in 2016. Sensitivity tests show that if the discount rate had been 100 basis points lower than management estimates, there would have been no impact to the carrying value of our FCC licenses. Had the discount rate been 100 basis points higher than management estimates, we would have recognized an additional $90.6 million impairment charge.
As of December 31, 2016, the FCC license fair value of 11 of the Company's 90 geographical markets exceeded carrying values by less than 10 percent. The aggregated carrying value of these markets was $264.7 million.
If the macroeconomic conditions of the radio industry or the underlying material assumptions are less favorable than those projected by the Company or if a triggering event occurs or circumstance change that would more likely than not reduce the fair value of FCC licenses below the amounts reflected in the Consolidated Balance Sheet, the Company may be required to recognize additional impairment charges in future periods.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2017, 2016 and 2015, was $1.6 million, $2.9 million, and $21.0 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the results could differ. For restricted stock awards with service conditions only, we utilize the intrinsic value method. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjust compensation cost based on this assessment.

Income Taxes
We use the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduces the US federal corporate tax rate from 35% to 21% for tax years after 2017. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described more fully in Note 12 “Income Taxes”, it has made a reasonable estimate of the effects on its existing deferred tax balances. A valuation allowance is recorded against a deferred tax asset to measure its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. We continually review the adequacy of our valuation allowance on our deferred tax assets and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740").

The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

●
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. Three year cumulative pre-tax losses generally are considered to be significant negative evidence regarding future profitability. Also, the strength and trend of the Company's earnings, as well as other relevant factors, are considered. In certain circumstances, historical information may not be as relevant because of changes in the business operations;

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

    Following the Company’s Bankruptcy Petition and resulting uncertainty regarding recoverability of our federal and state net operating loss carryforwards, we have recorded a valuation allowance on all of the Company’s net operating loss carryforwards and certain tax credit carryforwards as of December 31, 2017 which we do not believe will be able to meet the more likely than not recognition standard for recovery.

    Should our judgment about the future profitability of the Company change where we believe it is more likely than not that certain net operating loss carryforwards will be realized, we will record a deferred tax benefit in the period of such change in judgment. Conversely, should our judgment about the future profitability of the Company change where we believe it is not more likely than not that one or all of our deferred tax assets will be recovered, we will record deferred tax expense in the period of such change in judgment.

Legal Proceedings
We are currently and expect from time to time in the future we will be party to, or a defendant in, various claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. For more information, see "Item 3. Legal Proceedings" contained elsewhere in this Form 10-K.
Trade Transactions
We provide commercial airtime in exchange for goods and services used principally for promotional, sales, programming and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2017, 2016 and 2015, amounts reflected under trade transactions were: (1) trade revenues of $40.1 million, $37.7 million and $39.2 million, respectively; and (2) trade expenses of $38.6 million, $36.2 million and $40.4 million, respectively.

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2017 (dollars in thousands):
Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	After 5 Years
Long-term debt (1)	$2,597,786	$730,741	$1,867,045	$—	$—
Operating leases (2)	110,805	22,740	34,913	22,841	30,311
Other contractual obligations (3)	371,288	96,079	133,567	115,842	25,800
Total contractual cash obligations	$3,079,879	$849,560	$2,035,525	$138,683	$56,111

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2017. Assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.

(2)	Net of future minimum sublease income.

(3)	Consists of contractual obligations for goods or services including broadcast rights that are enforceable and legally binding obligations that include all significant terms.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2017.
New Accounting Standards
Refer to Note 1 "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2017, 73.8% of our long-term debt, or $1.722 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing thereof and the amount of variable interest rate debt we have outstanding. Assuming the level of variable interest rate, borrowings we had outstanding at December 31, 2017, and assuming a one percentage point change in the 2017 average interest rate payable on these borrowings, we estimate that our 2017 interest expense and net income would have changed by $17.2 million.
From time to time in the past we have managed, and may in the future seek to manage, our interest rate risk on a portion of our variable rate debt by entering into interest rate swap agreements in which we receive payments based on variable interest rates and made payments based on a fixed interest rate. We were not party to any such swap agreements on December 31, 2017.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements as a result of error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements because of possible errors or fraud may occur and not be detected.
(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ John Abbot

President, Chief Executive Officer and Director	Executive Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the Company intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the Company intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the Company intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2017, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	2,509,129	$36.04	1,445,225
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	2,509,129	$36.04	1,445,225

Pursuant to the Plan and Disclosure Statement filed on February 12, 2018, if the Plan is confirmed by the Bankruptcy Court all of the equity interests in the Company (including securities outstanding under our equity compensation plans) are expected to be cancelled or extinguished on the date that the Company emerges from bankruptcy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the Company intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the Company intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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
(3) Exhibits

EXHIBIT INDEX

3.1
Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended effective as of October 12, 2016 (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2017).

3.2	Second Amended and Restated By-laws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 2, 2017).

3.3
Certificate of Designations of Series R Preferred Stock of Cumulus Media Inc., as filed with the Secretary of State of the State of Delaware on June 5, 2017 (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 2, 2002).

4.2
Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Cumulus Media Inc.’s Registration Statement on Form S-3/A, File No. 333-176294, filed on September 22, 2011).

4.3
Warrant Agreement, dated as of June 29, 2009, among Cumulus Media Inc., the Consenting Lenders signatory thereto and Lewis W. Dickey, Sr., Lewis W. Dickey, Jr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust and DBBC, LLC (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.4	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.5
Warrant Agreement, dated as of September 16, 2011, between Cumulus Media Inc., Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.6
Form of Warrant Statement (included as Exhibit A-1 in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.7
Form of Global Warrant Certificate (included as Exhibit A-2 in Exhibit 4.5) (incorporated by reference to Exhibit 4.4 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

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

4.13
Form of 7.75% Senior Notes due 2019 (included as Exhibits A and B in Exhibit 4.15) (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

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

4.18
First Amendment to Stockholders' Agreement, dated April 27, 2015 (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K, File No. 000-24525, filed with the SEC on April 29, 2015).

4.19
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

10.11 **	Description of 2017 Non-Equity Incentive Plans

10.12 **	Description of 2018 Non-Equity Incentive Plans

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

10.18 **	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning.

10.19 *
Employment Agreement, dated July 1, 2016, by and between Cumulus Media Inc. and John Abbot (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2017).

10.20 **	Amended and Restated Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and John Abbot.

10.21 *
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

10.23 *
Second Amendment to Employment Agreement, dated January 26, 2018, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2018).

10.24 *
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Mary G. Berner (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.25 **	Second Amendment to Employment Agreement, dated October 26, 2017, by and between Cumulus Media Inc. and Mary Berner.

10.26 *
Form of Indemnification Agreement with directors and certain executive officers (incorporated by reference to Exhibit 10.23 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2017).

10.27
Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000-24525, filed on May 15, 2017).

12.1 **	Computation of Ratio of Earnings to Fixed Charges.

21.1 **	Subsidiaries.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INS XBRL Instance Document.

101.SCH	SCH XBRL Taxonomy Extension Schema Document.

101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2018.

CUMULUS MEDIA INC.

By	/s/ John Abbot
John Abbot Executive Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and	March 28, 2018
Mary G. Berner	Director

/s/ John Abbot	Executive Vice President, Treasurer and	March 28, 2018
John Abbot	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey Marcus	Director	March 28, 2018
Jeffrey Marcus

/s/ Jan Baker	Director	March 28, 2018
Jan Baker

/s/ Jill Bright	Director	March 28, 2018
Jill Bright

/s/ Ralph B. Everett	Director	March 28, 2018
Ralph B. Everett

/s/ Ross Oliver	Director	March 28, 2018
Ross Oliver

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (Debtor-In-Possession) as of December 31, 2017 and 2016, and the related consolidated statements of operations, of stockholders’ (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule for each of the three years in the period ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on November 29, 2017, the Company and certain of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Company’s debt obligations and uncertainties related to the bankruptcy process raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
March 28, 2018

We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(Dollars in thousands, except for share data)

	2017	2016
Assets
Current assets:
Cash and cash equivalents	$102,891	$131,259
Restricted cash	8,999	8,025
Accounts receivable, less allowance for doubtful accounts of $4,322 and $4,691 in 2017 and 2016, respectively	235,247	231,585
Trade receivable	4,224	4,985
Assets held for sale	—	30,150
Prepaid expenses and other current assets	42,259	33,923
Total current assets	393,620	439,927
Property and equipment, net	191,604	162,063
Broadcast licenses	1,203,809	1,540,183
Other intangible assets, net	82,994	116,499
Goodwill	135,214	135,214
Other assets	20,078	18,805
Total assets	$2,027,319	$2,412,691
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$36,157	$96,241
Trade payable	—	4,550
Total current liabilities not subject to compromise	36,157	100,791
Term loan, net of debt issuance costs/discounts of $29,909 at December 31, 2016	—	1,780,357
7.75% senior notes, net of debt issuance costs of $6,200 at December 31, 2016	—	603,800
Other liabilities	54	31,431
Deferred income taxes	—	388,050
Total liabilities not subject to compromise	36,211	2,904,429
Liabilities subject to compromise	2,687,223	—
Total liabilities	2,723,434	2,904,429
Commitments and Contingencies (Note 15)
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued, and 29,225765 shares outstanding, at both 2017 and 2016	320	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at both 2017 and 2016	1	1
Treasury stock, at cost, 2,806,187 shares at both 2017 and 2016	(229,310)	(229,310)
Additional paid-in-capital	1,626,428	1,624,815
Accumulated deficit	(2,093,554)	(1,887,564)
Total stockholders’ deficit	(696,115)	(491,738)
Total liabilities and stockholders’ deficit	$2,027,319	$2,412,691
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except for share and per share data)

	2017	2016	2015
Net revenue	$1,135,662	$1,141,400	$1,168,679
Operating expenses:
Content costs	402,978	427,780	396,426
Selling, general & administrative expenses	477,535	472,900	477,327
Depreciation and amortization	62,239	87,267	102,105
LMA fees	10,884	12,824	10,129
Corporate expenses (including stock-based compensation expense of $1,614, $2,948, and $21,033, respectively)	59,062	40,148	73,403
(Gain) loss on sale of assets or stations	(2,499)	(95,695)	2,856
Impairment of intangible assets and goodwill	335,909	604,965	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364
Total operating expenses	1,346,108	1,550,189	1,647,194
Operating loss	(210,446)	(408,789)	(478,515)
Non-operating expense:
Reorganization items, net	(31,603)	—	—
Interest expense	(126,952)	(138,634)	(141,679)
Interest income	136	493	433
(Loss) gain on early extinguishment of debt	(1,063)	8,017	13,222
Other (expense) income, net	(363)	2,039	14,205
Total non-operating expense, net	(159,845)	(128,085)	(113,819)
Loss before income taxes	(370,291)	(536,874)	(592,334)
Income tax benefit	163,726	26,154	45,840
Net loss	$(206,565)	$(510,720)	$(546,494)
Basic and diluted loss per common share (see Note 13, “Loss Per Share”):
Basic: Loss per share	$(7.05)	$(17.45)	$(18.72)
Diluted: Loss per share	$(7.05)	$(17.45)	$(18.72)
Weighted average basic common shares outstanding	29,306,374	29,270,455	29,176,930
Weighted average diluted common shares outstanding	29,306,374	29,270,455	29,176,930
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Class A Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2014	31,874,741	$319	80,609	$1	2,827,444	$(231,588)	$1,603,198	$(830,350)	$541,580
Net loss								(546,494)	(546,494)
Conversion of equity upon exercise of warrants	113,121	1	—	—	6,288	(115)	120	—	6
Shares returned in lieu of tax payments	—	—	—	—	—	(93)	—	—	(93)
Restricted shares issued from treasury	—	—	—	—	(27,989)	2,486	(2,486)	—	—
Stock conversion	—	—	—	—	—	—	21,033	—	21,033
Balance at December 31, 2015	31,987,862	$320	80,609	$1	2,805,743	$(229,310)	$1,621,865	$(1,376,844)	$16,032
Net loss								(510,720)	(510,720)
Conversion of equity upon exercise of warrants	43,192	—	—	—	—	—	2	—	2
Stock based compensation expense	—	—	—	—	—	—	2,948	—	2,948
Other	—	—	—	—	444	—	—	—	—
Balance at December 31, 2016	32,031,054	$320	80,609	$1	2,806,187	$(229,310)	$1,624,815	$(1,887,564)	$(491,738)
Net loss								(206,565)	(206,565)
Stock based compensation expense	—	—	—	—	—	—	1,614	—	1,614
Other	—	—	—	—	—	—	(1)	575	574
Balance at December 31, 2017	32,031,054	$320	80,609	$1	2,806,187	$(229,310)	$1,626,428	$(2,093,554)	$(696,115)

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(206,565)	$(510,720)	$(546,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,239	87,267	102,105
Amortization of debt issuance costs/discounts	9,394	9,961	9,541
Provision for doubtful accounts	5,807	1,103	4,501
(Gain) loss on sale of assets or stations	(2,499)	(95,695)	2,856
Non-cash reorganization items, net	25,921	—	—
Impairment of intangible assets and goodwill	335,909	604,965	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364
Deferred income taxes	(168,226)	(27,831)	(48,262)
Stock-based compensation expense	1,614	2,948	21,033
Loss (gain) on early extinguishment of debt	1,063	(8,017)	(13,222)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	(9,469)	10,740	371
Trade receivable	761	(839)	(1,691)
Prepaid expenses and other current assets	(7,655)	(7,017)	16,983
Other assets	(1,451)	(1,106)	(6,208)
Accounts payable and accrued expenses	46,587	(16,816)	(34,122)
Trade payable	(1,486)	176	410
Other liabilities	(5,348)	(13,374)	(10,317)
Net cash provided by operating activities	86,596	35,745	82,432
Cash flows from investing activities:
Proceeds from sale of assets or stations	6,090	106,935	9,201
Restricted cash	(974)	(44)	2,074
Capital expenditures	(31,932)	(23,037)	(19,236)
Net cash used in investing activities	(26,816)	83,854	(7,961)
Cash flows from financing activities:
Repayment of borrowings under term loan and revolving credit facilities	(81,652)	(20,000)	(50,000)
Adequate protection payments on term loan	(6,405)	—	—
Tax withholding payments on behalf of employees	—	—	(93)
Proceeds from exercise of warrants	—	3	8
Deferred financing costs	(91)	—	—
Net cash (used in) provided by financing activities	(88,148)	(19,997)	(50,085)
(Decrease) increase in cash and cash equivalents	(28,368)	99,602	24,386
Cash and cash equivalents at beginning of period	131,259	31,657	7,271
Cash and cash equivalents at end of period	$102,891	$131,259	$31,657
Supplemental disclosures of cash flow information:
Interest paid	$96,225	$126,515	$129,314
Income taxes paid	$3,781	$4,451	$2,620
Supplemental disclosures of non-cash flow information:
Trade revenue	$40,080	$37,691	$39,237
Trade expense	$38,633	$36,158	$40,427
Transfer of property and equipment from assets held for sale	$30,150	$—	$—
Equity interest in Pulser Media, Inc.	$—	$—	$2,025
Transfer of deposit from escrow - Los Angeles land and building sale	$—	$6,000	$—
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

Current Bankruptcy Proceedings
On November 29, 2017 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”. The Debtors' chapter 11 cases are being jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381.
Immediately prior to the commencement of the case the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors (the “Consenting Creditors”) under that certain Amended and Restated Credit Agreement, dated as of December 23, 2013 (the “Credit Agreement”), by and among the Company, Cumulus Media Holdings Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto from time to time, and Crestview Radio Investors, LLC and certain of its affiliates (the “Consenting Equityholders”). The Restructuring Support Agreement contemplates the implementation of a financial restructuring of the Debtors (as described below) through a conversion of more than $1.0 billion of the Company’s funded debt into equity (collectively, the “Restructuring”). The Restructuring will be effectuated by a joint plan of reorganization (the “Plan”) under chapter 11 of the Bankruptcy Code if confirmed by the Bankruptcy Court.
On December 1, 2017, the Bankruptcy Court approved certain motions and applications the Debtors filed on the Petition Date (the “First Day Motions”), certain of which were approved on an interim basis. On December 21, 2017, the Bankruptcy Court approved all of the Company’s First Day Motions on a final basis. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Company was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Company’s operations without interruption during the course of its restructuring. Also pursuant to the First Day Motions, the Company received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, pay certain claims relating to on-air talent and taxes, continue its cash management programs and insurance policies, as well as continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until a plan of reorganization is approved and effective, the Debtors will continue to manage their properties and operate their businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
On December 9, 2017, the Debtors filed the Plan with the Bankruptcy Court and a related disclosure statement (the "Disclosure Statement") pursuant to chapter 11 of the Bankruptcy Code. On January 18, 2018, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization and the related first modified disclosure statement for the Plan pursuant to chapter 11 of the Bankruptcy Code. The Plan and Disclosure Statement were further modified on January 31, 2018, February 2, 2018, February 12, 2018, and March 16, 2018. On February 2, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and authorizing the solicitation of votes on the Plan.

    Pursuant to the Plan, holders of claims with respect to the Term Loans (“Term Loan Claims”) would receive their pro rata share of approximately $1.3 billion in principal amount of new first lien term loans maturing in 2022 (the “New First Lien Debt”) and 83.5% of the issued and outstanding amount of common stock (the “Reorganized Common Equity”) to be issued by the reorganized Company (“Reorganized Cumulus”), subject to dilution by any Reorganized Common Equity issued pursuant to a post-emergence equity management incentive compensation plan (the “MIP”). Holders of unsecured claims against the Company, including claims arising from the Company’s 7.75% Senior Notes due 2019 (the “Notes”), would receive, in the aggregate, 16.5% of the Reorganized Common Equity, subject to dilution by the MIP. The New First Lien Debt would accrue interest at the  London Inter-bank Offered Rate ("LIBOR") plus 4.50% per annum, subject to a LIBOR floor of 1.00% or, at Reorganized Cumulus’s option, an alternate base rate plus 3.50% per annum, subject to an alternate base rate floor of 2.00%. Reorganized Cumulus would be permitted to enter into a revolving credit facility or receivables facility providing commitments of up to $50 million. The New First Lien Debt would amortize in equal quarterly installments in an aggregate annual amount equal to 1% of the original principal amount of the New First Lien Debt with the balance payable on the maturity date. Reorganized Cumulus would be able to voluntarily prepay the New First Lien Debt in whole or in part without premium or penalty, except that any prepayment during the period of six months following the issuance of the New First Lien Debt would require a premium equal to 1% of the prepaid principal amount. Certain mandatory prepayments on the New First Lien Debt would be required upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from excess cash flow as defined. The New First Lien Debt would not have any financial maintenance covenants. The other terms and conditions of the New First Lien Debt would generally be similar to those set forth in the Credit Agreement, except as set forth in the term sheet attached to the Restructuring Support Agreement (the "Term Sheet"). The New First Lien Debt would be secured by first priority security interests in substantially all the assets of Reorganized Cumulus and the Guarantors (as defined below) in a manner substantially consistent with the Credit Agreement, subject to the terms of the term sheet. In addition, the direct parent of Reorganized Cumulus (the “Parent”) and all present and future wholly-owned subsidiaries of the Parent, subject to exceptions that are substantially consistent with those set forth in the Credit Agreement, would guarantee the New First Lien Debt (the "Guarantors").  The Plan contemplates that the Board of Directors of Reorganized Cumulus would consist of the President and Chief Executive Officer of the Company and six directors chosen by the Consenting Creditors. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court is not obligated to confirm the Plan as proposed.

The Company has applied Accounting Standards Codification (“ASC”) 852 “Reorganizations” in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the Bankruptcy Petitions filings, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues and expenses incurred during the bankruptcy proceedings, including unamortized deferred financing costs and discounts associated with debt classified as liabilities subject to compromise, are recorded as reorganization items. In addition, pre-petition obligations that may be impacted by the chapter 11 process have been classified on the Consolidated Balance Sheet at December 31, 2017 as liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding reorganization items.

Accounting principles generally accepted in the United States of America requires certain additional reporting for financial statements prepared between the Petition Date and the date that the Company emerges from bankruptcy, including:

●
Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured to a separate line item in the Consolidated Balance Sheet called Liabilities Subject to Compromise; and

●	Segregation of reorganization items as a separate line in the Consolidated Statement of Operations outside of income from continuing operations.

Debtor-In-Possession. The Debtors are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the chapter 11 proceedings on the Company’s operations, customers and employees. As a result, the Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing in the ordinary course of business and is authorized to pay and has paid certain pre-petition obligations, including, among other things, for employee wages and benefits, goods and services provided by certain on-air talent. During the chapter 11 cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. (See Note 18 “Condensed Combined Debtor-In-Possession Financial Information”).

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Potential Claims. The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims of March 7, 2018 (the “Bar Date”).

The Debtors' have received approximately 1,300 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $2.6 billion. These claims will be reconciled to amounts recorded in liabilities subject to compromise in the Consolidated Balance Sheet. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Reorganization Items. The Debtors, have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. The amount of these costs, which since the Petition Date, are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the Company's accompanying Consolidated Statements of Operations for the year ended December 31, 2017. (See Note 9, "Reorganization Items").

Financial Statement Classification of Liabilities Subject to Compromise. The accompanying Consolidated Balance Sheet as of December 31, 2017, includes amounts classified as liabilities subject to compromise, which represent liabilities the Company anticipates will be allowed as claims in the chapter 11 cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the chapter 11 cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments may be material. (See Note 8, "Liabilities Subject to Compromise").

Reverse Stock Split
On October 12, 2016, the Company effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and exercise price of the Company's outstanding stock options and warrants were adjusted proportionally, as appropriate. The par value of the Company's common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share amounts contained within the accompanying consolidated financial statements and these footnotes have been adjusted to reflect this Reverse Stock Split for all periods presented.
Out of Period Adjustments
In connection with the preparation of certain prior period consolidated financial statements, the Company recorded the below out of period adjustments:

•
The Company made a correction of an immaterial misstatement that occurred in periods prior thereto, which resulted in an increase in content costs of $3.6 million in the second quarter of 2016. The correction related to the Radio Station Group segment only and was not material to the prior year quarterly or annual results.

•
The Company made a correction of an immaterial Balance Sheet misclassification that occurred in periods prior thereto, which resulted in an increase in cash and accrued liabilities of approximately $2.6 million as of December 31, 2017. The correction was not material to the prior year quarterly or annual results.

Reportable Segments
The Company operates in two reportable segments, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Radio Station Group and Westwood One.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals and, if applicable, purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity (deficit). During the years ended December 31, 2017 and 2016, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).
Liquidity and Going Concern Considerations
In accordance with the requirements of Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), or Accounting Standards Codification ("ASC") 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K.

As of December 31, 2017, the Company had $102.9 million of unrestricted cash and cash equivalents. The Company has generated positive cash flows from operating activities of $86.6 million and $35.7 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had a $1.722 billion Term Loan outstanding, as described in Note 6, "Long-Term Debt", under its Credit Agreement (defined below) and $610.0 million of 7.75% Senior Notes (defined below) outstanding. Amounts outstanding under the Term Loan are scheduled to mature on December 23, 2020 and the 7.75% Senior Notes mature on May 1, 2019. Notwithstanding these maturity dates, and as disclosed further in Note 6, the Credit Agreement includes a springing maturity provision that provides that if on January 30, 2019 the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the maturity date of the Term Loan will be accelerated to January 30, 2019. If the Company's plan of reorganization is not approved prior thereto, or the Company is unable to take other steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.

On October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017, scheduled interest payment of $23.6 million on the Company's 7.75% Senior Notes. The Company will continue to forgo interest payments, on the Company's 7.75% Senior Notes, while under bankruptcy protection.

Based on the Company's substantial level of indebtedness and, as described above, the Company's filing for relief under chapter 11 of the Bankruptcy Code as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Form 10-K.

Notwithstanding the aforementioned, the accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern. The consolidated financial statements do not reflect or include any future consequences related to chapter 11 relief or emergence from chapter 11 relief.
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
In the opinion of management, credit risk with respect to accounts receivable is limited as a result of the large number of customers and the geographic diversification of the Company’s customer base. The Company performs credit evaluations of its customers as needed and believes that adequate allowances for any uncollectible accounts receivable are maintained.
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals, which remain pending. The identified asset was classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2016. The estimated fair value of the land to be disposed of is in excess of its carrying value. Under the Bankruptcy Code, the final disposition of assets via a sales agreement cannot occur without Bankruptcy Court approval. As a result, as of December 31, 2017, the asset no longer met the definition of held for sale under Accounting Standards Codification ("ASC") Topic 360, Property and equipment and as of December 31, 2017, the asset was reclassified on the Consolidated Balance Sheet as Property and Equipment.
Dispositions

On August 30, 2016, the Company completed the sale of certain land and buildings in Los Angeles for $110.6 million in cash. In conjunction with this sale, the Company recorded a net gain of $94.0 million, which is included in (gain) loss on sale of assets or stations in the accompanying Consolidated Statement of Operations for the year-ended December 31, 2016.

Insurance Recoveries
The Company recorded $12.4 million in other income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2015. This was primarily related to the receipt of $14.6 million of insurance proceeds from a business interruption claim arising from Hurricane Katrina in 2005.
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
Investments
The Company follows Accounting Standards Codification (“ASC”) Topic 325-20, Cost Method Investments (“ASC 325-20”) to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. During the year ended December 31, 2015, the Company recognized an impairment charge of $19.4 million related to the decline in the fair value of a cost-method investment. As of December 31, 2017 and 2016, there were no cost-method investments in the Consolidated Balance Sheets.
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03. The amendments in ASU 2015-03 require that debt issuance costs be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. However, as a result of the Company’s chapter 11 cases, the Company expensed the entire balance of $25.9 million of deferred financing costs and debt discount during the fourth quarter of 2017 to reorganization items, net, in the Consolidated Statement of Operations for the year ended December 31, 2017.
Revenue Recognition
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15.0%, which is the industry standard.
In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue with no corresponding operating expenses.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2017, 2016, and 2015, the costs incurred were $5.1 million, $4.9 million and $3.9 million, respectively.
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
As of December 31, 2017 and 2016, the Company operated four and five radio stations under an LMA, respectively. The stations operated under an LMA contributed $23.9 million, $23.2 million, and $24.5 million in 2017, 2016, and 2015, respectively, to the consolidated net revenue of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2017, 2016 and 2015, was $1.6 million, $2.9 million, and $21.0 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the results could differ. For restricted stock awards with service conditions only, the Company utilizes the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and adjusts compensation cost based on this assessment.
Trade Transactions
The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales, programming and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2017, 2016, and 2015, amounts reflected under trade transactions were: (1) trade revenues of $40.1 million, $37.7 million and $39.2 million, respectively; and (2) trade expenses of $38.6 million, $36.2 million and $40.4 million, respectively.

Income Taxes
The Company uses the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduces the US federal corporate tax rate from 35% to 21% for tax years after 2017. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described more fully in Note 12 “Income Taxes”, it has made a reasonable estimate of the effects on its existing deferred tax balances. A valuation allowance is recorded against a deferred tax asset to measure its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. The Company continually reviews the adequacy of our valuation allowance on our deferred tax assets and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). Any adjustment to the deferred tax asset valuation allowance is recorded in the Consolidated Statement of Operations of the period that the adjustment is determined to be required. See Note 12, “Income Taxes” for further discussion.
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
Fair Values of Financial Instruments
The carrying values of cash equivalents, restricted cash, accounts receivables, accounts payable, trade payables and receivables and accrued expenses approximate fair value because of the short term to maturity of these instruments (See Note 7, "Fair Value Measurements").
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
The potential commission adjustments are estimated and combined in the Consolidated Balance Sheets with the contractual termination liability. That liability is accreted to commission expense to effectuate the stable commission rate over the term of the contract. Over the term of the contract with Katz, management updates its assessment of the effective commission expense attributable to national sales in an effort to record a consistent commission rate in each period.
The Company’s accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense in each period. Actual results may differ from management’s estimates.
Variable Interest Entities
The Company accounted for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into an LMA in connection with pending acquisitions or dispositions of radio stations and the requirements of ASC 810 may apply, depending on the facts and circumstances related to each transaction.
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
ASU 2017-04 - Intangibles - Goodwill and Other ("ASU 2017-04"). In January 2017, the FASB issued ASU 2017-04 to simplify the accounting for goodwill impairment. The update eliminates the requirement to perform Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Upon effectiveness of this update, a goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains substantially unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The Company early adopted ASU 2017-04 effective January 1, 2017. There was no impact on the Company's financial statements as a result of the adoption of this standard.
Recent Accounting Standards Updates
ASU 2014-09 and related updates - Revenue from Contracts with Customers ("ASU 2014-09"). In May 2014, the FASB issued ASU 2014-09 which outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the single comprehensive revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In August 2015, the FASB issued ASU 2015-14 - Deferral of the Effective Date ("ASU 2015-14"), which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 - Principal versus Agent Considerations ("ASU 2016-08") which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 - Identifying Performance Obligations and Licensing ("ASU 2016-10") which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12") which provides clarifying guidance in certain narrow areas such as an assessment of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds certain practical expedients. In December 2016, the FASB issued ASU 2016-20 - Technical Corrections and Improvements ("ASU 2016-20") which provides technical corrections and improvements to Topic 606. In March 2017, the FASB issued ASU 2017-05 - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets ("ASU 2017-05") which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of non-financial assets, including partial sales of real estate. In May 2017, the FASB issued ASU 2017-10 - Determining the Customer of the Operation Services ("ASU 2017-10") which clarifies the diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of ASC 853, Service Concession Arrangements, by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments also allow for a more consistent application of other aspects of the revenue guidance, which are affected by this customer determination. The amendments in ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-10 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying such updates at the date of initial application.

The Company created a revenue recognition implementation team which has overseen the planning, testing and implementation of ASC 606. The responsibilities of this team include developing an appropriate testing methodology, performing the testing of contracts and evaluating the impact of the new revenue recognition standard on the Company's financial statements.

The Company will adopt the new standard using a modified retrospective approach effective January 1, 2018. The most significant impact of adopting the new standard on the Company's financial statements will primarily relate to a change in the recognition of costs incurred to obtain a contract. Beginning on January 1, 2018, sales commissions directly related to obtaining new customers will be capitalized at the onset of a contract and amortized over an estimated customer life. Under the Company's accounting policy, prior to January 1, 2018, all such costs were expensed when the relevant advertisements are aired. The change in timing of the recognition of sales commission costs is not expected to have a material impact on the consolidated financial statements, including retained earnings or disclosures. Also, the accounting for the estimate of variable consideration is not materially different compared to the Company's current practice. The new standard is expected to impact the Company's internal control environment, including the Company's financial statement disclosure controls, business process controls, new systems and processes, and enhancements to existing systems and processes.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, the FASB issued ASU 2016-01 which enhances the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. In February 2018, the FASB issued ASU 2018-03 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03") which provides an option for a company to "un-elect" the measurement alternative and elect to account for the investment at fair value through current earnings. However, once a company makes this election for a particular investment, it must apply the fair value through current earnings model to all identical investments and/or similar investments from the same issuer. Further, a company cannot elect the measurement alternative for future purchases of identical or similar investments of the same issuer. Early adoption of ASU 2016-01 is not permitted, except for certain amendments within the ASU. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.
ASU 2016-02 - Leases ("ASU 2016-02"). In February 2016, the FASB issued ASU 2016-02 which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. A modified retrospective transition method is required, with the option to elect certain practical expedients. Early adoption is permitted. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements and plans to adopt the new standard effective January 1, 2019.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). In August 2016, the FASB issued ASU 2016-15 which provides guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company plans to adopt this standard effective January 1, 2018 and does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.
ASU 2016-16. - Intra-Entity Transfers of Assets Other than Inventory ("ASU 2016-16").  In October 2016, the FASB issued ASU 2016-16. The amendments in the ASU provide guidance for the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions. This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operation or disclosures.

ASU 2016-18 - Restricted Cash ("ASU 2016-18"). In November 2016, the FASB issued ASU 2016-18 which provides guidance for the accounting for the disclosure of restricted cash on the statement of cash flows. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures. As of December 31, 2017 and December 31, 2016, the Company had approximately $9.0 million and $8.0 million in restricted cash, respectively, on its Consolidated Balance Sheets. Upon adoption of ASU 2016-18, restricted cash balances will be included along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in the Company's Consolidated Balance Sheets for all periods presented; additionally, separate line items showing changes in restricted cash balances will be eliminated from its Consolidated Statement of Cash Flows. The Company plans to adopt this standard effective January 1, 2018 and does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.
ASU 2017-01 - Clarifying the Definition of a Business ("ASU 2017-01"). In January 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this standard effective January 1, 2018 and does not expect adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.
ASU 2017-09 - Scope of Modification Accounting ("ASU 2017-09"). In May 2017, the FASB issued an update to guidance on Topic 718, Compensation—Stock Compensation that clarifies when changes to the terms or conditions of a share-based award must be accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for all entities for annual periods, and interim periods within annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt this standard effective January 1, 2018 and does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations or disclosures.

2. Restricted Cash
As of December 31, 2017 and 2016, the Company’s Consolidated Balance Sheets included approximately $9.0 million and $8.0 million, respectively, in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies in addition to securing certain transactions as dictated by the financial institutions used by the Company.

3. Property and Equipment
Property and equipment consisted of the following as of December 31, 2017 and 2016 (dollars in thousands):

	Estimated Useful Life	2017	2016
Land		$90,482	$63,484
Broadcasting and other equipment	3 to 30 years	240,740	234,760
Computer and capitalized software costs	1 to 3 years	29,793	29,591
Furniture and fixtures	5 years	15,278	14,899
Leasehold improvements	5 years	42,504	40,242
Buildings	9 to 20 years	47,375	46,351
Construction in progress		32,463	14,036
		498,635	443,363
Less: accumulated depreciation		(307,031)	(281,300)
		$191,604	$162,063
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $28.7 million, $31.1 million and $33.0 million, respectively.

4. Intangible Assets and Goodwill

The following tables present goodwill balances and accumulated impairment losses on a segment and consolidated basis as of December 31, 2016 and December 31, 2017 (dollars in thousands):
Radio Station Group

Goodwill:
Balance as of December 31, 2016:
Goodwill	$1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Balance as of December 31, 2017:
Goodwill	1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Westwood One

Goodwill:
Balance as of December 31, 2016:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of December 31, 2017:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Goodwill:
Balance as of December 31, 2016:
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214
Balance as of December 31, 2017:
Goodwill	1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214

The following table presents intangible asset balances, changes therein and dispositions and amortization thereof during the years ended December 31, 2016 and December 31, 2017. (dollars in thousands):

	FCC Licenses	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2016	$1,578,066	$174,530	$1,752,596
Impairment	(35,000)	(1,816)	(36,816)
Disposition	(2,883)	—	(2,883)
Amortization	—	(56,215)	(56,215)
Balance as of December 31, 2016	$1,540,183	$116,499	$1,656,682
Balance as of January 1, 2017	$1,540,183	$116,499	$1,656,682
Impairment	(335,909)	—	(335,909)
Disposition	(465)	—	(465)
Amortization	—	(33,505)	(33,505)
Balance as of December 31, 2017	$1,203,809	$82,994	$1,286,803
The Company's definite-lived intangible assets primarily consist of broadcast advertising and affiliate relationships. Total amortization expense related to the Company’s definite-lived intangible assets was $33.5 million, $56.2 million and $69.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, estimated future amortization expense related to the Company's definite-lived intangible assets was as follows (dollars in thousands):

2018	$18,201
2019	17,257
2020	17,197
2021	17,114
2022	12,843
Thereafter	382
Total other intangibles, net	$82,994

The Company performs annual impairment testing of its Federal Communications Commission ("FCC") licenses and goodwill as of December 31 of each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Impairment Test - Definite-Lived Intangibles
The Company tests definite-lived intangible assets for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. As of December 31, 2017, the Company considered its November 29, 2017 chapter 11 cases as an indicator of impairment for its definite-lived intangible assets. Based on the results of the recoverability test, however, the Company determined that the future undiscounted cash flows expected to result from the continued use of the assets and their eventual disposition continued to exceed the carrying value of the applicable asset groups and were therefore recoverable. The Company did not recognize any impairment charges for its definite-lived intangible assets in 2017 as a result of this analysis.
During the second quarter of 2016, the Company recorded an impairment charge to its definite-lived intangible assets of $1.8 million at the Westwood One segment for all customer lists and trademark definite-lived intangible assets related to the print publication of NASH Country Weekly as the Company re-positioned the print publication to a digital only medium. There were no similar impairments in 2017.

Annual Impairment Test - Goodwill

The Company assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. All of our radio markets comprise one reporting unit ("Reporting Unit 1" or the "Radio Station Group") in which as of December 31, 2016 there was no longer any goodwill, Westwood One comprises the second reporting unit ("Reporting Unit 2" or "Westwood One") and the third reporting unit, in which there is also no goodwill, continues to consist of all of our non-radio lines of business ("Reporting Unit 3").

For our annual goodwill impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2017 as follows:

Step 1 Goodwill Test
In performing our annual impairment testing of goodwill, fair value was calculated using a discounted cash flow analysis, which is an income approach. The discounted cash flow analysis requires the projection of future cash flows and the discounting of these cash flows to their present value equivalent via a discount rate. We used a five-year projection period for our operating cash flow projections. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses based primarily on historical financial performance in order to derive operating profits, which we combined with expected working capital changes and capital expenditures to determine operating cash flows. Our projections were based on then-current market and economic conditions and our historical knowledge of each of the relevant reporting units.
During the 2017 year, based on interim financial performance, we determined that no indicators were present which would suggest the fair value of the reporting units may have declined below the carrying value.
The material assumptions utilized in these analyses, for the reporting unit that has goodwill, included overall future market revenue growth rates for the residual years after the projection period of (1.0)% and a weighted average cost of capital of 9.3%. The residual year growth rate was estimated based on a perpetual nominal growth rate, which was based on long-term industry projections obtained from third party sources. The weighted-average cost of capital was determined based on (i) the cost of equity, which included estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which included estimates for corporate borrowing rates and (iii) estimated average percentages of equity and debt in capital structures.
The table below presents the percentages by which the fair value was above the carrying value of the Company's Westwood One reporting unit, which contains goodwill, under the Step 1 test as of December 31, 2017 (dollars in thousands).

Reporting Unit 2
Goodwill balance	$135,214
Carrying value (including goodwill)	$313,572
Percentage fair value above carrying value	36.9%

The Company did not incur any impairment charges related to goodwill during the year ended December 31, 2017. In performing the Company's 2016 annual impairment testing of goodwill, the Company recorded a non-cash impairment charge of $568.1 million, reducing the goodwill in Reporting Unit 1 to $0.0 million at December 31, 2016.

If actual results or the underlying material assumptions are less favorable than those projected by the Company or if a triggering event occurs or circumstance change that would more likely than not reduce the fair value of our goodwill below the amounts reflected in the Consolidated Balance Sheet, we may be required to recognize impairment charges in future periods.
Annual Impairment Test - FCC Licenses
As part of the annual impairment testing of indefinite-lived intangibles, in addition to testing goodwill for impairment, the Company also tests its FCC licenses for impairment during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. As part of the overall planning associated with the test, the Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes.

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
The analysis included overall future market revenue growth rates for the residual years after the projection period of (1.0)% and a weighted average cost of capital of 9.3%. The residual year growth rate was estimated based on a perpetual nominal growth rate, which was based on long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which included estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which included estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in other radio broadcasters capital structures.
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
During the first three quarters of 2017, based on the Company's review of the radio industry's financial performance, it determined that no indicators were present which would suggest the fair value of its FCC licenses may have declined below the carrying value. However, as part of the Company's test of its FCC licenses for impairment during the fourth quarter of 2017, the Company determined as part of its review of the assumptions utilized in the Greenfield Method that the radio industry's decreasing market share of total advertising revenues had an adverse impact on its future market revenue growth rate assumption, which is now negative, as disclosed above.
As a result of the impairment test of our FCC licenses, conducted as of December 31, 2017, the Company recorded a non-cash impairment charge of $335.9 million. As a result of the impairment test of its FCC licenses conducted as of December 31, 2016, the Company recorded a non-cash impairment charge of $35.0 million.

If the macroeconomic conditions of the radio industry or the underlying material assumptions are less favorable than those projected by the Company or if a triggering event occurs or circumstance change that would more likely than not reduce the fair value of FCC licenses below the amounts reflected in the Consolidated Balance Sheet, the Company may be required to recognize additional impairment charges in future periods.

5. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Accrued employee costs	$9,528	$30,887
Accrued third party content costs	5,205	29,285
Accrued interest	—	8,334
Accounts payable	1,928	12,739
Accrued other	19,496	14,996
Total accounts payable and accrued expenses	$36,157	$96,241

Subsequent to the balance sheet date, as permitted under the Bankruptcy Code, the Company has rejected certain of its pre-petition contracts and is calculating its estimated liability to the affected unsecured creditors. As a result, additional amounts may be included in liabilities subject to compromise in future periods and reduce the Company's accounts payable and accrued expenses.

6. Long-Term Debt
The Company’s long-term debt consisted of the following at December 31, 2017 and 2016 (dollars in thousands):

	December 31, 2017	December 31, 2016
Term Loan	$1,722,209	$1,810,266
Less: unamortized term loan discount and debt issuance costs	—	(29,909)
Total term loan	1,722,209	1,780,357
7.75% Senior Notes	610,000	610,000
Less: unamortized debt issuance costs	—	(6,200)
Total 7.75% Senior Notes	610,000	603,800
Less: Current portion of long-term debt	—	—
Long-term debt, net subject to compromise	$2,332,209	$2,384,157
Less: Amounts reclassified to liabilities subject to compromise	(2,332,209)	—
Long-term debt, net	$—	$2,384,157

Future maturities of long-term debt (dollars in thousands):

2018	$—
2019	610,000
2020	1,722,209
$2,332,209

In connection with the Company’s voluntary petitions for reorganization, the $1.722 billion outstanding under the Term Loan and the $610.0 million outstanding in 7.75% Senior Notes has been reclassified to liabilities subject to compromise in the Company's Consolidated Balance Sheet as of December 31, 2017. As a result of the Company’s chapter 11 cases, the Company expensed the entire balance of $25.9 million of deferred financing costs and debt discount during the fourth quarter of 2017 to reorganization items, net, in the Consolidated Statement of Operations for the year ended December 31, 2017.

For additional information, see the Current Bankruptcy Proceedings section of Note 1 "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies."

Credit Agreement

The Company's Credit Agreement consists of a Term Loan (the “Term Loan”) with a stated maturity date in December 2020 and a $200.0 million revolving credit facility, with a $30.0 million sublimit for letters of credit (the “Revolving Credit Facility”) with a stated maturity date in December 2018. Notwithstanding the stated maturity date of the Term Loan, if on January 30, 2019, the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the Term Loan maturity date will be accelerated to January 30, 2019.
At December 31, 2017, the Company had $1.722 billion outstanding under the Term Loan. No amounts were outstanding under the Revolving Credit Facility at either December 31, 2017 or 2016. On August 29, 2017, the Company used proceeds from sale of certain land and buildings to repay approximately $81.7 million of the Term Loan borrowings. At December 31, 2016, $1.810 billion was outstanding under the Term Loan.
Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. Borrowings under the Term Loan and Revolving Credit Facility, if available, bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan and Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate floor of 2.0% under the Term Loan and Revolving Credit Facility. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. At December 31, 2017, the Term Loan bore interest at 4.82% per annum.
In connection with the Company's chapter 11 cases, the Company is required to make adequate protection payments on the Term Loan. The amounts of these payments are calculated under the same terms as the interest and at the rates described above. During the pendency of the Bankruptcy Petitions, ASC 852 requires the Company to recognize the adequate protection payments as a reduction to the principal balance of the Term Loan.
Under the terms of the Credit Agreement, a commitment fee in the amount of 0.50% per year, payable monthly, is payable on the unused portion of the commitments.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay obligations when due; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation of warranty made, or report, certificate or financial statement delivered to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party. Any efforts to enforce such obligations upon the occurrence of an event of default have been automatically stayed as a result of the Company's Bankruptcy Petition and the Term Loan holders' rights of enforcement in respect of these obligations are subject to the applicable provisions of the Bankruptcy Code.
In the event amounts were outstanding under the Revolving Credit Facility or any letters of credit were outstanding that had not been collateralized by cash as of the end of each quarter, the Credit Agreement required compliance with a consolidated first lien leverage ratio covenant. The required ratio at December 31, 2017 and 2016 was 4.25 to 1 and 5.00 to 1, respectively. The ratio was to decrease to 4.0 to 1 at March 31, 2018. At December 31, 2017, the Company's actual leverage ratio would have been in excess of the required ratio. As a result of the Company's Bankruptcy Petitions, the Revolving Credit Facility was terminated, as such, at December 31, 2017 the Company had no borrowings outstanding under the Revolving Credit Facility.
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
In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all of the liabilities of the Company and its subsidiaries.
The indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. Any efforts to enforce obligations upon the occurrence of an event of default have been automatically stayed as a result of the Company's Chapter 11 Filing and the holders of the 7.75% Senior Notes rights of enforcement in respect to any obligations are subject to the applicable provisions of the Bankruptcy Code.
As described in more detail in Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies", on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017 scheduled interest payment of $23.6 million on the 7.75% Senior Notes. The Company will continue to forgo interest payments on the 7.75% Senior Notes while under bankruptcy protection. As a result, the Company's interest expense for the year ended December 31, 2017 was approximately $3.9 million lower than it would have been absent the filing of the voluntary petitions for reorganization.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with Wells Fargo (as successor to General Electric Capital Corporation), as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).

In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) were able to sell and/or contribute their accounts receivable (representing up to all of the Company’s accounts receivable) to a special purpose entity and wholly-owned subsidiary of the Company (the “SPV”). The SPV could thereafter make borrowings from the Lenders, which borrowings were secured by those receivables, pursuant to an Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (the “Funding Agreement”). Cumulus Holdings serviced the accounts receivable on behalf of the SPV.
On November 28, 2017, the Company terminated the Securitization Facility. No borrowings were outstanding under the Securitization Facility as of the termination date or December 31, 2016.
Amortization of Debt Discount and Debt Issuance Costs
For each of the years ended December 31, 2017, 2016, and 2015 the Company amortized $9.4 million, $10.0 million, and $9.5 million respectively, of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes. As a result of the Company’s chapter 11 cases, the Company expensed the entire remaining balance of $25.9 million of deferred financing costs and debt discount during the fourth quarter of 2017. This amount is included in reorganization items, net in the Consolidated Statement of Operations for the year ended December 31, 2017.

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
The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	December 31, 2017	December 31, 2016
Term Loan:
Carrying value	1,722,209	$1,810,266
Fair value — Level 2	1,481,100	1,226,455
7.75% Senior Notes:
Carrying value	610,000	$610,000
Fair value — Level 2	105,988	249,673
As of December 31, 2017, the Company used the closing trading prices of the last trade transaction of 86.0% to calculate the fair value of the Term Loan and 17.4% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2016, the Company used the closing trading prices of the last trade transaction of 67.8% to calculate the fair value of the Term Loan, and 40.9% to calculate the fair value of the 7.75% Senior Notes.

8. Liabilities Subject to Compromise

As discussed in Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" beginning on the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities Subject to Compromise” reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities Subject to Compromise at December 31, 2017 consisted of the following (in thousands):

December 31, 2017
Deferred income taxes	$219,250
Accrued liabilities and other liabilities	89,897
Accounts payable	18,290
Accounts payable, accrued and other liabilities	327,437
Term Loan	1,722,209
7.75% Senior Notes	610,000
Accrued interest	27,577
Long-Term Debt and accrued interest	2,359,786
Total liabilities subject to compromise	$2,687,223

Subsequent to the Balance Sheet date, as permitted under the Bankruptcy Code, the Company has rejected certain of its pre-petition contracts and is calculating its estimated liability to the affected unsecured creditors. As a result, additional amounts may be included in liabilities subject to compromise in future periods.

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

9. Reorganization Items, net

Reorganization items incurred as a result of the chapter 11 cases are presented separately in the accompanying statements of operations for the year ended December 31, 2017 and were as follows (in thousands):

2017
Deferred financing costs and term loan discount	$25,921
Professional fees	5,682
Reorganization items, net	$31,603

Professional fees included in reorganization items, net represent professional fees for post-petition expenses. Deferred financing costs and term loan discount are included in reorganization items, net as the Company believes the underlying debt instruments will be impacted by the chapter 11 cases.

As of December 31, 2017, $4.0 million of professional fees were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Consolidated Balance Sheet.

10. Stockholders’ Equity

As discussed in Note 1, "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" beginning on the Petition Date, the Company has been operating as debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Pursuant to the Plan and Disclosure Statement filed on February 12, 2018, if the Plan is confirmed, all of the equity interests in the Company are expected to be canceled or extinguished on the date that the Company emerges from bankruptcy.

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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such ownership does not violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. There were no shares of Class B common stock issued or outstanding as of December 31, 2017 or 2016.

The holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the Board of Directors of the Company.
As of December 31, 2017 and 2016 there were no preferred shares outstanding.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-existing credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 156,250 shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. None of the 2009 warrants were converted during the year ended December 31, 2017 and 2016, and as of such date there were, 40,057 of the 2009 Warrants outstanding.

Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") on September 16, 2011 (the "Citadel Merger"), warrants to purchase 300,000 shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. As part of the June 2014 completion of proceedings related to Citadel's bankruptcy, the 300,000 shares were issued from treasury stock for $25.0 million. The equity held in reserve was included in additional paid-in-capital on the accompanying consolidated statement of stockholders' equity at December 31, 2015.
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
No Company Warrants were exercised during the year ended December 31, 2017. During the year ended December 31, 2016, Company Warrants were exercised to purchase 43,192 shares of Class A common stock. As of December 31, 2017 and 2016, 31,955 Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted to date, of $34.56 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted-average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and certain other similar events. As of December 31, 2017, all 1.0 million Crestview Warrants remained outstanding.

11. Stock-Based Compensation Expense

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

Generally, the Company’s grants of stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. The Company bases the risk-free interest rate that it used in its option pricing model on United States Treasury issues with terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends on the class of stock subject to granted stock options in the foreseeable future and therefore used an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.
During 2015, the Company granted 30,365 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During 2016, the Company granted 0.4 million stock options with an aggregate grant date fair value of $0.6 million. The options range in exercise price from $1.34 to $34.72 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
During 2017, the Company granted 0.1 million stock options with an aggregate grant date fair value of $0.1 million. The options range in exercise price from $0.41 to $1.03 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of each award vesting on each of the first two anniversaries thereof, and 20% of each award vesting on each of the next two anniversaries thereof.
The total fair value of restricted stock awards that vested during the years ended December 31, 2017 and 2016 was $0.0 million and $0.03 million, respectively.
In connection with certain 2015 employee departures, the Company recorded accelerated stock compensation costs of $8.7 million for the year ended December 31, 2015. These costs are included in corporate expenses and additional paid-in capital in the accompanying consolidated financial statements.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $1.6 million, $2.9 million and $21.0 million in non-cash stock-based compensation expense, respectively, related to equity awards. The associated tax benefits related to these non-cash stock-based compensation awards for the years ended December 31, 2017, 2016 and 2015 were $0.0 million, $0.2 million and $8.4 million, respectively.
As of December 31, 2017, unrecognized stock-based compensation expense of approximately $0.5 million related to equity awards is expected to be recognized over a weighted-average remaining life of 0.79 years. As of December 31, 2016, unrecognized stock-based compensation expense of approximately $2.8 million related to equity awards was expected to be recognized over a weighted average remaining life of 1.40 years. Unrecognized stock-based compensation expense for equity awards will continue to be adjusted for future changes in estimated forfeitures.
As of December 31, 2017, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 1.4 million, not including shares underlying outstanding awards. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.

There were no stock options exercised during the years ended December 31, 2017 or December 31, 2016.
On May 18, 2017 the Company adopted the 2017 Supplemental Incentive Plan (the "2017 SIP"), which provides participating executives of the Company with the opportunity to earn cash payments in ratable installments over the last three quarters of 2017, based on the Company's year-to-date performance at the end of each respective period, commencing with the second quarter of 2017. In order to be eligible to participate in the 2017 SIP, each participant therein had to agree to the cancellation of all of such participant's respective outstanding equity incentive awards. During the year ended December 31, 2017, the participants forfeited an aggregate of 963,493 options.
The following tables summarize the Company’s equity award activity for the year ended December 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Class A Common Stock
Outstanding at January 1, 2017	3,472,455	$31.46
Granted	76,250	0.98
Exercised	—	—
Forfeited/Canceled	(1,039,576)	18.16
Expired	—	—
Outstanding at December 31, 2017	2,509,129	$36.04	4.68	$584
Vested or expected to vest at December 31, 2017	2,509,129	$36.04	4.68	$8,258
Exercisable at December 31, 2017	2,356,173	$37.78	4.44	$666

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
The 2011 Equity Incentive Plan provides that no stock options or SARs will be granted with an exercise or base price less than the fair market value of the Class A common stock on the date of grant. The 2011 Equity Incentive Plan was designed to allow awards to qualify as qualified performance-based compensation under Section 162(m) of the Code to the extent applicable.
The following performance metrics may be used as “Management Objectives”: profits, cash flow, returns, working capital, profit margins, liquidity measures, sales growth, gross margin growth, cost initiative and stock price metrics, and strategic initiative key deliverable metrics.
As of December 31, 2017, there were outstanding options to purchase 2,461,753 shares of Class A common stock at exercise prices ranging from $0.41 to $51.68 per share under the 2011 Equity Incentive Plan, of which 152,956 options were unvested and 2,308,797 options were vested.
2008 Equity Incentive Plan
As of December 31, 2017, there were outstanding vested options to purchase 47,376 shares of Class A common stock at exercise prices ranging from $20.32 to $26.40 per share under the 2008 Equity Incentive Plan. The Company is not authorized to issue additional grants under this plan.

12. Income Taxes
Income tax for the years ended December 31, 2017, 2016 and 2015 consisted of the following (dollars in thousands):

	2017	2016	2015
Current income tax expense
State and local	$4,504	$1,678	$2,422
Total current income tax	$4,504	$1,678	$2,422

Deferred tax benefit
Federal	$(157,277)	$(19,496)	$(48,123)
State and local	(10,953)	(8,336)	(139)
Total deferred tax	(168,230)	(27,832)	(48,262)
Total income tax benefit	$(163,726)	$(26,154)	$(45,840)
Total income tax differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2017, 2016 and 2015 as a result of the following (dollars in thousands):

	2017	2016	2015
Pretax loss at federal statutory rate	$(129,602)	$(187,906)	$(207,317)
State income tax, net federal	(11,729)	(1,812)	(1,385)
Meals and entertainment	350	429	380
Bankruptcy costs	5,478	—	—
Change in state tax rates	255	(1,618)	1,605
Section 162 disallowance	1,867	538	110
Change in federal tax rate	(91,384)	—	—
Impairment charges on goodwill with no tax basis	—	163,630	153,371
Increase in valuation allowance	58,254	32	190
Other	2,785	553	7,206
Net income tax benefit	$(163,726)	$(26,154)	$(45,840)

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduces the US federal corporate tax rate from 35% to 21% for tax years after 2017. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, it has made a reasonable estimate of the effects on its existing deferred tax balances.

The Company remeasured certain deferred tax assets and liabilities based on the federal rate at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act, including full expensing of certain capital expenditures, the impact of executive compensation tax changes, and analysis of state tax implications and corresponding impact to changes in state valuation allowances. Additional guidance and clarification from regulatory authorities could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance was a tax benefit of approximately $91.4 million, which is included as a component of income tax benefit from continuing operations. Given the substantial changes with the Act, the estimated financial impacts are provisional and subject to further interpretation and clarification of the Act during 2018. In accordance with Staff Accounting Bulletin 118 (“SAB 118”), changes to these provisional amounts will be finalized within the next 12 months and will be recorded in the period in which the analysis is complete. As of December 31, 2017 the Company has recorded no estimate under SAB 118 for the state tax implications and corresponding state tax valuation allowance impact while the Company continues to refine its analysis of state tax conformity with various provisions of the Act.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 are presented below (dollars in thousands):

	2017	2016
Noncurrent deferred tax assets:
Accounts receivable	$948	$1,422
Advertising relationships	954	2,548
Other liabilities	20,486	27,014
Debt costs	6,987	—
Tax credits	2,249	2,042
Net operating loss	75,832	111,778
Noncurrent deferred tax assets	107,456	144,804
Less: valuation allowance	(75,460)	(17,205)
Net noncurrent deferred tax assets	31,996	127,599
Noncurrent deferred tax liabilities:
Intangible assets	242,822	482,620
Property and equipment	8,417	20,485
Cancellation of debt income	—	12,544
Other	7	—
Noncurrent deferred tax liabilities	251,246	515,649
Net noncurrent deferred tax liabilities	219,250	388,050
Net deferred tax liabilities	$219,250	$388,050

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

As of December 31, 2017, the valuation allowance increased by $58.3 million to $75.5 million. The increase in the valuation allowance relates to the impact of the Company's Bankruptcy Petition and corresponding changes in judgment regarding the Company's ability to recover its federal and state net operating loss carryforwards and certain other tax attributes. Approximately $43.9 million of the increase in valuation allowance relates to the establishment of a full valuation on federal loss carryforwards and approximately $14.4 million relates to certain state net operating loss carryforwards which the Company does not believe are more likely than not to be realized as a result of the expected expiration of these attributes prior to utilization. As of December 31, 2016, the Company maintained a valuation allowance of $17.2 million. The changes in the valuation allowance for 2016 consisted of a decrease of approximately $0.2 million related to state rate changes, an increase of $0.8 million related to the Company's estimates of its inability to recover certain state net operating losses and a decrease of $0.6 million related to the expected expiration of certain state net operating losses.

At December 31, 2017, Company has federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $232.0 million, and which will expire in the years 2030 through 2032. At December 31, 2017 the Company has state net operating loss carryforwards available to offset future income of approximately $1.1 billion which, if not utilized, will expire 2018 through 2037. During the first quarter 2017 the Company adopted ASU 2016-09 and recorded an additional deferred tax asset for approximately $1.5 million of net operating loss carryforwards that were previously unrecognized, related to windfall tax benefits associated with the Company's stock based compensation plan. The recognition of this deferred tax asset of approximately $0.6 million was recorded through accumulated deficit.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. For interest and penalties, the Company recorded income tax benefit of $1.8 million and $2.9 million for the years ended December 31, 2017 and 2016, respectively. The total interest and penalty accrued was $0.3 million and $2.1 million as of December 31, 2017 and 2016, respectively. The $1.8 million overall decrease in accrued interest and penalties during the year ended December 31, 2017 is a result of increases in accruals for interest and penalties on prior year positions of $0.3 million and reductions to interest and penalty accruals of $2.1 million related to the reversal of positions associated with the expiration of certain statutes of limitations and liabilities no longer deemed payable.
The total unrecognized tax benefits and accrued interest and penalties at December 31, 2017 was $8.9 million. Of this total, $8.1 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Of the $8.9 million total unrecognized tax benefits and accrued interest and penalties, $0.4 million relates to items which are expected to change significantly within the next 12 months. Substantially all federal, state, and local income tax returns have been closed for the tax years through 2013; however, the various tax jurisdictions may adjust the Company's net operating loss carryforwards.
The following table reconciles unrecognized tax benefits during the relevant years (in thousands):

Balance at January 1, 2016	$12,629
Increase for prior year positions	275
Lapse of statute of limitations	(1,014)
Balance at December 31, 2016	$11,890
Increase for prior year positions	447
Decrease for prior year positions	(3,316)
Lapse of statute of limitations	(434)
Balance at December 31, 2017	$8,587

13. Loss Per Share

For all periods presented, the Company has disclosed basic and diluted loss per common share utilizing the two-class method. In accordance with ASC Topic 260, "Earnings per Share," the presentation of basic and diluted EPS is required only for common stock and not for participating securities.

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

Basic loss per common share is calculated by dividing net loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net loss, after any allocation for preferred stock dividends, between each class of common stock on an equal basis per share. In accordance with the two-class method, the non-vested restricted shares of Class A common stock and Company Warrants are excluded from the computation of basic EPS.
Diluted loss per share is computed in the same manner as basic loss per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net loss is allocated to common stock to the extent that each security may share in earnings, as if all of the loss for the period had been distributed. Loss is allocated to each class of common stock equally per share.

The following table sets forth the computation of basic and diluted loss per common share for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except per share data):

	2017	2016	2015
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(206,565)	$(510,720)	$(546,494)
Basic undistributed net loss from operations — attributable to common shares	$(206,565)	$(510,720)	$(546,494)
Denominator:
Basic weighted average common shares outstanding	29,306	29,270	29,177
Basic loss from operations per share — attributable to common shares	$(7.05)	$(17.45)	$(18.72)
Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(206,565)	$(510,720)	$(546,494)
Basic undistributed net loss from operations — attributable to common shares	$(206,565)	$(510,720)	$(546,494)
Denominator:
Basic weighted average shares outstanding	29,306	29,270	29,177
Effect of dilutive options and warrants	—	—	—
Diluted weighted average shares outstanding	29,306	29,270	29,177
Diluted loss from operations per share — attributable to common shares	$(7.05)	$(17.45)	$(18.72)

14. Leases
The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $23.6 million, $25.2 million, and $27.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum sublease income to be received and a lease commitment under a sale leaseback agreement as of December 31, 2017 are as follows (in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Sale Leaseback Agreement	Net Commitments
2018	$23,768	$(1,028)	$1,153	$23,893
2019	20,596	(1,028)	1,193	20,761
2020	16,373	(1,028)		15,345
2021	13,028	(1,028)		12,000
2022	11,869	(1,028)		10,841
Thereafter	31,596	(1,285)		30,311
	$117,230	$(6,425)	$2,346	$113,151

15. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes listener surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen as of December 31, 2017 was approximately $200.3 million and is expected to be paid in accordance with the agreements through December 2021.
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
On January 3, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an agreement (the "LMA Agreement") under which the Company was responsible for programming two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits from these radio stations.
The Company and Merlin entered into a separate agreement (the "Put and Call Agreement") pursuant to which the Company had the right to purchase these two FM radio stations until October 5, 2017 for a specified amount of cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date, or (ii) $50.0 million. Conversely, Merlin had the right to require the Company to purchase these two FM radio stations at any time during a ten business day period commencing October 6, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and January 3, 2018. On February 1, 2018, the Company and Merlin agreed to terminate the Put and Call Agreement and amended the LMA Agreement. The Company continues to operate one of the FM stations under the amended LMA Agreement.

The Company determined through its review of the requirements of ASC Topic 810, Consolidation ("ASC 810") that the stations are a variable interest entity (“VIE”) for which it is not the primary beneficiary, therefore consolidation is not required.
On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which included charges related to terminated contract costs. As of December 31, 2017, liabilities related to the Exit Plan of $1.2 million are included in Liabilities Subject to Compromise in the Consolidated Balance Sheet. The Company does not anticipate any additional meaningful future charges in connection with the Exit Plan other than those for which the Company has already accrued.

Legal Proceedings

On March 1, 2011, the Company and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia ("Plaintiff") v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:11-mc-00176-LPS, U.S. District Court for the District of Delaware, alleged that the defendants have infringed on two of plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” The Complaint sought unspecified damages. The Court stayed the case on November 14, 2011 pending reexamination of the patents-in-suit before the U.S. Patent Office.  On June 6, 2012, Plaintiff filed a motion to lift the stay.  On March 25, 2013, the Court entered an order denying Plaintiff’s motion to lift the stay.  However, the Court ordered that “the stay shall be lifted upon the issuance of the Notice of Intent to Issue Reexamination Certifications (‘NIRC’)” for the two patents-in-suit.  By operation of the Court’s Order, the stay was lifted on July 8, 2013, when the final NIRC was issued for the two patents-in-suit.  Notwithstanding the foregoing, on November 27, 2017, the Plaintiff and defendants filed a stipulation of dismissal of the action and the action was dismissed with prejudice by court order in early December, 2017, thereby concluding the case.

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

In the first quarter of 2016, CBS Radio Inc. ("CBS") filed a demand for arbitration against certain of the Company's subsidiaries. This action alleged that certain of its subsidiaries breached the terms of one or more contracts with CBS relating to sports network radio programming and content. As previously disclosed, in the third quarter of 2016, the Company settled these claims in exchange for a one-time payment of $13.3 million. This payment was classified as a content cost in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

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

16. Quarterly Results (Unaudited)
The following table presents the Company’s selected unaudited quarterly results for each of the quarters during 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
FOR THE YEAR ENDED DECEMBER 31, 2017
Net revenue	$264,030	$290,531	$287,240	$293,861
Operating income (loss)	$20,522	$47,326	$42,931	$(321,225)
(Loss) income before income taxes	$(13,421)	$12,906	$6,531	$(376,307)
Net (loss) income	$(7,395)	$5,672	$1,274	$(206,116)
Basic:
(Loss) income per share	$(0.25)	$0.19	$0.04	$(7.03)
Diluted:
(Loss) income per share	$(0.25)	$0.19	$0.04	$(7.03)
FOR THE YEAR ENDED DECEMBER 31, 2016
Net revenue	$268,530	$287,193	$286,136	$299,541
Operating income (loss)	$10,114	$36,665	$113,017	$(568,585)
(Loss) income before income taxes	$(23,562)	$2,315	$79,109	$(594,736)
Net (loss) income	$(14,429)	$1,066	$46,321	$(543,677)
Basic:
(Loss) income per share	$(0.49)	$0.04	$1.58	$(18.57)
Diluted:
(Loss) income per share	$(0.49)	$0.04	$1.58	$(18.57)

17. Supplemental Condensed Consolidating Financial Information
At December 31, 2017, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
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

Revision to Prior Period Financial Statements

During the first quarter of 2017, the Company determined that it did not properly classify the investment in consolidated subsidiaries balance residing at the Parent Guarantor as a liability at December 31, 2016. The Company should have presented the investment in consolidated subsidiary balance as a liability as the balance was negative at December 31, 2016. In the following disclosure, a separate line item entitled “Accumulated losses in consolidated subsidiaries” is presented in the Consolidated Balance Sheet to correct this misclassification. This presentation misclassification was not material to the previously issued financial statements.
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
The following tables present (i) Condensed Consolidating Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016, and (iii) Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015 of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$1,135,662	$—	$—	$1,135,662
Operating expenses:
Content costs	—	—	402,978	—	—	402,978
Selling, general & administrative expenses	—	—	475,116	2,419	—	477,535
Depreciation and amortization	—	1,193	61,046	—	—	62,239
LMA fees	—	—	10,884	—	—	10,884
Corporate expenses (including stock-based compensation expense of $1,614)	—	59,062	—	—	—	59,062
Gain on sale of assets or stations	—	—	(2,499)	—	—	(2,499)
Impairment of intangible assets and goodwill	—	—	—	335,909	—	335,909
Total operating expenses	—	60,255	947,525	338,328	—	1,346,108
Operating loss	—	(60,255)	188,137	(338,328)	—	(210,446)
Non-operating (expense) income:
Reorganization items, net	—	(31,603)	—	—	—	(31,603)
Interest (expense) income	(8,735)	(118,217)	136	—	—	(126,816)
Loss on early extinguishment of debt	—	(1,063)	—	—	—	(1,063)
Other loss, net	—	—	(363)	—	—	(363)
Total non-operating expense, net	(8,735)	(150,883)	(227)	—	—	(159,845)
(Loss) income before income taxes	(8,735)	(211,138)	187,910	(338,328)	—	(370,291)
Income tax benefit	2,516	60,808	2,964	97,438	—	163,726
(Loss) earnings from consolidated subsidiaries	(200,346)	(50,016)	(240,890)	—	491,252	—
Net (loss) income	$(206,565)	$(200,346)	$(50,016)	$(240,890)	$491,252	$(206,565)

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Net revenue	$—	$165	$1,141,235	$—	$—	$1,141,400
Operating expenses:
Content costs	—	—	427,780	—	—	427,780
Selling, general & administrative expenses	—	—	470,546	2,354	—	472,900
Depreciation and amortization	—	1,530	85,737	—	—	87,267
LMA fees	—	—	12,824	—	—	12,824
Corporate expenses (including stock-based compensation expense of $2,948)	—	40,148	—	—	—	40,148
Gain on sale of assets or stations	—	—	(95,695)	—	—	(95,695)
Impairment of intangible assets and goodwill	—	—	604,965	—	—	604,965
Total operating expenses	—	41,678	1,506,157	2,354	—	1,550,189
Operating loss	—	(41,513)	(364,922)	(2,354)	—	(408,789)
Non-operating (expense) income:
Interest (expense) income, net	(8,711)	(129,733)	493	(190)	—	(138,141)
Gain on early extinguishment of debt	—	8,017	—	—	—	8,017
Other income, net	—	—	2,039	—	—	2,039
Total non-operating (expense) income, net	(8,711)	(121,716)	2,532	(190)	—	(128,085)
Loss before income taxes	(8,711)	(163,229)	(362,390)	(2,544)	—	(536,874)
Income tax benefit (expense)	3,484	65,292	(43,640)	1,018	—	26,154
Loss from continuing operations	(5,227)	(97,937)	(406,030)	(1,526)	—	(510,720)
(Loss) earnings from consolidated subsidiaries	(505,493)	(407,556)	(1,526)	—	914,575	—
Net (loss) income	$(510,720)	$(505,493)	$(407,556)	$(1,526)	$914,575	$(510,720)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Debtor-In-Possession)
Year Ended December 31, 2015
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$500	$1,168,179	$—	$—	$1,168,679
Operating expenses:
Content costs	—	—	396,426	—	—	396,426
Selling, general & administrative expenses	—	—	475,268	2,059	—	477,327
Depreciation and amortization	—	1,525	100,580	—	—	102,105
LMA fees	—	—	10,129	—	—	10,129
Corporate expenses (including stock-based compensation expense of $21,033)	—	73,403	—	—	—	73,403
Loss on sale of assets or stations	—	—	2,856	—	—	2,856
Impairment of intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest Pulser Media Inc.			19,364			19,364
Total operating expenses	—	74,928	1,570,207	2,059	—	1,647,194
Operating loss	—	(74,428)	(402,028)	(2,059)	—	(478,515)
Non-operating (expense) income:
Interest (expense) income, net	(8,735)	(132,754)	433	(190)	—	(141,246)
Gain on early extinguishment of debt	—	13,222	—	—	—	13,222
Other income, net	—	—	14,205	—	—	14,205
Total non-operating (expense) income, net	(8,735)	(119,532)	14,638	(190)	—	(113,819)
Loss from continuing operations before income taxes	(8,735)	(193,960)	(387,390)	(2,249)	—	(592,334)
Income tax benefit (expense)	3,494	77,584	(36,138)	900	—	45,840
Loss from continuing operations	(5,241)	(116,376)	(423,528)	(1,349)	—	(546,494)
(Loss) earnings from consolidated subsidiaries	(541,253)	(424,877)	(1,349)	—	967,479	—
Net (loss) income	$(546,494)	$(541,253)	$(424,877)	$(1,349)	$967,479	$(546,494)

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2017
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$102,891	$—	$—	$—	$102,891
Restricted cash	—	8,999	—	—	—	8,999
Accounts receivable, less allowance for doubtful accounts of $4,322	—	—	235,247	—	—	235,247
Trade receivable	—	—	4,224	—	—	4,224
Prepaid expenses and other current assets	—	25,393	16,866	—	—	42,259
Total current assets	—	137,283	256,337	—	—	393,620
Property and equipment, net	—	14,404	177,200	—	—	191,604
Broadcast licenses	—	—	—	1,203,809	—	1,203,809
Other intangible assets, net	—	—	82,994	—	—	82,994
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,323,713	984,559	—	(4,308,272)	—
Intercompany receivables	—	111,964	1,800,539	—	(1,912,503)	—
Other assets	—	6,507	13,571	—	—	20,078
Total assets	$—	$3,593,871	$3,450,414	$1,203,809	$(6,220,775)	$2,027,319
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$8,653	$27,504	$—	$—	$36,157
Total current liabilities	—	8,653	27,504	—	—	36,157
Other liabilities	—	53	1	—	—	54
Intercompany payables	111,964	1,800,539	—	—	(1,912,503)	—
Estimated losses on investment	584,151	—	—	—	(584,151)	—
Total liabilities not subject to compromise	696,115	1,809,245	27,505	—	(2,496,654)	36,211
Liabilities subject to compromise	—	2,368,777	99,196	219,250	—	2,687,223
Total liabilities	696,115	4,178,022	126,701	219,250	(2,496,654)	2,723,434
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,626,428	279,811	4,215,794	2,203,511	(6,699,116)	1,626,428
Accumulated (deficit) equity	(2,093,554)	(863,962)	(892,081)	(1,218,952)	2,974,995	(2,093,554)
Total stockholders’ (deficit) equity	(696,115)	(584,151)	3,323,713	984,559	(3,724,121)	(696,115)
Total liabilities and stockholders’ equity (deficit)	$—	$3,593,871	$3,450,414	$1,203,809	$(6,220,775)	$2,027,319

CUMULUS MEDIA INC.
(Debtor-In-Possession)
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

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(206,565)	$(200,346)	$(50,016)	$(240,890)	$491,252	$(206,565)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,193	61,046	—	—	62,239
Amortization of debt issuance costs/discounts	—	9,394	—	—	—	9,394
Provision for doubtful accounts	—	—	5,807	—	—	5,807
Gain on sale of assets or stations	—	—	(2,499)	—	—	(2,499)
Non cash reorganization	—	25,921	—	—	—	25,921
Impairment of intangible assets and goodwill	—	—	—	335,909	—	335,909
Deferred income taxes	(2,516)	(60,808)	(7,464)	(97,438)	—	(168,226)
Stock-based compensation expense	—	1,614	—	—	—	1,614
Loss on early extinguishment of debt	—	1,063	—	—	—	1,063
Earnings (loss) from consolidated subsidiaries	200,346	50,016	240,890	—	(491,252)	—
Changes in assets and liabilities	4,355	291,517	(282,757)	8,824	—	21,939
Net cash (used in) provided by operating activities	(4,380)	119,564	(34,993)	6,405	—	86,596
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	6,090	—	—	6,090
Restricted cash	—	(974)	—	—	—	(974)
Capital expenditures	—	(11,166)	(20,766)	—	—	(31,932)
Net cash used in investing activities	—	(12,140)	(14,676)	—	—	(26,816)
Cash flows from financing activities:
Intercompany transactions, net	4,380	(54,049)	49,669	—	—	—
Repayments of borrowings under term loan and revolving credit facilities	—	(81,652)	—	—	—	(81,652)
Adequate protection payments on term loan	—	—	—	(6,405)	—	(6,405)
Deferred financing costs	—	(91)	—	—	—	(91)
Net cash provided by (used in) financing activities	4,380	(135,792)	49,669	(6,405)	—	(88,148)
Decrease in cash and cash equivalents	—	(28,368)	—	—	—	(28,368)
Cash and cash equivalents at beginning of period	—	131,259	—	—	—	131,259
Cash and cash equivalents at end of period	$—	$102,891	$—	$—	$—	$102,891

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(510,720)	$(505,493)	$(407,556)	$(1,526)	$914,575	$(510,720)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,530	85,737	—	—	87,267
Amortization of debt issuance costs/discount	—	9,771	—	190	—	9,961
Provision for doubtful accounts	—	—	1,103	—	—	1,103
Gain on sale of assets or stations	—	—	(95,695)	—	—	(95,695)
Impairment of intangible assets and goodwill	—	—	604,965	—	—	604,965
Deferred income taxes	(3,484)	(65,292)	41,963	(1,018)	—	(27,831)
Stock-based compensation expense	—	2,948	—	—	—	2,948
Gain on early extinguishment of debt	—	(8,017)	—	—	—	(8,017)
Earnings (loss) from consolidated subsidiaries	505,493	407,556	1,526	—	(914,575)	—
Changes in assets and liabilities	—	361,825	(392,415)	2,354	—	(28,236)
Net cash (used in) provided by operating activities	(8,711)	204,828	(160,372)	—	—	35,745
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	—	106,935	—	—	106,935
Restricted cash	—	(44)	—	—	—	(44)
Capital expenditures	—	(2,276)	(20,761)	—	—	(23,037)
Net cash (used in) provided by investing activities	—	(2,320)	86,174	—	—	83,854
Cash flows from financing activities:
Intercompany transactions, net	8,708	(82,906)	74,198	—	—	—
Repayments of borrowings under revolving credit facilities	—	(20,000)	—	—	—	(20,000)
Proceeds from exercise of warrants	3	—	—	—	—	3
Net cash provided by (used in) financing activities	8,711	(102,906)	74,198	—	—	(19,997)
Increase in cash and cash equivalents	—	99,602		—	—	99,602
Cash and cash equivalents at beginning of period	—	31,657	—	—	—	31,657
Cash and cash equivalents at end of period	$—	$131,259	$—	$—	$—	$131,259

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2015
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(546,494)	$(541,253)	$(424,877)	$(1,349)	$967,479	$(546,494)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	1,525	100,580	—	—	102,105
Amortization of debt issuance costs/discounts	—	9,351	—	190	—	9,541
Provision for doubtful accounts	—	—	4,501	—	—	4,501
Gain on sale of assets or stations	—	—	2,856	—	—	2,856
Impairment of intangible assets and goodwill	—	—	565,584	—	—	565,584
Impairment charges - equity interest in Pulser Media Inc.	—	—	19,364	—	—	19,364
Deferred income taxes	(3,494)	(77,584)	33,716	(900)	—	(48,262)
Stock-based compensation expense	—	21,033	—	—	—	21,033
Gain on early extinguishment of debt	—	(13,222)	—	—	—	(13,222)
Earnings from consolidated subsidiaries	541,253	424,877	1,349	—	(967,479)	—
Changes in assets and liabilities	—	306,482	(343,115)	2,059	—	(34,574)
Net cash (used in) provided by operating activities	(8,735)	131,209	(40,042)	—	—	82,432
Cash flows from investing activities:
Restricted cash	—	2,074	—	—	—	2,074
Capital expenditures	—	(2,557)	(16,679)	—	—	(19,236)
Proceeds from exchange of assets or stations	—	—	9,201	—	—	9,201
Net cash used in investing activities	—	(483)	(7,478)	—	—	(7,961)
Cash flows from financing activities:
Intercompany transactions, net	8,727	(56,244)	47,517	—	—	—
Repayment of borrowings under term loans and revolving credit facilities	—	(50,000)	—	—	—	(50,000)
Tax withholding payments on behalf of employees	—	(93)	—	—	—	(93)
Proceeds from exercise of warrants	8	—	—	—	—	8
Net cash provided by (used in) financing activities	8,735	(106,337)	47,517	—	—	(50,085)
Increase (decrease) in cash and cash equivalents	—	24,389	(3)	—	—	24,386
Cash and cash equivalents at beginning of period	—	7,268	3	—	—	7,271
Cash and cash equivalents at end of period	$—	$31,657	$—	$—	$—	$31,657

18. Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors.  Effective January 1, 2017, the Company’s Non-Filing Entities, which are comprised of the Company's FCC license holding entities, are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included as “Equity in earnings of non-filing entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investment in non-filing entities” in the Debtors’ Statement of Financial Position.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein.  Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

Debtors' Balance Sheet
(Dollars in thousands, expect for share data)

As of December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$102,891
Restricted cash	8,999
Accounts receivable, less allowance for doubtful accounts of $4,322	235,247
Trade receivable	4,224
Prepaid expenses and other current assets	42,259
Total current assets	393,620
Property and equipment, net	191,604
Other intangible assets, net	82,994
Goodwill	135,214
Investment in non-filing entities	1,203,809
Other assets	20,078
Total assets	$2,027,319
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$36,157
Total current liabilities not subject to compromise	36,157
Other liabilities	54
Total liabilities not subject to compromise	36,211
Liabilities subject to compromise	2,687,223
Total liabilities	2,723,434
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued, and 29,225,765 shares outstanding	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1
Treasury stock, at cost, 2,806,187 shares	(229,310)
Additional paid-in-capital	1,626,428
Accumulated deficit	(2,093,554)
Total stockholders’ deficit	(696,115)
Total liabilities and stockholders’ deficit	$2,027,319

Debtors' Statement of Operations
(Dollars in thousands)

Twelve Months Ended December 31, 2017
Net revenue	$1,135,662
Operating expenses:
Content costs	402,978
Selling, general & administrative expenses	475,116
Depreciation and amortization	62,239
LMA fees	10,884
Corporate expenses (including stock-based compensation expense of $1,614)	59,062
Gain on sale of assets or stations	(2,499)
Total operating expenses	1,007,780
Operating income	127,882
Non-operating expense:
Reorganization items, net	(31,603)
Interest expense	(126,816)
Loss on early extinguishment of debt	(1,063)
Other expense, net	(363)
Total non-operating expense, net	(159,845)
Loss before income taxes	(31,963)
Income tax benefit	66,288
Equity in earnings of non-filing entities	(240,890)
Net income	$(206,565)

Debtors' Statement of Cash Flows
(Dollars in thousands)

Twelve Months Ended December 31, 2017
Cash flows from operating activities:
Net loss	$(206,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,239
Amortization of debt issuance costs/discounts	9,394
Provision for doubtful accounts	5,807
Gain on sale of assets or stations	(2,499)
Non-cash reorganization items	25,921
Deferred income taxes	(70,788)
Stock-based compensation expense	1,614
Loss on early extinguishment of debt	1,063
Equity in earnings of non-filing entities	240,890
Changes in assets and liabilities (excluding acquisitions and dispositions):	19,520
Net cash provided by operating activities	86,596
Cash flows from investing activities:
Proceeds from sale of assets or stations	6,090
Restricted cash	(974)
Capital expenditures	(31,932)
Net cash used in investing activities	(26,816)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(81,652)
Adequate protection payments on term loan	(6,405)
Deferred financing costs	(91)
Net cash used in financing activities	(88,148)
Decrease in cash and cash equivalents	(28,368)
Cash and cash equivalents at beginning of period	131,259
Cash and cash equivalents at end of period	$102,891

19. Segment Data

The Company operates in two reportable segments, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Radio Station Group and Westwood One. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for both of the Company's reportable segments, including programming, finance, legal, human resources and information technology functions.

The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company’s reportable segments. Management also uses this measure to determine the contribution of the Company's core operations to the funding of its corporate resources utilized to manage operations and non-operating expenses including debt service and acquisitions. In addition, Adjusted EBITDA, excluding the impact of local marketing agreement fees, is a key metric for purposes of calculating and determining compliance with certain covenants contained in the Company's Credit Agreement.

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange or sale of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets.

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

The Company’s financial data by segment is presented in the tables below:

	Year Ended December 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$786,963	$346,165	$2,534	$1,135,662

	Year Ended December 31, 2016
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$802,396	$336,610	$2,394	$1,141,400

	Year Ended December 31, 2015
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$796,383	$368,968	$3,328	$1,168,679

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA by segment
Radio Station Group	$204,588	$218,192	$241,673
Westwood One	51,034	22,984	$52,958
Segment Adjusted EBITDA	255,622	241,176	294,631
Adjustments
Corporate and other	(37,871)	(35,309)	$(35,486)
Income tax benefit	163,726	26,154	45,840
Non-operating expense, including net interest expense	(127,179)	(136,102)	(127,041)
LMA fees	(10,884)	(12,824)	(10,129)
Depreciation and amortization	(62,239)	(87,267)	(102,105)
Stock-based compensation expense	(1,614)	(2,948)	(21,035)
Gain (loss) on sale of assets or stations	2,499	95,695	(2,856)
Reorganization items, net	(31,603)	—	—
Impairment of intangible assets	(335,909)	(604,965)	(565,580)
Impairment charges - equity interest in Pulser Media, Inc.	—	—	(19,364)
Acquisition-related and restructuring costs	(19,492)	(1,817)	(16,641)
Franchise and state taxes	(558)	(530)	50
(Loss) gain on early extinguishment of debt	(1,063)	8,017	13,222
Consolidated net loss	$(206,565)	$(510,720)	$(546,494)

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2017	$4,691	$5,808	$(6,177)	$4,322
2016	$4,923	$1,103	$(1,335)	$4,691
2015	$6,004	$4,501	$(5,582)	$4,923
Valuation allowance on deferred taxes
2017	$17,205	$58,255	$—	$75,460
2016	$17,173	$32	$—	$17,205
2015	$18,991	$517	$(2,335)	$17,173