Form 10-K/A
period 2017-12-31
CUMULUS MEDIA INC
filed 2018-04-30
CIK 1058623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-38108

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cumulus Media Inc. (the “Company”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 29, 2018. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (the “Amendment”) is being filed solely for the purpose of filing the information required to be filed in of Part III of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. Capitalized terms used, but not defined herein, shall have the meaning ascribed to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Pursuant to our Third Amended and Restated Certificate of Incorporation (the “Charter”) and our Amended and Restated By-laws (the “Bylaws”), members of the board of directors (the “Board of Directors” or the “Board”) are elected or appointed to a term which expires at the next successive annual meeting of stockholders and when their successors are elected and qualified. Each current member of the Board of Directors was elected by our stockholders at our 2017 annual meeting of stockholders, except for Mr. D. J. Baker, who was appointed as a director by our Board of Directors on October 20, 2017.

We are party to a stockholders’ agreement (as amended, the “Stockholders’ Agreement”) entered into in September 2011, pursuant to which BA Capital Company, L.P. (“BA Capital”), Lewis W. Dickey, Jr., who resigned from the positions of Vice Chairman and a member of the Board in March 2017, along with certain members of his family (collectively, the “Dickeys”), and Crestview Radio Investors, LLC (“Crestview”) are the stockholders with rights or obligations. The Stockholders’ Agreement currently provides that Crestview has the right to designate two individuals for nomination to the Board of Directors, one of whom will be appointed as our Chairman of the Board, and the Dickeys have the right to designate one individual for nomination to the Board of Directors. Each stockholder party’s respective director nomination rights under the Stockholders’ Agreement generally survive for so long as that stockholder continues to own a specified percentage of the Company’s stock, subject to certain exceptions. Jeffrey A. Marcus and Ross A. Oliver are currently Crestview’s designees to our Board of Directors and John W. Dickey is the Dickeys’ designee to our Board of Directors.

Detailed information about each of the members of the Board of Directors is provided below.

Jeffrey A. Marcus, age 71, has served one of our directors since September 2011 and as our Chairman since April 2015. From September 2011 to April 2015, Mr. Marcus served as our lead independent director. Mr. Marcus is a Vice Chairman at Crestview Partners, a private equity firm, which he joined in 2004. Mr. Marcus currently works on Crestview Partners’ media and communications investment strategy and is a member of the investment committee. Prior to joining Crestview Partners, Mr. Marcus served in various positions in the media and communications industry, including as President and Chief Executive Officer of AMFM Inc. (formerly Chancellor Media Corporation), one of the nation’s largest radio broadcasting companies, and as founder and chief executive officer of Marcus Cable Company, a privately- held cable company. Mr. Marcus is currently a director of Camping World Holdings, Inc. and NEP Group, Inc., and is the Chairman of WOW! In the last five years, Mr. Marcus also served as a director of Charter Communications, Inc. and DS Services of America, Inc., where he served as chairman.

Mr. Marcus brings a diverse financial and business management background to the Chairman role on our Board of Directors, as evidenced by the variety of senior management positions he has held throughout his career in the media and communications industry. This history and experience contributes to his leadership of the Board of Directors and service on its committees through significant insight into a number of functional areas critical to Cumulus. Mr. Marcus has also served as a member of several boards of directors, which allows him to leverage his experience for the further benefit of the Company.

Mary G. Berner, age 58, has served as our Chief Executive Officer since October 2015 and as one of our directors since May 2015. She was also appointed as our President in March 2016. Prior to being appointed as Chief Executive Officer in October 2015, Ms. Berner served as President and Chief Executive Officer of MPA-The Association of Magazine Media, which is the industry association for multi-platform magazine media companies, since September 2012. From 2007 to 2011, she served as Chief Executive Officer of Reader’s Digest Association, a global media and direct marketing company, and a member of the board. While at Reader’s Digest Association, Ms. Berner successfully led that company through a restructuring of its debt in a voluntary prearranged reorganization under Chapter 11 of the U.S. Bankruptcy Code in under eight months, emerging from bankruptcy protection in February 2010. Nearly two years after Ms. Berner resigned from Reader’s Digest Association, that company again filed for bankruptcy protection under Chapter 11 in February 2013. Before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and Chief Executive Officer and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour, TV Guide, W, Women’s Wear Daily, Every Day with Rachael Ray and Allrecipes.com.

Ms. Berner continues to serve on a number of industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts degree in History from the College of Holy Cross (Massachusetts).

Ms. Berner, who has gained significant operational and strategic knowledge of our Company as President and Chief Executive Officer, has over 30 years of senior executive experience in the media and advertising industry allowing her to add significant strategic perspective to the Board. In addition, her track record of overseeing revenue growth in the companies she has led, as well as her expertise managing businesses in transition is important as we position ourselves for future growth and success.

D. J. (Jan) Baker, age 72, has served as one of our directors since October 2017. Mr. Baker served as a partner of the international law firm of Latham & Watkins, LLP until his retirement in July 2017, most recently serving as that firm’s Global Co-Chair of the Corporate Restructuring Practice Group. Prior to joining Latham & Watkins as a partner in 2009, Mr. Baker was a partner at Skadden, Arps, Slate, Meagher & Flom, LLP and, prior thereto, at Weil, Gotshal & Manges LLP, both international law firms. Mr. Baker’s practice focused on advising public and private companies in out-of-court restructurings and court-supervised reorganization and restructuring proceedings, regularly advising boards of directors on issues related to corporate governance and fiduciary duties. Mr. Baker is also a member of the Hastings Center, a bio-ethics institute. Mr. Baker serves on the boards of Enduro Resource Holdings LLC and Toshiba Nuclear Energy Holdings (UK) Limited, as well as various other non-profit boards.

Mr. Baker’s experience in corporate governance, capital markets and corporate restructuring provides valuable insight to the Board of Directors. In addition, his extensive experience in representing companies in corporate restructuring matters makes him particularly suited to serve on the Audit Committee.

Jill Bright, age 55, has served as one of our directors since March 2017. Ms. Bright was recently appointed Executive Vice President of Human Resources and Administration at Sotheby’s. Prior to joining Sotheby’s, Ms. Bright served as the Chief Administrative Officer of Gensler, a global architecture, design and planning firm, from December 2016 until June 2017. Prior to that, Ms. Bright served as the Chief Administrative Officer of Condé Nast from 2010 to November 2016. She joined Condé Nast in 1993 and led the Human Resources department from 1996 to 2010. Previously, Ms. Bright worked in various senior human resources roles at Macy’s, American Express and PepsiCo’s Frito-Lay division.

Ms. Bright has substantial corporate management experience as well as expertise in the media and communications industry through her senior management positions at Condé Nast, which allow her to offer management and operational insight to the Board with an in-depth understanding of the opportunities and challenges associated with our business. In addition, Ms. Bright’s experience in human resources management adds to the Board’s oversight of and decisions concerning management development and compensation.

John W. Dickey, age 51, has served as one of our directors since March 2017. Mr. Dickey has served as Chief Executive Officer of Ora Media LLC, an on-demand digital entertainment network and production company, since April 2016. Prior to that, Mr. Dickey served as Executive Vice President of Content and Programming for the Company from September 2014 until September 2015, after serving as Executive Vice President since January 2000 and co-Chief Operating Officer since 2006. Mr. Dickey was part of the initial investment group in the Company and formally joined the Company in 1998. Prior to his tenure at the Company, Mr. Dickey served as Executive Vice President and Partner of Stratford Research from June 1988. He also served as Director of Programming at Midwestern Broadcasting from January 1990 to March 1998. Mr. Dickey co-founded Modern Luxury Magazine Company in 1999, currently the largest regional city magazine company in the United States catering to the luxury marketplace. Mr. Dickey holds a Bachelor of Arts Degree in History from Stanford University and graduated in 1988. Mr. Dickey serves on the Board as the designee of the Dickeys pursuant to the Stockholders’ Agreement.

Ralph B. Everett, age 66, has served as one of our directors since July 1998. Mr. Everett is a Senior Industry and Innovation Fellow at Georgetown University Center for Business and Public Policy. From January 2007 until his retirement in January 2014, Mr. Everett served as the President and Chief Executive Officer of the Joint Center for Political and Economic Studies, a national, nonprofit research and public policy institution located in Washington, D.C. Prior to 2007, and for eighteen years, Mr. Everett had been a partner with the Washington, D.C., office of the law firm Paul Hastings LLP, where he headed the firm’s Federal Legislative Practice Group. He had previously worked in the U.S. Senate for more than a decade, including serving as a staff director and chief counsel of the Committee on Commerce, Science and Transportation. In 1998, Mr. Everett was appointed by President Clinton as United States Ambassador to the 1998 International Telecommunication Union Plenipotentiary Conference. In the same year, he led the U.S. delegation to the Second World Telecommunication Development Conference in Malta, joining participants from more than 190 nations. He is also a member of the Board of Visitors of Duke University Law School and serves on the board of The National Coalition on Black Civic Participation. In addition, Mr. Everett served on the board of Star Scientific, Inc. from December 2012 to December 2013.

Mr. Everett has nearly four decades of leadership experience in politics and public policy, and also possesses an extensive legal background, particularly in Federal Communications Commission (the “FCC”) and radio broadcasting matters. In addition, Mr. Everett’s management experience as a chief executive officer of a public policy institute focused on political and economic matters provides a valuable perspective to our Board of Directors.

Ross A. Oliver, age 45, has served as one of our directors since March 2017. Mr. Oliver is the General Counsel of Crestview Partners, which he joined in 2011. He is responsible for the firm’s legal and compliance functions and has nearly 20 years of experience in private equity, mergers and acquisitions and tax as both an attorney and a certified public accountant. Mr. Oliver joined Crestview from Davis Polk & Wardwell LLP where he focused on investment management and capital markets transactions, and previously he was a senior manager in the mergers and acquisitions group at PricewaterhouseCoopers LLP. Mr. Oliver currently serves on the board of directors of Crestview portfolio company and on the board of the American Investment Council, an advocacy and resource organization for the private investment industry. Mr. Oliver received a J.D., summa cum laude, from the University of California, Hastings, a M.S. in taxation from American University and a B.B.A., summa cum laude, from Eastern Michigan University.

Mr. Oliver’s experience in corporate governance, capital markets and complex business transactions provides valuable insight to the Board of Directors. In addition, his significant financial accounting experience makes him particularly suited to serve as the Chairman of the Audit Committee.

Executive Officers

For the required information regarding our executive officers, see Part I of the Original Form 10-K.

Information about the Board of Directors

The Board of Directors is elected by our stockholders to oversee our business and affairs and to assure that the long-term interests of our stockholders are being served. Our business is conducted by our employees, managers and officers under the direction of the Chief Executive Officer, and with the oversight of the Board of Directors.

The Board of Directors held 13 meetings during 2017. Each current director attended at least 92% of the meetings of the Board of Directors and the committees on which he or she served, during the period that he or she served. During the intervals between scheduled meetings, the Board periodically is updated by management on business, operational and strategic developments, and engages in active discussions about such developments. We do not have a formal policy regarding attendance by directors at our annual meetings of stockholders, but we encourage all incumbent directors, as well as all director nominees, to attend the annual meeting. Except for Mr. Dickey, all current directors who were then serving as directors of the Company attended last year’s annual meeting of stockholders.

Director Independence

Although our common stock is not currently listed on the NASDAQ Stock Market, our Board of Directors has reviewed the standards of independence for directors established by applicable laws and regulations, including the current listing standards of the NASDAQ Marketplace Rules, and has reviewed and evaluated the relationships of the directors with us and our management. Based upon this review and evaluation, our Board of Directors has determined that none of the current non-employee members of the Board of Directors has a relationship with us or our management that would interfere with such director’s exercise of independent judgment, and that each non-employee member of the Board of Directors is “independent” as such term is defined under the NASDAQ Marketplace Rules, other than Mr. Dickey, who served as our Executive Vice President of Content and Programming until September 2015. In addition, Messrs. Cassidy and Tolley were determined to be independent prior to their resignations from the Board of Directors and Ms. Glick was determined to be independent prior to the expiration of her term at our 2017 annual meeting of stockholders. The independent directors meet periodically in executive sessions.

Board of Directors Leadership Structure

Pursuant to the Stockholders’ Agreement, Crestview has a right to have one of its Board designees appointed as Chairman of the Board of Directors. In accordance therewith, Mr. Marcus serves as Chairman of the Board of Directors.

As Chairman of the Board of Directors, Mr. Marcus’s responsibilities include, among others:

•	providing oversight of corporate governance matters;

•	developing Board of Directors meeting agendas;

•	overseeing and managing any potential conflict of interest issues;

•	coordinating communication and integration across committees; and

•	presiding over Board meetings and executive sessions of the independent directors.

In light of the ongoing challenging business and competitive environment in which the company operates, the Board believes the separation of the Chairman and Chief Executive Officer roles remains appropriate as it allows for enhanced oversight of management by the Board of Directors, Board independence, and accountability to our stockholders and other stakeholders. In addition, it allows Ms. Berner, our President and Chief Executive Officer, to continue to dedicate substantially all of her professional time and attention to the significant operational demands facing the Company.

We believe that the foregoing structure and responsibilities, when combined with the Company’s other governance policies and procedures, provide appropriate opportunities for oversight, discussion and evaluation of decisions and direction from the Board of Directors.

Committees of the Board of Directors

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee.

Each committee operates pursuant to a written charter in compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC. In addition, although our common stock is not currently listed on the NASDAQ Stock Market, each of our committee charters is in compliance with the NASDAQ Marketplace Rules. Copies of these charters are available on our corporate website, at www.cumulus.com.

The Audit Committee. The purpose of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibilities with respect to:

•	our accounting, reporting and financial practices, including the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the independent auditors’ qualifications and independence; and

•	the performance of the independent auditors and our own internal audit function.

The Audit Committee is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements on behalf of our Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm (including resolution of any disagreements between our management and our independent registered public accounting firm regarding financial reporting), and our independent registered public accounting firm reports directly to the Audit Committee.

The Audit Committee met 5 times in 2017. The current members of the Audit Committee are Ross A. Oliver (Chairman), Jan Baker and Ralph B. Everett. David M. Tolley served as Chairman of the Audit Committee until his resignation from the Board of Directors in September 2017. In connection with Mr. Tolley’s resignation, Jill Bright was appointed as a member of the Audit Committee until November 2017, when Mr. Baker replaced her on such committee. Our Board of Directors has determined that each Audit Committee member is “independent,” as such term is defined under the rules of the SEC and the NASDAQ Marketplace Rules applicable to audit committee members, and meets the financial literacy requirements of the NASDAQ Marketplace Rules. No member of the Audit Committee participated in the preparation of our or our subsidiaries’ financial statements at any time during the past three years. In addition, our Board of Directors has determined that Mr. Oliver is an “audit committee financial expert,” as such term is defined under the rules of the SEC. In making such determination, the Board of Directors took into consideration, among other things, the express provision in Item 407(d) of SEC Regulation S-K that the determination that a person has the attributes of an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee and the Board of Directors, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors.

The Compensation Committee. The Compensation Committee oversees the determination of all matters relating to employee compensation and benefits and specifically reviews and approves salaries, bonuses and equity-based compensation for our executive officers.

Our Board of Directors has delegated specifically to the Compensation Committee the following responsibilities:

•	performance evaluation, compensation and development of our executive officers;

•	establishment of performance objectives under the Company’s short- and long-term incentive compensation arrangements and determination of the attainment of such performance objectives; and

•	oversight and administration of the Company’s benefit plans.

The Compensation Committee generally consults with management in addressing executive compensation matters. Subject to applicable parameters in various employment agreements entered into with our executive officers, our Chief Executive Officer, based on the performance evaluations of the other executive officers, recommends to the Compensation Committee compensation for those executive officers. The executive officers, including our Chief Financial Officer, also provide recommendations to the Compensation Committee from time to time regarding key business drivers included in compensation program design, especially incentive programs, which may include defining related measures and explaining the mutual influence on or by other business drivers and the accounting and tax treatment relating to certain awards. Our Chief Executive Officer also provides regular updates to the Compensation Committee regarding current and anticipated performance outcomes, including the impact on executive compensation. The Compensation Committee has the authority to retain compensation consultants from time to time as it deems appropriate.

The Compensation Committee met 6 times in 2017. In between scheduled meetings, the members of the Compensation Committee receive periodic updates and are active in ensuring that the Company’s compensation programs remain consistent with marketplace developments and Company performance. The members of the Compensation Committee during 2017 were Jeffrey A. Marcus (Chairman), Jill Bright and Ralph B. Everett. Each of the members of the Compensation Committee is “independent,” as such term is defined under the NASDAQ Marketplace Rules.

The Nominating Committee. The Nominating Committee is responsible for:

•	identifying individuals qualified to become Board members, consistent with criteria approved from time to time by the Board;

•	selecting, or recommending that the Board select, the director nominees to election at each annual meeting of stockholders; and

•	recommending Board members to serve on the standing committees of the Board.

The Nominating Committee did not meet in 2017. The members of the Nominating Committee during 2017 were Jeffrey A. Marcus (Chairman), Jill Bright and Ross A. Oliver. Each of the members of the Nominating Committee is “independent,” as such term is defined under the NASDAQ Marketplace Rules.

Risk Oversight

Our Board of Directors as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant Board committee, which reports on its deliberations to the full Board of Directors (except for those risks that require risk oversight solely by independent directors) as further described below. The Board of Directors believes that this structure for risk oversight is appropriate and, as only independent directors serve on the Board of Directors’ standing committees, the independent directors have full access to all available information for risks that may affect us.

The Audit Committee is specifically charged with reviewing and discussing risk management (primarily financial and internal control risk), and receives regular reports from management (including legal and financial representatives), independent auditors, internal audit and outside legal counsel on risks related to, among other things, our financial controls and reporting, covenant compliance under our various financing and other agreements and cost of capital. The Compensation Committee considers risks related to the Company’s compensation policies and programs, and makes recommendations to the Board of Directors with respect to whether those compensation policies and programs are properly implemented to discourage inappropriate risk- taking, and is regularly advised by management (including legal and financial representatives) and outside legal counsel. In addition, the Company’s management, including the Company’s General Counsel, regularly communicates with the Board of Directors regarding important risks that merit its review and oversight, including regulatory risk and risks stemming from periodic litigation or other legal matters in which we are involved. Further, we believe that our structure providing for separate Chairman and Chief Executive Officer roles more efficiently and appropriately allows for identification and assessment of issues that should be brought to the Board of Directors’ attention.

Director Nomination Process

The purposes of the Nominating Committee include, among other things, identifying individuals qualified to become Board members and recommending candidates to the Board to fill new or vacant positions. In recommending candidates, the Nominating Committee considers such factors as it deems appropriate, consistent with criteria approved by the Board and as described in more detail below.

The Nominating Committee does not maintain a formal process for identifying and evaluating nominees for director. Historically, director candidates had been first identified by evaluating the current members of our Board of Directors. If a member whose term is expiring at the next succeeding annual meeting of stockholders no longer wished to continue in service, if the Board of Directors determined to increase the overall size of the Board, or if our Board of Directors decided not to re-nominate such member, the Nominating Committee would then determine, consistent with the Stockholders’ Agreement as applicable, whether to commence a search for qualified individuals meeting the criteria discussed below.

The Nominating Committee evaluates all candidates based upon, among other factors, a candidate’s financial literacy, knowledge of our industry and other organizations of comparable size, other relevant background experience, judgment, skill, integrity, the interplay of a candidate’s experience with the experience of other Board members, status as a stakeholder, “independence” (for purposes of compliance with the rules of the SEC and the NASDAQ Marketplace Rules), and willingness, ability and availability for service. There are no stated minimum criteria for director nominees, although the Nominating Committee may also consider such other factors as it may deem are in the best interests of us and our stockholders. The Nominating Committee considers diversity as it deems appropriate in this context (without having a formal diversity policy), given our current needs and the needs of the Board of Directors to maintain a balance of knowledge, experience and capability.

When considering diversity, the Nominating Committee considers diversity as one factor, of no greater or lesser importance than other factors, and considers diversity in a broad context of race, gender, age, business experience, skills, international experience, education, other board experience and other relevant factors.

Historically, we have not had a formal policy with regard to the consideration of director candidates recommended by our stockholders. To date, our Board of Directors has not received any recommendations from stockholders requesting that it consider a candidate for inclusion among our Board of Directors’ slate of nominees in our proxy statement, other than pursuant to the Stockholders’ Agreement, and certain predecessor agreements. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received, or will not be considered if one is received in the future. Our Board of Directors from time to time may give consideration to the circumstances in which the adoption of a formal policy would be appropriate.

Our By-laws provide for stockholder nominations to our Board of Directors, subject to certain procedural requirements. To nominate a director to our Board of Directors, a stockholder must give timely notice of the nomination in writing to our Corporate Secretary not later than 90 days prior to the anniversary date of the annual meeting of stockholders in the preceding year. All such notices must include (i) the stockholder’s name and address, (ii) a representation that the stockholder is one of our stockholders, and will remain so through the record date for the upcoming annual meeting of stockholders, (iii) the class and number of shares of our common stock that the stockholder holds (beneficially and of record), and (iv) a representation that the stockholder intends to appear in person or by proxy at the upcoming annual meeting of stockholders to make the nomination. The stockholder must also provide information on his or her prospective nominee, including such person’s name, address and principal occupation or employment, a description of all arrangements or understandings between the stockholder, his or her prospective nominee and any other persons (to be named), the written consent of the prospective nominee and such other information as would be required to be included in a proxy statement soliciting proxies for the election of director nominees.

Stockholder Communication With The Board of Directors

Any matter intended for our Board of Directors, or for any individual member or members of our Board of Directors, should be directed to Richard S. Denning, Corporate Secretary, at our principal executive offices, 3280 Peachtree Road, N.W., Suite 2200, Atlanta, Georgia 30305, with a request to forward the same to the intended recipient. In the alternative, stockholders may direct correspondence to our Board of Directors to the attention of the chairman of the Audit Committee of the Board of Directors, in care of Richard S. Denning, Corporate Secretary, at our principal executive offices. All such communications will be forwarded unopened.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and any persons who beneficially own more than 10% of our common stock, are required to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon our review of copies of such reports for 2017 and written representations from our directors and executive officers, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, timely complied with all applicable filing requirements for our 2017 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

For the year ended December 31, 2017, our Chief Executive Officer and our two other most highly compensated executive officers, who we refer to as our named executive officers, were:

•	Mary G. Berner, our President and Chief Executive Officer;

•	John Abbot, our Executive Vice President, Treasurer and Chief Financial Officer; and

•	Richard S. Denning, our Senior Vice President, Secretary and General Counsel.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2017 and December 31, 2016.

	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation ($)		Total ($)
Mary G. Berner	2017	1,450,000	3,800,101	—	—	—	4,943		5,250,101
President and Chief Executive Officer	2016	1,450,000	1,087,500	—	—	—	—		2,537,500
John Abbot	2017	750,000	1,495,661	—	—	—	2,250		2,250,604
Executive Vice President, Treasurer and Chief Financial Officer	2016	375,000	421,875	—	190,778	—	—		987,653
Richard S. Denning	2017	550,000	896,765	—	—	—	10,124	(4)	1,446,765
Senior Vice President, Secretary and General Counsel	2016	520,833	165,000	—	—	—	7,008		692,841

(1)	We consider a bonus paid in a given fiscal year and based on the Company’s performance in the prior year as being earned in that prior year. The amounts reported in this column reflect the bonus earned for performance in the year indicated.
(2)	Reflects the grant date fair value of awards calculated in accordance with FASB ASC Topic 718. See note 9 of the consolidated financial statements in the Company’s annual report on Form 10-K for the year ended December 31, 2017 for certain assumptions underlying the fair value of awards.
(3)	See “ Non-Equity Incentive Plan Compensation” below.
(4)	Consists of Company paid life and disability insurance premiums and Company contributions to his 401(k) plan account.

Employment Agreements with Named Executive Officers

Berner Employment Agreement

On September 29, 2015, we entered into an employment agreement with Ms. Berner (as amended on March 30, 2016 and October 26, 2017, the “Berner Employment Agreement”), pursuant to which she agreed to serve as our President and Chief Executive Officer. The Berner Employment Agreement has a term through September 29, 2018, and contains a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. Pursuant to the Berner Employment Agreement, Ms. Berner is entitled to receive an annual base salary of $1.45 million, subject to increase.

The Berner Employment Agreement also provides that Ms. Berner is eligible for an annual cash bonus based upon achievement of annual performance goals for Ms. Berner and/or the Company determined by the Compensation Committee each year. The annual cash bonus is calculated as a percentage of Ms. Berner’s base salary, with a target award opportunity of 100% of Ms. Berner’s base salary and a maximum award opportunity of 150% of Ms. Berner’s base salary. Notwithstanding these target and maximum award opportunities, the Berner Employment Agreement provides that the Compensation Committee may adjust upward the target and maximum award opportunities for Ms. Berner for each year.

Abbot Employment Agreement

Effective July 1, 2016, we entered into an employment agreement with Mr. Abbot, pursuant to which he agreed to serve as our Executive Vice President, Treasurer and Chief Financial Officer (as amended on October 25, 2017, the “Abbot Employment Agreement”). The Abbot Employment Agreement has a term through October 13, 2018, and contains a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. Pursuant to the Abbot Employment Agreement, Mr. Abbot is entitled to receive an annual base salary of $750,000, subject to increase.

The Abbot Employment Agreement also provides that Mr. Abbot is eligible for an annual cash bonus based upon achievement of performance criteria or goals set forth in an annual executive incentive plan proposed by the Chief Executive Officer and approved by the Compensation Committee. The annual cash bonus will be calculated as a percentage of Mr. Abbot’s base salary, with a target award opportunity of 75%, or a higher amount as determined by the Chief Executive Officer, up to a maximum award opportunity of 112.5% of his base salary. Notwithstanding these target and maximum award opportunities, the Abbot Employment Agreement provides that the Compensation Committee may adjust upward the target and maximum award opportunities for Mr. Abbot for each year.

Denning Employment Agreement

On November 29, 2011, we entered into an employment agreement with Mr. Denning (as amended on March 30, 2016, August 26, 2016 and October 25, 2017, the “Denning Employment Agreement”). The Denning Employment Agreement has a term through November 29, 2018, and contains a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Denning is entitled to receive an annual base salary of $550,000, subject to further increase.

The Denning Employment Agreement also provides that Mr. Denning is eligible for an annual cash bonus based upon achievement of performance criteria or goals set forth in an executive incentive plan. The annual cash bonus is calculated as a percentage of the Mr. Denning’s base salary, with a target award opportunity of 40%, or a higher amount as determined by the Chief Executive Officer. If in any given year the Compensation Committee does not approve an executive incentive plan proposed by the Chief Executive Officer, or the Chief Executive Officer elects not to propose an executive incentive plan, the basis for annual cash bonuses to Mr. Denning will be governed by the bonus provisions in his employment agreement that were in effect immediately prior to January 1, 2016, pursuant to which Mr. Denning is entitled to receive an annual cash bonus based upon the achievement of Company and/or individual annual performance goals determined by the Compensation Committee, with a target award opportunity of 40% and a maximum award opportunity of 60% of base salary. Notwithstanding these target and maximum award opportunities, the Denning Employment Agreement provides that the Compensation Committee may adjust upward the target and maximum award opportunities for Mr. Denning for each year.

Non-Equity Incentive Plan Compensation

In 2017, the Board of Directors approved the Company’s annual executive incentive plan in which named executive officers could participate, to operate as a quarterly incentive plan for 2017 (the “2017 QIP”), and adopted a supplemental incentive plan for 2017 (the “2017 SIP”) in which named executive officers could participate.

Awards to the named executive officers under the 2017 QIP were based on the Company achieving budgeted adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels. The target cash incentive award opportunity available to each named executive officer under the 2017 QIP was calculated as a percentage of each named executive officer’s base salary, all in accordance with the terms of each such officer’s employment agreement.

Under the 2017 QIP, performance was measured at the end of each quarter, beginning with the quarter ended March 31, 2017, based on year-to-date performance at the end of the respective quarter. If target performance levels for the year-to-date period were met or exceeded, 25% of the total annual target bonus was awarded following the applicable quarter end. If, at the completion of any quarter, target performance levels for the year-to-date period (other than the full year period) were not met, no payment was made for that period.

Following the end of the year, actual annual performance was compared to the threshold, target and maximum performance goals. If the Company achieved the full-year 2017 threshold EBITDA goal, each named executive officer was entitled under the 2017 QIP to a total payout for the full year equal to 25% of his or her respective 2017 QIP target award opportunity. If the Company met or exceeded the full-year 2017 maximum EBITDA goal, each named executive officer was entitled under the 2017 QIP to a total payout for the full year equal to up to 150% of his or her respective 2017 QIP target award opportunity. Actual performance between threshold and target or target and maximum resulted in payout amounts determined by linear interpolation. The payout amount calculated for performance over the full-year period was reduced by payments previously made for the quarterly periods in 2017. Actual payments to each of the named executive officers under the 2017 QIP were as follows: Ms. Berner ($1,968,376), Mr. Abbot ($763,594) and Mr. Denning ($298,650).

The 2017 SIP was approved to provide participants the opportunity to earn cash payments in ratable installments over the final three fiscal quarters of 2017, based on the Company’s year-to-date performance at the end of the respective period. In order to be eligible to participate in the 2017 SIP, named executive officers were required to agree to the cancellation of all of their respective outstanding equity incentive awards.

The 2017 SIP provided payouts only in the event the Company’s EBITDA performance met or exceeded applicable levels after taking into account the proposed 2017 SIP payouts, making the program self-funding. Specifically, performance under the 2017 SIP was measured, and payments were to be made, as of the end of each applicable period, based on the Company’s EBITDA after giving effect to any such proposed payments. If target performance levels for the year-to-date period were met or exceeded, one-third of the total annual 2017 SIP target bonus was awarded following each period end. If, after giving effect to such payments target performance levels for the year-to-date period (other than the full year period) had not been met, no payment was to be made following the applicable quarter. Under the 2017 SIP, target award opportunities for each named executive officer were as follows: Ms. Berner ($1,470,000), Mr. Abbot ($587,500) and Mr. Denning ($480,000).

Following the end of the year, actual annual EBITDA performance was compared to the threshold, target and maximum performance goals, and payouts, if any, were determined in the same manner as under the 2017 QIP, except that under the 2017 SIP, EBITDA performance was determined after giving effect to such proposed payments. Actual payments to each of the named executive officers under the 2017 SIP were as follows: Ms. Berner ($1,831,726), Mr. Abbot ($732,067) and Mr. Denning ($598,115).

Outstanding Equity Awards at 2017 Fiscal Year-End

As a result of their election to participate in the 2017 SIP, none of the named executive officers had any equity awards outstanding at December 31, 2017.

Director Compensation

Through May 18, 2017, the date of the Company’s 2017 annual meeting stockholders, non-employee directors received an annual cash fee of $75,000 for service on the Board, and each non-employee director received an additional fee of $25,000 annually for service on each committee of which he or she was a member. Additionally, the Chairman of the Audit Committee received a fee of $25,000 annually and the Chairman of the Compensation Committee received a fee of $15,000 annually.

After the 2017 annual meeting of stockholders, non-employee directors received an annual cash fee of $60,000 and each non-employee director received an additional fee of $20,000 annually for service on each committee of which he or she was a member. Additionally, the Chairman of the Board received an annual fee of $24,000, the Chairman of the Audit Committee received an annual fee of $20,000 and the Chairman of the Compensation Committee received an annual fee of $12,000. Also in 2017, Mr. Baker received $25,000 for his work on an ad-hoc committee of the Board in connection with our filing for bankruptcy protection.

In addition, in 2016, in part to minimize dilution to stockholders in light of the trading prices of the Class A common stock, the Board determined that the annual grant of restricted shares of Class A common stock typically made to directors for Board service would instead be paid in an equivalent amount of cash. The value of this award was reduced from $100,000 to $80,000 after the 2017 annual meeting of stockholders.

Each non-employee director is also reimbursed for expenses actually incurred in attending in-person meetings of the Board of Directors and any committees.

The following table sets forth amounts paid to our non-employee directors for service in 2017. Directors who were also employees of the Company (Ms. Berner) received no additional compensation for their service as directors.

	2017 Director Compensation(1)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jeffrey A. Marcus (2)	236,397	—	—	—	—	—	236,397
Jan Baker	56,033	—	—	—	—	—	56,033
Jill Bright	118,365	—	—	—	—	—	118,365
John W. Dickey	115,574	—	—	—	—	—	115,574
Ralph B. Everett	196,985	—	—	—	—	—	196,985
Ross A. Oliver (2)	118,746	—	—	—	—	—	118,746
Brian Cassidy (2)(3)	68,952	—	—	—	—	—	68,952
Lewis W. Dickey, Jr. (3)	37,620	—	—	—	—	—	37,620
Alexis Glick (4)	84,924	—	—	—	—	—	84,924
David M. Tolley (5)	188,880	—	—	—	—	—	188,880

(1)	At December 31, 2017, the aggregate number of outstanding stock options held by Mr. Everett was 5,681.
(2)	As a Crestview designee to the Board, all fees were paid to Crestview.
(3)	Resigned from the Board in March 2017.
(4)	Did not stand for reelection at our 2017 annual meeting of stockholders.
(5)	Resigned from the Board in September 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table lists information concerning the beneficial ownership of our common stock as of April 13, 2018 (unless otherwise noted) by (1) each person known to us to beneficially own more than 5% of any class of our voting common stock, (2) each of our directors, and each of our named executive officers, and (3) all of our current directors and executive officers as a group.

	Class A Common Stock(1)				Class C Common Stock(1)		Percentage of Voting
Name of Stockholder	Number of Shares		Percentage		Number of Shares	Percentage	Control
Mary G. Berner	5,061			*	—	—	*
Jeffrey A. Marcus(2)	—		—		—	—	—
Jan Baker	—		—		—	—	—
Jill Bright	—		—		—	—	—
John W. Dickey(3)	—		—		—	—	—
Ralph B. Everett	23,853	(4)		*	—	—	*
Ross A. Oliver(2)	—		—		—	—	—
John Abbot	—		—		—	—	—
Richard S. Denning	9,928			*	—	—	*
All current directors and executive officers as a group (9 persons)	38,841	(5)		*	—	—	*
Crestview Radio Investors, LLC(6)	9,120,557		30.2%		—	—	29.4%
Lewis W. Dickey, Jr.	3,515,940	(7)	11.2%		80,609	100%	13.5%
Greywolf Event Driven Master Fund(8)	2,500,000		8.6%		—	—	8.3%

*	Indicates less than one percent.
(1)	Each share of Class A common stock and each share of Class C common stock entitles its holder to one vote and ten votes, respectively, on each matter to be voted upon by stockholders. Holders of Class C common stock are entitled to a separate class vote on any amendment of any specific rights of the holders of Class C common stock that does not similarly affect the rights of the holders of Class A common stock. Each holder of Class C common stock is entitled to convert at any time all or any part of such holder’s shares of Class C common stock into an equal number of shares of Class A common stock without cost to such holder (except any transfer taxes that may be payable). However, to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder shall first deliver to the Company an ownership certification for the purpose of enabling the Company to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (ii) obtain any necessary approvals from the FCC or the United States Department of Justice. The Company, however, is not required to convert any share of Class C common stock if the Company reasonably and in good faith determines that such conversion would result in a violation of the Communications Act, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the rules and regulations promulgated under either such Act.
(2)	The holder is one of Crestview’s designees to our Board. Does not reflect any securities owned by Crestview Radio Investors, LLC (see footnote 6).
(3)	Excludes all securities owned by Dickey Holdings Limited Partnership, LLLP, in which Mr. J. Dickey holds certain partnership interests (see footnote 7).
(4)	Includes 5,681 shares of Class A common stock underlying options that are presently exercisable.
(5)	See footnotes 2-5.
(6)	This information is based in part on a Schedule 13D/A filed on December 7, 2016. Includes presently exercisable warrants to purchase 976,944 shares of Class A common stock. Shares are held by Crestview Radio Investors, LLC, a special purpose investment vehicle, various Crestview investment funds which are members of Crestview Radio Investors, LLC, and certain other Crestview affiliates that are general partners of, or provide investment advisory and management services to, such funds. The address of each of these entities is 667 Madison Avenue, New York, New York 10065.
(7)	Includes: (i) 2,037,961 shares of Class A common stock underlying options that are presently exercisable; and (ii) indirect beneficial ownership of 1,042,658 shares of Class A common stock directly owned by Dickey Holdings Limited Partnership, LLLP, an entity in which he holds certain partnership interests. Mr. L. Dickey, Jr. disclaims beneficial ownership of all of the shares held by Dickey Holdings Limited Partnership except to the extent of his pecuniary interest therein. Mr. L. Dickey Jr.’s address is 1180 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309. Information with respect to Mr. L. Dickey, Jr. is as of March 20, 2017, the date of his resignation from the Board.

(8)	This information is based in part on a Schedule 13G/A filed on February 14, 2017. Shares are held by Greywolf Event Driven Master Fund, various Greywolf investment funds, and the sole managing member of one of the various Greywolf investment funds. The address of: (i) Greywolf Event Driven Master Fund is 89 Nexus Way, Camana Bay, Grand Cayman KY19007; and (ii) all of the reporting persons other than Greywolf Event Driven Master Fund is 4 Manhattanville Road, Suite 201, Purchase, New York 10577.

Securities Authorized For Issuance Under Equity Incentive Plans

For information relating to securities authorized for issuance under equity incentive plans, see “Securities Authorized For Issuance Under Equity Incentive Plans” in the Original Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationship and Related Transactions

Our Board of Directors recognizes that related person transactions present a heightened risk of conflicts of interest. The Audit Committee has been delegated the authority to review and approve all related person transactions involving directors or executive officers of the Company. Generally, a “related person transaction” is a transaction in which we are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. “Related persons” include our executive officers, directors and holders of more than 5% of our common stock, and any of their immediate family members. Under our related person transaction policy, when management becomes aware of a related person transaction, management reports the transaction to the Audit Committee and requests approval or ratification of the transaction. Generally, the Audit Committee will approve only related party transactions that are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party. The Audit Committee will report to the full Board of Directors all related person transactions presented to it.

DM Luxury, LLC d/b/a Modern Luxury Media

From time to time we enter into certain transactions or arrangements with DM Luxury, LLC (d/b/a Modern Luxury Media, “DM Luxury”), an entity 50% owned by Dickey Publishing, Inc. and Dickey Media Investments, LLC, each of which is partially owned by Mr. John Dickey and other members of his family. Pursuant to a management agreement in effect through July 7, 2016, we provided certain back office shared services, including finance, accounting, use of corporate headquarters, legal, human resources and other services to DM Luxury in exchange for an annual management fee equal to the greater of $0.5 million and 5.0% of DM Luxury’s adjusted EBITDA on an annual basis. In 2016, we received approximately $0.2 million under this agreement. In each of 2016 and 2017, DM Luxury also provided to us certain custom advertising related print materials for which we paid it less than $0.1 million and approximately $0.1 million, respectively. We also entered into certain trade arrangements with DM Luxury in 2016, pursuant to which we exchanged on-air advertising time for an equivalent value in advertising space in certain of DM Luxury’s written publications, valued at approximately $0.6 million. Also in 2016, DM Luxury sublet certain space from us for which it paid us an aggregate of less than $0.3 million, and it reimbursed us for various miscellaneous expenses we incurred on its behalf in the aggregate of less than $0.1 million.

Dickey Broadcasting Inc.

From time to time we also enter into certain transactions or arrangements with Dickey Broadcasting Company, Inc. (“DBC”), which is partially owned by Mr. John Dickey and other members of his family. In each of 2016 and 2017, DBC paid us approximately $0.2 million and less than $0.2 million, respectively pursuant to certain revenue sharing arrangements, and reimbursed us less than $0.1 million and $0.1 million, respectively for certain miscellaneous expenses incurred on its behalf. Also in each of 2016 and 2017, we rented certain office space to DBC for which it paid us approximately $0.1 million and $0.1 million, respectively.

Also during the years ended December 31, 2016, and December 31, 2017, we reimbursed DBC less than $0.1 million and $0.1 million, respectively in the aggregate under various arrangements relating to revenue and fee sharing for broadcasting services and talent. In each of 2016 and 2017, we also paid DBC less than $0.1 million and $0.1 million, respectively in tower rental fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed us $2,408,000 in the aggregate, for professional services rendered to audit our annual financial statements for the fiscal year ended December 31, 2017, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2017 and to review the interim financial statements included in our quarterly reports on Form 10-Q filed in 2017. PricewaterhouseCoopers LLP billed us $2,015,000, in the aggregate, for professional services rendered to audit our annual financial statements for the fiscal year ended December 31, 2016, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2016 and to review the interim financial statements included in our quarterly reports on Form 10-Q filed in 2016.

Audit Related Fees

PricewaterhouseCoopers LLP did not provide or bill us for any audit related services in 2017 or 2016.

Tax Fees

PricewaterhouseCoopers LLP did not provide or bill us for any tax consulting services in 2017 or 2016.

All Other Fees

PricewaterhouseCoopers LLP billed us $2,700 for the use of certain software in each of 2017 and 2016.

Policy on Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee requires all audit and permissible non-audit services to be performed by the independent registered public accounting firm during the fiscal year to be pre-approved by the Committee. In addition, the Audit Committee regularly considers all non-audit fees when reviewing the independence of our independent registered public accounting firm.

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

(3) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended effective as of October 12, 2016 (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2017).

3.2	Second Amended and Restated By-laws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 2, 2017).

3.3	Certificate of Designations of Series R Preferred Stock of Cumulus Media Inc., as filed with the Secretary of State of the State of Delaware on June 5, 2017 (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017)

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 2, 2002).

4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Cumulus Media Inc.’s Registration Statement on Form S-3/A, File No. 333-176294, filed on September 22, 2011).

4.3	Warrant Agreement, dated as of June 29, 2009, among Cumulus Media Inc., the Consenting Lenders signatory thereto and Lewis W. Dickey, Sr., Lewis W. Dickey, Jr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust and DBBC, LLC (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.4	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.5	Warrant Agreement, dated as of September 16, 2011, between Cumulus Media Inc., Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated by reference to Exhibit 4.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.6	Form of Warrant Statement (included as Exhibit A-1 in Exhibit 4.5) (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.7	Form of Global Warrant Certificate (included as Exhibit A-2 in Exhibit 4.5) (incorporated by reference to Exhibit 4.4 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.8	Warrant, dated as of September 16, 2011, issued to Crestview Radio Investors, LLC (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.9	Registration Rights Agreement, effective as of August 1, 2011, by and among Cumulus Media Inc. and the stockholders (as defined therein) that are parties thereto (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 4, 2011).

4.10	Registration Rights Agreement, effective as of September 16, 2011, by and among Cumulus Media Inc., Crestview Radio Investors, LLC, UBS Securities LLC and other investors signatory thereto (incorporated herein by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.11	Stockholders’ Agreement, dated as of September 16, 2011, among Cumulus Media Inc., BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P., Blackstone FC Communications Partners L.P., Lewis W. Dickey, Jr., John W. Dickey, David W. Dickey, Michael W. Dickey, Lewis W. Dickey, Sr. and DBBC, L.L.C., Crestview Radio Investors, LLC, MIHI LLC, UBS Securities LLC and any other person who becomes a party thereto (incorporated herein by reference to Exhibit 10.6 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.12	Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on May 16, 2011).

4.13	Form of 7.75% Senior Notes due 2019 (included as Exhibits A and B in Exhibit 4.15) (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

4.14	First Supplemental Indenture, dated as of September 16, 2011, by and among Cumulus Media Holdings Inc., Cumulus Media Inc., the other parties signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.15	Second Supplemental Indenture, dated as of October 16, 2011, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.12 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000-24525, filed on November 14, 2011).

4.16	Third Supplemental Indenture, effective October 17, 2011, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc. Registration Statement on Form S-4/A, File No. 333-178647, filed on March 5, 2012).

4.17	Fourth Supplemental Indenture, dated as of December 23, 2013, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.17 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 17, 2014).

4.18	First Amendment to Stockholders’ Agreement, dated April 27, 2015 (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed with the SEC on April 29, 2015).

4.19	Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 5, 2017).

10.1*	Form of Employment Agreement, dated September 29, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.2*	Form of Amendment to Stock Option Award Certificate, dated September 29, 2015, by and between Lewis W. Dickey, Jr. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2015).

10.3*	Form of Non Qualified Stock Option Agreement as of October 13, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit A to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2015)

10.4*	Form of Stock Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.5*	Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on March 4, 2009).

10.6*	Form of 2008 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2009).

10.7*	Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.8*	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.9*	Form of Non-employee Director Restricted Stock Agreement under the Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000- 24525, filed on May 7, 2012).

10.10*	Form of Employment Agreement with certain executive officers, dated as of November 29, 2011 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 2, 2011).

10.11**	Description of 2017 Non-Equity Incentive Plans

10.12**	Description of 2018 Non-Equity Incentive Plans

10.13	Amended and Restated Credit Agreement, dated as of December 23, 2013, among Cumulus Media Inc., Cumulus Media Holdings Inc., as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as lender and Administrative Agent, Royal Bank of Canada and Macquarie Capital (USA) Inc., as co-syndication agents, and Credit Suisse AG, Cayman Islands Branch, Fifth Third Bank, Goldman Sachs Bank USA and ING Capital LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on December 23, 2013).

10.14	First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.15*	First Amendment to Employment Agreement, dated April 18, 2015, between Lewis W. Dickey, Jr. and Cumulus Media Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on April 28, 2015).

10.16*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.17*	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on March 31, 2016).

10.18**	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning.

10.19*	Employment Agreement, dated July 1, 2016, by and between Cumulus Media Inc. and John Abbot (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2017).

10.20**	Amended and Restated Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and John Abbot.

10.21*	Employment Agreement, dated as of December 13, 2015, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.22*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.23*	Second Amendment to Employment Agreement, dated January 26, 2018, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2018).

10.24*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Mary G. Berner (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016).

10.25**	Second Amendment to Employment Agreement, dated October 26, 2017, by and between Cumulus Media Inc. and Mary Berner.

10.26*	Form of Indemnification Agreement with directors and certain executive officers (incorporated by reference to Exhibit 10.23 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2017).

10.27	Amended and Restated Receivables Funding and Administration Agreement, dated as of March 15, 2017 (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000-24525, filed on May 15, 2017).

12.1**	Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries.

23.1**	Consent of PricewaterhouseCoopers LLP.

31.1 +	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INS XBRL Instance Document.

101.SCH	SCH XBRL Taxonomy Extension Schema Document.

101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished with the Original Form 10-K.

+	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2018.

CUMULUS MEDIA INC.

By	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer