Form 10-Q
period 2018-03-31
CUMULUS MEDIA INC
filed 2018-05-15
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 000-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4159663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 Peachtree Road, NW Suite 2200, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐
As of May 8, 2018, the registrant had 29,306,374 outstanding shares of common stock consisting of: (i) 29,225,765 shares of Class A common stock; and (ii) 80,609 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$120,122	$102,891
Restricted cash	9,004	8,999
Accounts receivable, less allowance for doubtful accounts of $4,286 and $4,322 at March 31, 2018 and December 31, 2017, respectively	212,010	235,247
Trade receivable	5,612	4,224
Prepaid expenses and other current assets	51,720	42,259
Total current assets	398,468	393,620
Property and equipment, net	193,322	191,604
Broadcast licenses	1,203,809	1,203,809
Other intangible assets, net	78,289	82,994
Goodwill	135,214	135,214
Other assets	20,772	20,078
Total assets	$2,029,874	$2,027,319
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$86,661	$36,157
Total current liabilities not subject to compromise	86,661	36,157
Other liabilities	179	54
Total liabilities not subject to compromise	86,840	36,211
Liabilities subject to compromise	2,643,984	2,687,223
Total liabilities	2,730,824	2,723,434
Commitments and Contingencies (Note 11)
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued, and 29,225,765 shares outstanding, at both March 31, 2018 and December 31, 2017	320	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding at both March 31, 2018 and December 31, 2017	1	1
Treasury stock, at cost, 2,806,187 shares at both March 31, 2018 and December 31, 2017	(229,310)	(229,310)
Additional paid-in-capital	1,626,594	1,626,428
Accumulated deficit	(2,098,555)	(2,093,554)
Total stockholders’ deficit	(700,950)	(696,115)
Total liabilities and stockholders’ deficit	$2,029,874	$2,027,319
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net revenue	$263,679	$264,030
Operating expenses:
Content costs	99,815	101,780
Selling, general and administrative expenses	115,134	114,390
Depreciation and amortization	11,981	16,282
Local marketing agreement fees	1,107	2,707
Corporate expenses (including stock-based compensation expense of $166 and $538, respectively)	10,487	10,955
Loss (gain) on sale or disposal of assets or stations	11	(2,606)
Total operating expenses	238,535	243,508
Operating income	25,144	20,522
Non-operating expense:
Reorganization items, net	(30,167)	—
Interest expense	(128)	(34,063)
Interest income	29	37
Other income, net	3	83
Total non-operating expense, net	(30,263)	(33,943)
Loss before income taxes	(5,119)	(13,421)
Income tax benefit	118	6,026
Net loss	$(5,001)	$(7,395)
Basic and diluted loss per common share (see Note 9, “Loss Per Share”):
Basic: Loss per share	$(0.17)	$(0.25)
Diluted: Loss per share	$(0.17)	$(0.25)
Weighted average basic common shares outstanding	29,306,374	29,306,374
Weighted average diluted common shares outstanding	29,306,374	29,306,374
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,001)	$(7,395)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,981	16,282
Amortization of debt issuance costs/discounts	—	2,510
Provision for doubtful accounts	1,105	709
Loss (gain) on sale or disposal of assets or stations	11	(2,606)
Deferred income taxes	(118)	(6,030)
Stock-based compensation expense	166	538
Changes in assets and liabilities:
Accounts receivable	22,132	17,234
Trade receivable	(1,388)	(767)
Prepaid expenses and other current assets	(9,461)	(12,429)
Other assets	(694)	309
Accounts payable and accrued expenses	35,533	12,852
Trade payable	(103)	(820)
Other liabilities	(5,791)	(962)
Net cash provided by operating activities	48,372	19,425
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	6,090
Capital expenditures	(9,005)	(5,736)
Net cash (used in) provided by investing activities	(9,005)	354
Cash flows from financing activities:
Adequate protection payments on term loan	(22,131)	—
Deferred financing costs	—	(94)
Net cash used in financing activities	(22,131)	(94)
Increase in cash and cash equivalents and restricted cash	17,236	19,685
Cash and cash equivalents and restricted cash at beginning of period	111,890	139,284
Cash and cash equivalents and restricted cash at end of period	$129,126	$158,969
Supplemental disclosures of cash flow information:
Interest paid	$—	$19,448
Income taxes paid	353	463
Supplemental disclosures of non-cash flow information:
Trade revenue	$11,321	$11,309
Trade expense	9,732	9,567
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
Nature of Business

A leader in the radio broadcasting industry, Cumulus Media (PINK: CMLSQ) combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 445 owned-and-operated stations broadcasting in 90 US media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus Media one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Data
In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the Company's results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations and cash flows for the three months ended March 31, 2018, and the Company’s financial condition as of March 31, 2018, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2018.

Current Bankruptcy Proceedings
On November 29, 2017 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors' chapter 11 cases are being jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381.
Immediately prior to the commencement of the case the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors (the “Consenting Creditors”) under that certain Amended and Restated Credit Agreement, dated as of December 23, 2013 (the “Credit Agreement”), by and among the Company, Cumulus Media Holdings Inc. ("Cumulus Holdings"), as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto from time to time, and Crestview Radio Investors, LLC and certain of its affiliates (the “Consenting Equityholders”). The Restructuring Support Agreement contemplates the implementation of a financial restructuring of the Debtors (as described below) through a conversion of more than $1.0 billion of the Company’s funded debt into equity (collectively, the “Restructuring”). On May 10, 2018 the Court entered an order confirming the joint plan of reorganization (the “Plan”) under chapter 11 of the Bankruptcy Code.

The Company filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the "First Day Motions"). On December 1, 2017, the Bankruptcy Court approved these motions and applications the Debtors filed on the Petition Date, certain of which were approved on an interim basis. On December 21, 2017, the Bankruptcy Court approved all of the Company’s First Day Motions on a final basis. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Company was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Company’s operations without interruption during the course of its restructuring proceedings. Also pursuant to the First Day Motions, the Company received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, pay certain claims relating to on-air talent and taxes, continue its cash management programs and insurance policies, as well as continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until the Plan is effective, the Debtors will continue to manage their properties and operate their businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.
On December 9, 2017, the Debtors filed the Plan with the Bankruptcy Court and a related disclosure statement (the "Disclosure Statement") pursuant to chapter 11 of the Bankruptcy Code. On January 18, 2018, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization and the related first modified disclosure statement for the Plan pursuant to chapter 11 of the Bankruptcy Code. The Plan and Disclosure Statement were further modified on January 31, 2018, February 2, 2018, and February 12, 2018, and supplemented on, March 16, 2018, April 12, 2018, April 30, 2018 and May 10, 2018. On February 2, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and authorizing the solicitation of votes on the Plan.
    Pursuant to the Plan, a new corporation ("Reorganized Borrower") will acquire substantially all of the assets of the Company (other than the stock of Cumulus Media Holdings Inc.) and Cumulus Media Holdings Inc. In the transaction, holders of claims with respect to the Term Loans (“Term Loan Claims”) will receive their pro rata share of approximately $1.3 billion in principal amount of New First Lien Term Loans maturing in 2022 (the “New First Lien Debt”) and 83.5% of the issued and outstanding amount of common stock (the “Reorganized Common Equity”) issued by Reorganized Borrower's indirect parent (“Reorganized Cumulus”), subject to dilution by any Reorganized Common Equity issued pursuant to a post-emergence equity Management Incentive Compensation Plan (the “MIP”). Holders of unsecured claims against the Company, including claims arising from the Company’s 7.75% Senior Notes due 2019 (the “Notes”), will receive, in the aggregate, 16.5% of the Reorganized Common Equity, subject to dilution by the MIP. The New First Lien Debt will accrue interest at the London Inter-bank Offered Rate ("LIBOR") plus 4.50% per annum, subject to a LIBOR floor of 1.00% or, at Reorganized Borrower's option, an alternate base rate plus 3.50% per annum, subject to an alternate base rate floor of 2.00%. Reorganized Borrower will be permitted to enter into a revolving credit facility or receivables facility providing commitments of up to $50.0 million. The New First Lien Debt will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the New First Lien Debt with the balance payable on the maturity date. Reorganized Borrower will be able to voluntarily prepay the New First Lien Debt in whole or in part without premium or penalty, except that any prepayment during the period of six months following the issuance of the New First Lien Debt would require a premium equal to 1.00% of the prepaid principal amount. Certain mandatory prepayments on the New First Lien Debt will be required upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from excess cash flow as defined. The New First Lien Debt will not have any financial maintenance covenants. The other terms and conditions of the New First Lien Debt will generally be similar to those set forth in the Credit Agreement, except as set forth in the term sheet attached to the Restructuring Support Agreement (the "Term Sheet"). The New First Lien Debt will be secured by first priority security interests in substantially all the assets of Reorganized Borrower and the Guarantors (as defined below) in a manner substantially consistent with the Credit Agreement, subject to the terms of the Term Sheet. In addition, the direct parent of Reorganized Cumulus (the “Parent”) and all present and future wholly-owned subsidiaries of the Parent, subject to exceptions that are substantially consistent with those set forth in the Credit Agreement, will guarantee the New First Lien Debt (the "Guarantors").  The Plan contemplates that the Board of Directors of Reorganized Cumulus will consist of the President and Chief Executive Officer of the Company and six directors chosen by the Consenting Creditors. On May 10, 2018, the Court entered an order confirming the Plan. The Company expects to emerge from Chapter 11 before the end of the second quarter, after the conditions to the Plan are satisfied.

The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations ("ASC 852") in preparing its Condensed Consolidated Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Bankruptcy Petitions filings to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses incurred during the bankruptcy proceedings are recorded as Reorganization Items, net in the Company's Condensed Consolidated Statement of Operations. In addition, pre-petition obligations that may be impacted by the Company's bankruptcy proceedings have been classified on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 as Liabilities Subject to Compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding reorganization items.

Accounting principles generally accepted in the United States of America ("GAAP") requires certain additional reporting for financial statements prepared between the Petition Date and the date that the Company emerges from bankruptcy, including:

●
Reclassification of pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured to a separate line item in the Condensed Consolidated Balance Sheet called Liabilities Subject to Compromise; and

●	Segregation of reorganization items as a separate line in the Condensed Consolidated Statement of Operations outside of income from continuing operations.

Debtor-In-Possession. The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the chapter 11 proceedings on the Company. As a result, the Company is able to conduct normal business activities and pay all associated obligations for the period following its bankruptcy filing in the ordinary course of business. Additionally, the Company is authorized to pay and has paid certain pre-petition obligations pursuant to the First Day Motions. During the pendency of the chapter 11 proceedings, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

Automatic Stay. Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. (See Note 13, “Condensed Combined Debtor-In-Possession Financial Information”).

Executory Contracts. Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Typically, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Potential Claims. The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by the deadline for general claims of March 7, 2018 (the “Bar Date”). The governmental bar date is May 29, 2018.

As of May 10, 2018, the Debtors' have received approximately 1,400 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $2.6 billion. These claims will be reconciled to amounts recorded in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheets. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Reorganization Items. The Debtors, have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization Items, net within the Company's accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018. (See Note 8, "Reorganization Items, net").

Financial Statement Classification of Liabilities Subject to Compromise. The accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, include amounts classified as Liabilities Subject to Compromise, which represent liabilities the Company anticipates will be allowed as claims in the chapter 11 cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the chapter 11 cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the chapter 11 process and adjust amounts as necessary. Such adjustments may be material. (See Note 7, "Liabilities Subject to Compromise").

Liquidity and Going Concern Considerations

As of March 31, 2018, the Company had $120.1 million of cash and cash equivalents. The Company generated positive cash flows from operating activities of $48.4 million and $19.4 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, the Company had a $1.7 billion Term Loan outstanding, as described in Note 5, "Long-Term Debt", under its Credit Agreement and $610.0 million of 7.75% Senior Notes (defined below) outstanding. Amounts outstanding under the Term Loan are scheduled to mature on December 23, 2020 and the Notes mature on May 1, 2019. Notwithstanding these maturity dates, and as disclosed further in Note 5, "Long-Term Debt", the Credit Agreement includes a springing maturity provision that provides that if on January 30, 2019 the aggregate principal amount of the Notes outstanding exceeds $200.0 million, the maturity date of the Term Loan will be accelerated to January 30, 2019. While the Company's Plan has been approved, the Company has not yet emerged from bankruptcy and if the Company is unable to take steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.

On October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017, scheduled interest payment of $23.6 million on the Notes. The Company will continue to forgo interest payments on the Notes during the pendency of the bankruptcy proceedings.

Based on the Company's substantial level of indebtedness and, as described above, pending the effectiveness of the Plan as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Form 10-Q.

Notwithstanding the aforementioned, the accompanying Condensed Consolidated Financial Statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern. The Condensed Consolidated Financial Statements do not reflect or include any future consequences related to chapter 11 relief or emergence from chapter 11 relief.

Adoption of New Accounting Standards
ASU 2014-09 and related updates - Revenue from Contracts with Customers ("ASU 2014-09") or ("ASC 606"). On January 1, 2018, the Company adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported under the previous accounting standards. There was not a material impact to revenues as a result of the recognition of revenue in accordance with ASC 606 for the three months ended March 31, 2018, and there have not been significant changes to the Company's business processes, systems, or internal controls as a result of implementing the standard. See Note 2, "Revenues" for further details.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, the FASB issued ASU 2016-01 which enhances the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. This ASU revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also changes certain disclosure requirements associated with the fair value of financial instruments. These changes require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. In February 2018, the FASB issued ASU 2018-03 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03") which provides an option for a company to "un-elect" the measurement alternative and elect to account for the investment at fair value through current earnings for certain equity investments that do not have readily determinable fair values. However, once a company makes this election for a particular investment, it must apply the fair value through current earnings model to all identical investments and/or similar investments from the same issuer. Further, a company cannot elect the measurement alternative for future purchases of identical or similar investments of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018 on a prospective basis. The Company un-elected the measurement alternative and will continue to value joint venture investments at fair value through current earnings. As such, there was no impact to the Condensed Consolidated Financial Statements.
ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). In August 2016, the FASB issued ASU 2016-15 which provides guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2016-15 as of January 1, 2018 and there was no impact to the Condensed Consolidated Financial Statements.
ASU 2016-18 - Restricted Cash ("ASU 2016-18"). In November 2016, the FASB issued ASU 2016-18 which provides guidance for the accounting for the disclosure of restricted cash on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2016-18 as of January 1, 2018. As of March 31, 2018 and December 31, 2017, the Company had approximately $9.0 million in restricted cash on the Condensed Consolidated Balance Sheets. Upon adoption of ASU 2016-18 on January 1, 2018, restricted cash balances were included along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in the Company's Condensed Consolidated Cash Flows for all periods presented. Additionally, separate line items showing changes in restricted cash balances have been eliminated from the Condensed Consolidated Statement of Cash Flows.

ASU 2017-01 - Clarifying the Definition of a Business ("ASU 2017-01"). In January 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2017. The Company adopted ASU 2017-01 as of January 1, 2018 on a prospective basis and there was no material impact to the Condensed Consolidated Financial Statements.
ASU 2017-09 - Scope of Modification Accounting ("ASU 2017-09"). In May 2017, the FASB issued an update to guidance on Topic 718, Compensation—Stock Compensation that clarifies when changes to the terms or conditions of a share-based award must be accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award, as equity or liability, changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual periods, and interim periods within annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 as of January 1, 2018 on a prospective basis and there was no material impact to the consolidated financial statements.
Recent Accounting Standards Updates
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

2. Revenues

Adoption of ASC Topic 606 - Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605 - Revenue Recognition ("ASC 605").

Revenue Recognition

Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue ("NTR") and trade)	$165,552	$172,724
Non-advertising revenues (tower rental and other)	2,673	879
Total Radio Station Group revenue	$168,225	$173,603

Westwood One
Advertising revenues (broadcast, digital and trade)	$90,530	$85,643
Non-advertising revenues (license fees and other)	4,260	4,212
Total Westwood One revenue	$94,790	$89,855

Other (1)	$664	$572
Total Revenue	$263,679	$264,030

(1)	Other is comprised of revenue from certain digital commerce and broadcast software sales and services.

Advertising Revenues

Substantially all of the Company's revenues are from advertising. The Company’s advertising revenue is primarily generated through the sale of broadcast radio advertising time, sale of advertising and promotional opportunities across digital audio networks to local, regional, and national advertisers and the hosting of promotional events. The Company considers each advertising element a separate obligation as a result of both the customer's and the Radio Station Group or Westwood One's respective ability to stop transferring promised goods or services during the contract term without notice or penalty. Thus, revenue associated with these contracts is recognized at the time advertising or other services, for example hosting an event, is delivered.
In assessing performance obligations at the Radio Station Group, each advertisement, banner, etc. is considered to be a separate contract and thus a separate performance obligation. In assessing performance obligations at Westwood One, each element of a campaign is considered to be a separate contract and thus a separate performance obligation.
The Company's payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. There are no further obligations for returns, refunds or similar obligations related to the contracts. The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable.
Non-Advertising Revenues
Non-Advertising revenue does not constitute a material portion of the Company's revenue and primarily consists of tower rental agreements, and to a lesser degree, sublease income, remote event revenue and satellite rental income. Rental agreements typically range from one to five years with renewal clauses and often contain inflationary annual payment increases. For other revenue streams, a formal executed contract is generally obtained. Associated agreements typically contain a stated recurring monthly amount due, which is recognized upon delivery of services or passage of time (e.g. tower rental income) and contain a single performance obligation.
Nonmonetary Transactions
In the broadcasting industry, companies sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $11.3 million for each of the three months ended March 31, 2018, and March 31, 2017.

Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial inventory, usually in the form of commercial placements inside of the show exchanged. Instead of paying cash for the right to broadcast the programming, the Company provides commercial slots in the show to a syndicator, who in turn sells the time to national advertisers for the syndicator’s benefit. The revenue is recognized as the commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized.
Prior to the adoption of ASC 606, the applicable revenue recognition standard required radio broadcasters to use the fair value of the product or service surrendered in reporting certain exchanges (bartering) of advertisement for products or services. ASC 606 does not contain specific guidance on the accounting for barter transactions involving advertising services; therefore, the general principles for measuring consideration apply. Upon adoption of ASC 606, the Company began to assess whether the arrangement meets the criteria of a contract with the customer. ASC 606 also specifies the fair value measurement date for noncash consideration is contract inception.
Under current GAAP, broadcasters are generally required to record revenue and corresponding programming assets/expenses for programing obtained in exchange for barter advertising spots. Upon the adoption of ASC 606, the Company accounts for advertising spots provided in exchange for other goods or services pursuant to the noncash consideration guidance in ASC 606. Under ASC 606, noncash consideration is measured at fair value, unless fair value is not determinable, in which case the standalone selling price of the goods or services sold is to be used.
The Company continues to value barter transactions at the standalone selling price of the consideration sold as the fair value of consideration received is not determinable. As such, the Company determined the implementation of ASC 606 did not have an impact on its accounting for barter agreements.
Variable Consideration
Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenue recognized accordingly. The Company has not had, nor does it believe that there will be, significant changes to its estimates of variable consideration. In addition, variable consideration has not historically been material to the Company's financial statements.
Customer Options that Provide a Material Right
ASC 606 requires the allocation of a portion of a transaction price of a contract to additional goods or services transferred to a customer that are considered to be a separate performance obligation and provide a material right to the customer.
To satisfy the requirement of accounting for the material right, the Company considers both the transaction price associated with each spot as well as the timing of revenue recognition for the spots. Campaigns often include bonus spots, radio advertising spots, free of charge, explicitly within the contract terms or implicitly agreed upon with the customer consistent with industry standard practices. The Company typically runs these bonus spots related to a particular campaign concurrently with the paid spots from the same campaign. As the delivery and revenue recognition for both paid and bonus spots generally occur within the same period, the time of delivery and recognition of revenue is insignificant.
Principal versus Agent Considerations
In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions solely as an agent or sales representative, the Company's effective commission is presented as revenue on a net basis with no corresponding operating expenses.
The Company evaluated all revenue streams and contracts to which principal versus agent considerations applied. Using guidance from ASC 606, the Company determined that broadcast advertising revenue at both the Radio Station Group and Westwood One should be recorded net of agency commissions and should be recognized when the programs and commercial announcements are broadcast.
Additionally, Westwood One maintains revenue sharing agreements and inventory representation agreements with various radio companies and syndication talent in order to acquire inventory as compensation for the syndication of radio programming. For all revenue sharing agreements, the Company performs an analysis in accordance with ASC 606 to determine if the amounts should be recorded on a gross or net basis. Consistent with the prior revenue recognition guidance, Westwood One continues to record all revenue sharing agreements on a gross basis with the shared revenue amount recorded within Content Costs.

Practical Expedients
The Company applied the completed contract practical expedient guidance under ASC 606 to contracts that were not considered completed as of January 1, 2018.

The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover.
For contracts with a client whose customer life covers a year or less, companies may use a practical expedient that allows the option to expense commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, the amortization period assessed by management was the contract life. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Sales, General and Administrative expense. The Company does not apply the practical expedient option to new local direct contracts, as the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of March 31, 2018, the Company recorded an asset of approximately $1.6 million related to the unamortized portion of commission expense on new local direct revenue. Under ASC 605, commission expense on new local direct revenue would have been expensed as incurred.
Under certain practical expedients elected, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.

Results for reporting periods beginning after January 1, 2018 are presented under the amended accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting guidance.
The Company elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which the Company believes will produce revenue beyond one year. From these contracts, the Company estimates it will recognize approximately $6.2 million of revenue in 2019.

3. Restricted Cash
As of each of March 31, 2018 and December 31, 2017, the Company’s Condensed Consolidated Balance Sheets included approximately $9.0 million in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies in addition to securing certain transactions as dictated by the financial institutions used by the Company.

4. Intangible Assets and Goodwill

The following table presents goodwill balances and accumulated impairment losses on a segment and consolidated basis as of January 1, 2018 and March 31, 2018 (dollars in thousands):
Radio Station Group

Balance as of January 1, 2018:
Goodwill	$1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Balance as of March 31, 2018:
Goodwill	1,278,526
Accumulated impairment losses	(1,278,526)
Total	$—
Westwood One

Balance as of January 1, 2018:
Goodwill	$304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Balance as of March 31, 2018:
Goodwill	304,280
Accumulated impairment losses	(169,066)
Total	$135,214
Consolidated

Balance as of January 1, 2018:
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214
Balance as of March 31, 2018:
Goodwill	1,582,806
Accumulated impairment losses	(1,447,592)
Total	$135,214

The following table presents intangible asset balances as of December 31, 2017 and March 31, 2018, and amortization thereof during the period ended March 31, 2018 (dollars in thousands):

Intangible Assets:

	FCC Licenses	Definite-Lived	Total
Balance as of December 31, 2017	$1,203,809	$82,994	$1,286,803
Amortization	—	(4,705)	(4,705)
Balance as of March 31, 2018	$1,203,809	$78,289	$1,282,098

The Company performs impairment testing of its Federal Communications Commission ("FCC") licenses and goodwill annually as of December 31 of each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the period ended March 31, 2018.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Term loan	$1,700,078	$1,722,209
7.75% senior notes:	610,000	610,000
Long-term debt, net subject to compromise	$2,310,078	$2,332,209
Less: Amounts reclassified to liabilities subject to compromise	(2,310,078)	(2,332,209)
Long-term debt, net	$—	$—

In connection with the filing of the Bankruptcy Petitions, all amounts outstanding under the Term Loan (as defined below) and the Notes have been reclassified to Liabilities Subject to Compromise in the Company's Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. As a result of the filing of the Bankruptcy Petitions, the Company expensed the entire balance of $25.9 million of deferred financing costs and debt discount during the fourth quarter of 2017.
Credit Agreement

The Company's Credit Agreement consists of a Term Loan (the “Term Loan”) with a stated maturity date in December 2020. Notwithstanding the stated maturity date of the Term Loan, if on January 30, 2019, the aggregate principal amount outstanding exceeds $200.0 million, the Term Loan maturity date will be accelerated to January 30, 2019. While the Company's Plan has been approved, the Company has not yet emerged from bankruptcy and if the Company is unable to take steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.
At March 31, 2018 and December 31, 2017, the Company had $1.7 billion and $1.72 billion, respectively, outstanding under the Term Loan.
The Credit agreement previously provided for a $200.0 million revolving credit facility, which facility was terminated upon the filing of the Bankruptcy Petitions.

Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, with the balance payable on the maturity date. Borrowings under the Term Loan bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or LIBOR, plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0%. Base Rate-based borrowings are subject to a Base Rate floor of 2.0%. Base Rate is defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. At March 31, 2018, the Term Loan bore interest at 4.90% per annum.

As a result of the filing of the Bankruptcy Petitions, the Company is required to make adequate protection payments on the Term Loan. The amounts of these payments are calculated under the same terms as the interest and at the rates described above. During the pendency of Bankruptcy Petitions, ASC 852 requires the Company to recognize the adequate protection payments as a reduction to the principal balance of the Term Loan. As a result, the Company applied adequate protection payments of approximately $22.1 million to the principal balance of the Term Loan for the three months ended March 31, 2018, which in turn, caused interest expense to be lower by approximately $22.1 million than it would have been absent the filing of the Bankruptcy Petitions.

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
7.75% Senior Notes
On May 13, 2011, the Company issued $610.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the "7.75% Senior Notes").

On September 16, 2011, the Company and Cumulus Holdings entered into a supplemental indenture with the trustee under the indenture governing the 7.75% Senior Notes which provided for, among other things, the (i) assumption by Cumulus Holdings of all obligations of the Company related to the 7.75% Senior Notes; (ii) substitution of Cumulus Holdings for the Company as issuer; (iii) release of the Company from all obligations as original issuer; and (iv) Company’s guarantee of all of Cumulus Holdings’ obligations, in each case under the indenture and the 7.75% Senior Notes.
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
In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the FCC licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all of the liabilities of the Company and its subsidiaries.
The Indenture governing the 7.75% Senior Notes contains representations, covenants and events of default customary for financing transactions of this nature. Any efforts to enforce obligations upon the occurrence of an event of default have been automatically stayed as a result of the filing of the Bankruptcy Petitions and the holders of the 7.75% Senior Notes rights of enforcement in respect to any obligations are subject to the applicable provisions of the Bankruptcy Code.
As described in more detail in Note 1, "Description of Business, Interim Financial Data and Basis of Presentation", on October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the November 1, 2017 scheduled interest payment of $23.6 million on the 7.75% Senior Notes. The Company will continue to forgo interest payments on the 7.75% Senior Notes while under bankruptcy protection. As a result, the Company's interest expense attributable to the 7.75% Senior Notes for the three months ended March 31, 2018 was approximately $11.8 million lower than it would have been absent the filing of the Bankruptcy Petitions.

Amortization of Debt Discount and Debt Issuance Costs
For the three months ended March 31, 2017, the Company amortized $2.5 million of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes. As a result of the Company’s chapter 11 cases, the Company expensed the entire remaining balance of deferred financing costs and debt discount during the fourth quarter of 2017. Thus, no amortization was recorded for the quarter ended March 31, 2018.

6. Fair Value Measurements

The following table shows the gross amount and fair value of the Company’s Term Loan and 7.75% Senior Notes (dollars in thousands):

	March 31, 2018	December 31, 2017
Term Loan:
Gross value	$1,700,078	1,722,209
Fair value - Level 2	1,449,316	1,481,100
7.75% Senior Notes:
Gross value	$610,000	610,000
Fair value - Level 2	98,210	105,988
As of March 31, 2018, the Company obtained the closing trading prices from a third party of 85.2% to calculate the fair value of the Term Loan and 16.1% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2017, the Company used the closing trading prices from a third party of 86.0% from a third party to calculate the fair value of the Term Loan and 17.4% to calculate the fair value of the 7.75% Senior Notes.

7. Liabilities Subject to Compromise

As discussed in Note 1, "Description of Business, Interim Financial Data and Basis of Presentation," since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Condensed Consolidated Balance Sheets, Liabilities Subject to Compromise reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities Subject to Compromise at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred income taxes	$219,128	$219,250
Accrued liabilities and other liabilities	68,944	89,897
Accounts payable	18,257	18,290
Accounts payable, accrued and other liabilities	306,329	327,437
Term Loan	1,700,078	1,722,209
7.75% Senior Notes	610,000	610,000
Accrued interest	27,577	27,577
Long-term debt and accrued interest	2,337,655	2,359,786
Total liabilities subject to compromise	$2,643,984	$2,687,223

As permitted under the Bankruptcy Code, the Company may reject pre-petition executory contracts. As a result, additional amounts may be included in Liabilities Subject to Compromise in future periods, including following the Company's emergence from bankruptcy protection.

Determination of the value at which liabilities will ultimately be settled cannot be made until the Plan has been reconciled and effectuated. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities Subject to Compromise may change, including after effectiveness of the Plan.

8. Reorganization Items, Net

Reorganization items incurred as a result of the chapter 11 cases are presented separately in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and were as follows (in thousands):

Three Months Ended March 31, 2018
Professional fees (a)	$24,826
Other (b)	2,301
Rejected executory contracts (c)	3,040
Reorganization items, net	$30,167

(a) Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.
(b) Other relates to Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process.
(c) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.

As of March 31, 2018, $23.2 million of Professional fees and Other were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Condensed Consolidated Balance Sheet. For the three months ending March 31, 2018, the Company made payments of approximately $7.9 million for Reorganization Items.

9. Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted shares. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards.

The following table presents the reconciliation of basic to diluted weighted average common shares as well as the effect of anti-dilutive securities excluded from diluted weighted average common shares (in thousands):

	Three Months Ended March 31,
	2018	2017
Undistributed net loss from operations	$(5,001)	$(7,395)

Basic weighted average shares outstanding	29,306	29,306
Diluted weighted average shares outstanding	29,306	29,306

Basic undistributed net loss per share attributable to common shares	$(0.17)	$(0.25)
Diluted undistributed net loss per share attributable to common shares	$(0.17)	$(0.25)

10. Income Taxes
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.1 million on loss before income taxes of $5.1 million, resulting in an effective tax rate for the three months ended March 31, 2018 of approximately 2.3%. The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2018 was primarily attributable to changes in valuation allowance, which was partially offset by state and local income taxes, the tax effect of bankruptcy-related fees and certain statutory non-deductible items. The effective tax rate for the three months ended March 31, 2018 reflects the reduced federal income tax rate of 21.0% resulting from the enactment of the Tax Cut and Jobs Act (the "Tax Act”) in 2017. The Company continues to analyze the various aspects of the Tax Act which could affect the provisional estimates that were recorded at December 31, 2017.
For the three months ended March 31, 2017, the Company recorded an income tax benefit of $6.0 million on loss before income taxes of $13.4 million, resulting in an effective tax rate of 44.9% for the three months ended March 31, 2017. The difference between the 44.9% effective tax rate and the federal statutory rate of 35.0% for the three months ended March 31, 2017 primarily relates to state and local income taxes and the tax effect of certain statutory non-deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as a reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes (“ASC 740”). As of March 31, 2018, the Company continues to maintain a full valuation allowance on federal and state net operating loss carryforwards for which the Company does not believe it will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment about future profitability as well as the assessment of the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

11. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $188.0 million, as of March 31, 2018, and is expected to be paid in accordance with the agreements through December 2021.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on targets achieved. As of March 31, 2018, the Company believes that it will meet all such material minimum obligations.

On February 1, 2018 and March 9, 2018, respectively, the Company and Merlin Media, LLC ("Merlin") amended their Local Marketing Agreement ("LMA Agreement") under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations ("WLUP") on March 9, 2018, but continues to program the other FM station ("WKQX") under the amended LMA Agreement. On April 3, 2018, the Company entered into an asset purchase agreement with Merlin, pursuant to which it agreed to purchase WKQX and certain intellectual property for $18.0 million in cash. On April 10, 2018, the Court approved the purchase and the Company made a payment in escrow of $4.75 million. The closing of this transaction will depend upon a number of factors, including various conditions set forth in the asset purchase agreement.

On April 1, 2014, the Company initiated an exit plan for an office lease as part of a restructuring in connection with the acquisition of Westwood One (the "Exit Plan"), which included charges related to terminated contract costs. As of March 31, 2018, liabilities related to the Exit Plan of $1.4 million are included in Liabilities Subject to Compromise in the Condensed Consolidated Balance Sheet. The Company does not anticipate any additional meaningful future charges in connection with the Exit Plan other than those the Company has already accrued.

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

12. Supplemental Condensed Consolidated Financial Information
At March 31, 2018, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

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
The following tables present (i) unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, (ii) unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and (iii) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2018
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$263,679	$—	$—	$263,679
Operating expenses:
Content costs	—	—	99,815	—	—	99,815
Selling, general and administrative expenses	—	—	114,481	653	—	115,134
Depreciation and amortization	—	249	11,732	—	—	11,981
Local marketing agreement fees	—	—	1,107	—	—	1,107
Corporate expenses (including stock-based compensation expense of $166)	—	10,487	—	—	—	10,487
Loss on sale or disposal of assets or stations	—	—	11	—	—	11
Total operating expenses	—	10,736	227,146	653	—	238,535
Operating (loss) income	—	(10,736)	36,533	(653)	—	25,144
Non-operating (expense) income:
Reorganization items, net	—	(30,167)	—	—	—	(30,167)
Interest (expense) income, net	(2,184)	2,056	29	—	—	(99)
Other income, net	—	—	3	—	—	3
Total non-operating (expense) income, net	(2,184)	(28,111)	32	—	—	(30,263)
(Loss) income before income taxes	(2,184)	(38,847)	36,565	(653)	—	(5,119)
Income tax benefit (expense)	629	11,188	(11,887)	188	—	118
(Loss) earnings from consolidated subsidiaries	(3,446)	24,213	(465)	—	(20,302)	—
Net (loss) income	$(5,001)	$(3,446)	$24,213	$(465)	$(20,302)	$(5,001)

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenue	$—	$—	$264,030	$—	$—	$264,030
Operating expenses:
Content costs	—	—	101,780	—	—	101,780
Selling, general and administrative expenses	—	—	113,795	595	—	114,390
Depreciation and amortization	—	303	15,979	—	—	16,282
Local marketing agreement fees	—	—	2,707	—	—	2,707
Corporate expenses (including stock-based compensation expense of $538)	—	10,955	—	—	—	10,955
Gain on sale of assets or stations	—	—	(2,606)	—	—	(2,606)
Total operating expenses	—	11,258	231,655	595	—	243,508
Operating (loss) income	—	(11,258)	32,375	(595)	—	20,522
Non-operating (expense) income:
Interest (expense) income, net	(2,184)	(32,196)	37	317	—	(34,026)
Other income, net	—	—	83	—	—	83
Total non-operating (expense) income, net	(2,184)	(32,196)	120	317	—	(33,943)
(Loss) income before income taxes	(2,184)	(43,454)	32,495	(278)	—	(13,421)
Income tax benefit (expense)	998	19,753	(14,852)	127	—	6,026
(Loss) earnings from consolidated subsidiaries	(6,209)	17,492	(151)	—	(11,132)	—
Net (loss) income	$(7,395)	$(6,209)	$17,492	$(151)	$(11,132)	$(7,395)

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2018
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$120,122	$—	$—	$—	$120,122
Restricted cash	—	9,004	—	—	—	9,004
Accounts receivable, less allowance for doubtful accounts of $4,286	—	—	212,010	—	—	212,010
Trade receivable	—	—	5,612	—	—	5,612
Prepaid expenses and other current assets	—	23,199	28,521	—	—	51,720
Total current assets	—	152,325	246,143	—	—	398,468
Property and equipment, net	—	20,550	172,772	—	—	193,322
Broadcast licenses	—	—	—	1,203,809	—	1,203,809
Other intangible assets, net	—	—	78,289	—	—	78,289
Goodwill	—	—	135,214	—	—	135,214
Investment in consolidated subsidiaries	—	3,305,567	984,681	—	(4,290,248)	—
Intercompany receivables	—	114,148	1,800,706	—	(1,914,854)	—
Other assets	—	6,455	14,317	—	—	20,772
Total assets	$—	$3,599,045	$3,432,122	$1,203,809	$(6,205,102)	$2,029,874
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$29,819	$56,842	$—	$—	$86,661
Total current liabilities	—	29,819	56,842	—	—	86,661
Other liabilities	—	159	20	—	—	179
Intercompany payables	114,148	1,800,706	—	—	(1,914,854)	—
Accumulated losses in consolidated subsidiaries	586,802	—	—	—	(586,802)	—
Total liabilities not subject to compromise	700,950	1,830,684	56,862	—	(2,501,656)	86,840
Liabilities subject to compromise	—	2,355,164	69,692	219,128	—	2,643,984
Total liabilities	700,950	4,185,848	126,554	219,128	(2,501,656)	2,730,824
Stockholders’ (deficit) equity:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320	—	—	—	—	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1	—	—	—	—	1
Treasury stock, at cost, 2,806,187 shares	(229,310)	—	—	—	—	(229,310)
Additional paid-in-capital	1,626,594	280,606	4,173,435	2,204,098	(6,658,139)	1,626,594
Accumulated deficit	(2,098,555)	(867,408)	(867,868)	(1,219,417)	2,954,693	(2,098,555)
Total stockholders’ (deficit) equity	(700,950)	(586,802)	3,305,567	984,681	(3,703,446)	(700,950)
Total liabilities and stockholders’ equity (deficit)	—	3,599,045	3,432,122	1,203,809	(6,205,102)	2,029,874

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
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

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2018
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(5,001)	$(3,446)	$24,213	$(465)	$(20,302)	$(5,001)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	249	11,732	—	—	11,981
Provision for doubtful accounts	—	—	1,105	—	—	1,105
Loss on sale of assets or stations	—	—	11	—	—	11
Deferred income taxes	(629)	(11,188)	11,887	(188)	—	(118)
Stock-based compensation expense	—	166	—	—	—	166
Loss (earnings) from consolidated subsidiaries	3,446	(24,213)	465	—	20,302	—
Changes in assets and liabilities	(2,196)	88,741	(46,970)	653	—	40,228
Net cash (used in) provided by operating activities	(4,380)	50,309	2,443	—	—	48,372
Cash flows from investing activities:
Capital expenditures	—	(6,395)	(2,610)	—	—	(9,005)
Net cash used in investing activities	—	(6,395)	(2,610)	—	—	(9,005)
Cash flows from financing activities:
Intercompany transactions, net	4,380	(4,547)	167	—	—	—
Adequate protection payments on term loan	—	(22,131)	—	—	—	(22,131)
Net cash provided by (used in) financing activities	4,380	(26,678)	167	—	—	(22,131)
Increase in cash and cash equivalents and restricted cash	—	17,236	—	—	—	17,236
Cash and cash equivalents and restricted cash at beginning of period	$—	$111,890	$—	$—	$—	$111,890
Cash and cash equivalents and restricted cash at end of period	$—	$129,126	$—	$—	$—	$129,126

CUMULUS MEDIA INC.
(Debtor-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2017
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(7,395)	$(6,209)	$17,492	$(151)	$(11,132)	$(7,395)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	303	15,979	—	—	16,282
Amortization of debt issuance costs/discounts	—	2,463	—	47	—	2,510
Provision for doubtful accounts	—	—	709	—	—	709
Gain on sale of assets or stations	—	—	(2,606)	—	—	(2,606)
Deferred income taxes	(998)	(19,753)	14,848	(127)	—	(6,030)
Stock-based compensation expense	—	538	—	—	—	538
Loss (earnings) from consolidated subsidiaries	6,209	(17,492)	151	—	11,132	—
Changes in assets and liabilities	—	108,895	(93,709)	231	—	15,417
Net cash (used in) provided by operating activities	(2,184)	68,745	(47,136)	—	—	19,425
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	6,090	—	—	6,090
Restricted cash	—	—	—	—	—	—
Capital expenditures	—	(2,441)	(3,295)	—	—	(5,736)
Net cash (used in) provided by investing activities	—	(2,441)	2,795	—	—	354
Cash flows from financing activities:
Intercompany transactions, net	2,184	(46,525)	44,341	—	—	—
Deferred financing costs	—	(94)	—	—	—	(94)
Net cash provided by (used in) financing activities	2,184	(46,619)	44,341	—	—	(94)
Increase in cash and cash equivalents	—	19,685	—	—	—	19,685
Cash and cash equivalents at beginning of period	—	139,284	—	—	—	139,284
Cash and cash equivalents at end of period	$—	$158,969	$—	$—	$—	$158,969

13. Condensed Combined Debtors' Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors. For the three months ended March 31, 2018, the Company’s Non-Filing Entities, which are comprised of the Company's FCC license holding entities, are accounted for as non-consolidated subsidiaries in these financial statements and, as such, their net loss is included as “Equity in earnings of non-filing entities, net of tax” in the Debtors’ Statement of Operations and their net assets are included as “Investment in non-filing entities” in the Debtors’ Balance Sheet.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein.  Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

Debtors' Balance Sheet
(Dollars in thousands, except for share data)

As of March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$120,122
Restricted cash	9,004
Accounts receivable, less allowance for doubtful accounts of $4,286	212,010
Trade receivable	5,612
Prepaid expenses and other current assets	51,720
Total current assets	398,468
Property and equipment, net	193,322
Other intangible assets, net	78,289
Goodwill	135,214
Investment in non-filing entities	1,203,809
Other assets	20,772
Total assets	2,029,874
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	86,661
Total current liabilities not subject to compromise	86,661
Other liabilities	179
Total liabilities not subject to compromise	86,840
Liabilities subject to compromise	2,643,984
Total liabilities	2,730,824
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,952 shares issued and 29,225,765 shares outstanding	320
Class C common stock, par value $0.01 per share; 80,609 shares authorized, issued and outstanding	1
Treasury stock, at cost, 2,806,187 shares	(229,310)
Additional paid-in-capital	1,626,594
Accumulated deficit	(2,098,555)
Total stockholders’ deficit	(700,950)
Total liabilities and stockholders’ deficit	$2,029,874

Debtors' Statement of Operations
(Dollars in thousands)

Three Months Ended March 31, 2018
Net revenue	$263,679
Operating expenses:
Content costs	99,815
Selling, general & administrative expenses	114,481
Depreciation and amortization	11,981
LMA fees	1,107
Corporate expenses (including stock-based compensation expense of $166)	10,487
Loss on sale or disposal of assets or stations	11
Total operating expenses	237,882
Operating income	25,797
Non-operating expense:
Reorganization items, net	(30,167)
Interest expense, net	(99)
Other income, net	3
Total non-operating expense, net	(30,263)
Loss before income taxes	(4,466)
Income tax benefit	(70)
Loss from operations	(4,536)
Equity in earnings of non-filing entities	(465)
Net loss	$(5,001)

Debtors' Statement of Cash Flows
(Dollars in thousands)

Three Months Ended March 31, 2018
Cash flows from operating activities:
Net loss	$(5,001)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,981
Provision for doubtful accounts	1,105
Loss on sale or disposal of assets or stations	11
Deferred income taxes	70
Stock-based compensation expense	166
Equity in earnings of non-filing entities	465
Changes in assets and liabilities (excluding acquisitions and dispositions):	39,575
Net cash provided by operating activities	48,372
Cash flows from investing activities:
Capital expenditures	(9,005)
Net cash used in investing activities	(9,005)
Cash flows from financing activities:
Adequate protection payments on term loan	(22,131)
Net cash used in financing activities	(22,131)
Increase in cash and cash equivalents and restricted cash	17,236
Cash and cash equivalents and restricted cash at beginning of period	111,890
Cash and cash equivalents and restricted cash at end of period	$129,126

14. Segment Data

The Company operates in two reportable segments, for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Radio Station Group and Westwood One. Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. Corporate includes overall executive, administrative and support functions for both of the Company's reportable segments, including programming, accounting, finance, legal, human resources and information technology functions.

The Company presents segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company’s reportable segments. Management also uses this measure to determine the contribution of the Company's core operations to the funding of its corporate resources utilized to manage operations and non-operating expenses including debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining compliance with certain covenants contained in the Company's Credit Agreement.

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees (as such fees are excluded from the definition of such term for purposes of calculating covenant compliance under the credit agreement), expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net loss, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.

The Company’s financial data by segment is presented in the tables below (in thousands):

	Three Months Ended March 31, 2018
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$168,225	$94,790	$664	$263,679

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$173,603	$89,855	$572	$264,030

	Three Months Ended March 31,
	2018	2017
Adjusted EBITDA by segment
Radio Station Group	$36,186	$39,038
Westwood One	12,656	8,969
Segment Adjusted EBITDA	48,842	48,007
Adjustments to reconcile to GAAP measure
Corporate and other expense	(8,573)	(9,274)
Income tax benefit	118	6,026
Non-operating expense, including net interest expense	(96)	(33,943)
Local marketing agreement fees	(1,107)	(2,707)
Depreciation and amortization	(11,981)	(16,282)
Stock-based compensation expense	(166)	(538)
(Loss) gain on sale or disposal of assets or stations	(11)	2,606
Reorganization items, net	(30,167)	—
Acquisition-related and restructuring costs	(1,721)	(1,150)
Franchise and state taxes	(139)	(140)
Consolidated GAAP net loss	$(5,001)	$(7,395)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management's Discussion and Analysis, we provide information regarding the following areas:

●	General Overview;
●	Results of Operations; and
●	Liquidity and Capital Resources.

General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto beginning on page 8 in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto continued in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. This discussion, as well as various other sections of this 10-Q, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statements Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

For additional information about certain of the matters discussed and described in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form-10-Q. In addition, for information relating to our current expectations for liquidity and capital structure upon our emergence from chapter 11 of the Bankruptcy Code, see Note 1, "Description of Business, Interim Financial Data and Basis of Presentation." No assurances can be provided that our actual liquidity and capital structure will not differ materially from our expectations set out therein.

Current Bankruptcy Proceedings; Liquidity and Going Concern Considerations

On November 29, 2017 (the "Petition Date"), the Company and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors' chapter 11 cases are being jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381.
Immediately prior to the commencement of the case the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors (the “Consenting Creditors”) under that certain Amended and Restated Credit Agreement, dated as of December 23, 2013 (the “Credit Agreement”), by and among the Company, Cumulus Media Holdings Inc. ("Cumulus Holdings"), as borrower, JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto from time to time, and Crestview Radio Investors, LLC and certain of its affiliates (the “Consenting Equityholders”). The Restructuring Support Agreement contemplates the implementation of a financial restructuring of the Debtors (as described below) through a conversion of more than $1.0 billion of the Company’s funded debt into equity (collectively, the “Restructuring”). On May 10, 2018 the Court entered an order confirming the joint plan of reorganization (the “Plan”) under chapter 11 of the Bankruptcy Code.
The Company filed certain motions and applications intended to limit the disruption of the bankruptcy proceedings on its operations (the "First Day Motions"). On December 1, 2017, the Bankruptcy Court approved these motions and applications the Debtors filed on the Petition Date, certain of which were approved on an interim basis. On December 21, 2017, the Bankruptcy Court approved all of the Company’s First Day Motions on a final basis. Pursuant to the First Day Motions, and subject to certain terms and dollar limits included therein, the Company was authorized to continue to use its unrestricted cash on hand, as well as all cash generated from daily operations, which is being used to continue the Company’s operations without interruption during the course of its restructuring proceedings. Also pursuant to the First Day Motions, the Company received Bankruptcy Court authorization to, among other things and subject to the terms and conditions set forth in the applicable orders, pay certain pre-petition employee wages, salaries, health benefits and other employee obligations during its restructuring, pay certain claims relating to on-air talent and taxes, continue its cash management programs and insurance policies, as well as continue to honor its current customer programs. The Company is authorized under the Bankruptcy Code to pay post-petition expenses incurred in the ordinary course of business without seeking Bankruptcy Court approval. Until the Plan is effective, the Debtors will continue to manage their properties and operate their businesses as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

On December 9, 2017, the Debtors filed the Plan with the Bankruptcy Court and a related disclosure statement (the "Disclosure Statement") pursuant to chapter 11 of the Bankruptcy Code. On January 18, 2018, the Debtors filed with the Bankruptcy Court a first modified joint plan of reorganization and the related first modified disclosure statement for the Plan pursuant to chapter 11 of the Bankruptcy Code. The Plan and Disclosure Statement were further modified on January 31, 2018, February 2, 2018, and February 12, 2018, and supplemented on, March 16, 2018, April 12, 2018, April 30, 2018 and May 10, 2018. On February 2, 2018, the Bankruptcy Court entered an order approving the Disclosure Statement and authorizing the solicitation of votes on the Plan.
    Pursuant to the Plan, a new corporation ("Reorganized Borrower") will acquire substantially all of the assets of the Company (other than the stock of Cumulus Media Holdings Inc.) and Cumulus Media Holdings Inc. In the transaction, Term Loan Claims will receive their pro rata share of approximately $1.3 billion in principal amount of New First Lien Term Loans maturing in 2022 (the “New First Lien Debt”) and 83.5% of the issued and outstanding amount of common stock (the “Reorganized Common Equity”) issued by Reorganized Borrower's indirect parent (“Reorganized Cumulus”), subject to dilution by any Reorganized Common Equity issued pursuant to a post-emergence equity Management Incentive Compensation Plan (the “MIP”). Holders of unsecured claims against the Company, including claims arising from the Company’s 7.75% Senior Notes due 2019 (the “Notes”), will receive, in the aggregate, 16.5% of the Reorganized Common Equity, subject to dilution by the MIP. The New First Lien Debt will accrue interest at the London Inter-bank Offered Rate ("LIBOR") plus 4.50% per annum, subject to a LIBOR floor of 1.00% or, at Reorganized Borrower's option, an alternate base rate plus 3.50% per annum, subject to an alternate base rate floor of 2.00%. Reorganized Borrower will be permitted to enter into a revolving credit facility or receivables facility providing commitments of up to $50.0 million. The New First Lien Debt will amortize in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount of the New First Lien Debt with the balance payable on the maturity date. Reorganized Borrower will be able to voluntarily prepay the New First Lien Debt in whole or in part without premium or penalty, except that any prepayment during the period of six months following the issuance of the New First Lien Debt would require a premium equal to 1.00% of the prepaid principal amount. Certain mandatory prepayments on the New First Lien Debt will be required upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from excess cash flow as defined. The New First Lien Debt will not have any financial maintenance covenants. The other terms and conditions of the New First Lien Debt will generally be similar to those set forth in the Credit Agreement, except as set forth in the term sheet attached to the Restructuring Support Agreement (the "Term Sheet"). The New First Lien Debt will be secured by first priority security interests in substantially all the assets of Reorganized Borrower and the Guarantors (as defined below) in a manner substantially consistent with the Credit Agreement, subject to the terms of the Term Sheet. In addition, the direct parent of Reorganized Cumulus (the “Parent”) and all present and future wholly-owned subsidiaries of the Parent, subject to exceptions that are substantially consistent with those set forth in the Credit Agreement, will guarantee the New First Lien Debt. The Plan contemplates that the Board of Directors of Reorganized Cumulus will consist of the President and Chief Executive Officer of the Company and six directors chosen by the Consenting Creditors. On May 10, 2018, the Court entered an order confirming the Plan. The Company expects to emerge from Chapter 11 before the end of the second quarter, after the conditions to the Plan are satisfied.

As of March 31, 2018, the Company had $120.1 million of cash and cash equivalents. The Company generated positive cash flows from operating activities of $48.4 million and $19.4 million for the three months ended March 31, 2018 and 2017, respectively.

Prior to the filing of the Bankruptcy Petitions, our principal sources of funds had primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets where the net value accretion realized in a sale exceeds the value that management believes could be realized over time by continuing to operate the assets, or that are not a part of, or do not complement, our strategic operations, subject to market and other conditions in existence at that time.

As of March 31, 2018, the Company had a $1.7 billion term loan (the "Term Loan") outstanding under its Amended and Restated Credit Agreement, dated as of December 23, 2013 (the "Credit Agreement"), and $610.0 million of 7.75% Senior Notes (the "Senior Notes") outstanding. Amounts outstanding under the Term Loan are scheduled to mature on December 23, 2020 and the 7.75% Senior Notes mature on May 1, 2019. Notwithstanding these maturity dates, and as disclosed further in Note 6, the Credit Agreement includes a springing maturity provision that provides that if on January 30, 2019 the aggregate principal amount of 7.75% Senior Notes outstanding exceeds $200.0 million, the maturity date of the term loan will be accelerated to January 30, 2019. While the Company's Plan has been approved, the Company has not yet emerged from bankruptcy and if the Company is unable to take steps to create additional liquidity or otherwise avoid the occurrence of the springing maturity, forecasted cash flows would not be sufficient for the Company to meet its obligations as of January 30, 2019.
As a result of the filing of the Bankruptcy Petitions, the Company is required to make adequate protection payments on the Term Loan. The amounts of these payments are calculated under the terms described in Note 5, "Long-Term Debt" in the Consolidated Financial Statements included elsewhere in the Form 10-Q. During the pendency of the chapter 11 cases, ASC 852 requires the Company to recognize the adequate protection payments as a reduction to the principal balance of the Term Loan.
On October 30, 2017, the Restructuring Committee of the Board of Directors authorized the Company to forgo the scheduled interest payment on the 7.75% Senior Notes on November 1, 2017 of approximately $23.6 million. This nonpayment constituted a default under the terms of the indenture governing the 7.75% Senior Notes. The Company will continue to forgo future interest payments while under bankruptcy protection. The commencement of the chapter 11 cases also constituted an event of default under the terms of the indenture governing the 7.75% Senior Notes and under the terms of the Credit Agreement and accelerated the Company’s obligations under the indenture and the Credit Agreement. Any efforts to enforce obligations upon the occurrence of an event of default have been automatically stayed as a result of the Company's filing for chapter 11 and the holders of the Term Loan and Senior Notes rights of enforcement in respect to any obligations are subject to the applicable provisions of the Bankruptcy Code.

On June 5, 2017, the Company’s Board of Directors adopted a stockholder rights plan which is scheduled to expire in June 2018.  Pursuant to the rights plan, the Company declared a dividend of one right for each outstanding share of Class A common stock of the Company, payable to holders of record on June 15, 2017.  The rights trade with the Company’s Class A common stock and will generally become exercisable only if any person (or any persons acting in concert or as a group) acquires a voting or economic position in 4.99% or more of the Company’s outstanding Class A common stock. If the rights become exercisable, all holders of rights (other than any triggering person) will be entitled to acquire shares of Class A common stock at a 50% discount or the Company may exchange each right held by such holders for one share of Class A common stock. Under the rights plan, any person that owned more than 4.99% of the Company’s outstanding Class A common stock may continue to own its shares of Class A common stock but may not acquire a voting or economic interest in any additional shares of Class A common stock without triggering the rights plan. Pursuant to the Plan and Disclosure Statement filed on February 12, 2018, all of the equity interests in the Company (including the Class A common Stock and rights under the rights plan) will be canceled or extinguished on the date that the Company emerges from bankruptcy.

As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, we incurred non-cash impairment charges against intangible assets and goodwill, including a non-cash impairment charge against our FCC licenses of $335.9 million for the year ended December 31, 2017 and charges of $603.1 million against our goodwill and FCC licenses for the year ended December 31, 2016. Such non-cash charges reduced our reported operating results in those periods; however, as these charges did not require a cash outlay, they had no effect on our liquidity position in the near term. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

On February 1, 2018 and March 9, 2018, respectively, the Company and Merlin Media, LLC ("Merlin") amended their Local Marketing Agreement ("LMA Agreement") under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations ("WLUP") on March 9, 2018 but continues to program the other FM station ("WKQX") under the amended LMA Agreement. On April 3, 2018, the Company entered into an asset purchase agreement with Merlin, pursuant to which it agreed to purchase WKQX and certain intellectual property for $18.0 million in cash. The closing of this transaction will depend upon a number of factors, including various conditions set forth in the asset purchase agreement.

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and Accounting Standards Codification ("ASC") 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Quarterly Report on Form 10-Q. Based on the Company's substantial level of indebtedness and, as described above, the Company's filing for relief under chapter 11 of the Bankruptcy Code as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Form 10-Q.

Notwithstanding the aforementioned, the accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern. The Condensed Consolidated Financial Statements do not reflect or include any future consequences related to chapter 11 relief or emergence from chapter 11 relief.

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

In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $11.3 million for each of the three months ended March 31, 2018 and March 31, 2017.

We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives. As a result of those revenue increasing opportunities through new platforms, our operating results in any period may be affected by the incurrence of operating, advertising or promotion expenses that may not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation we also from time to time reorganize and discontinue certain redundant and/or unprofitable content vehicles across our platform which we expect will impact our broadcast revenues in the future. To date inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.

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

The Company excludes from Adjusted EBITDA items not related to core operations and those that are non-cash including: depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees (as such fees are excluded from the definition of such term for purposes of calculating covenant compliance under the credit agreement), expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

Adjusted EBITDA should not be considered in isolation or as a substitute for net loss, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

The following selected data from our unaudited Condensed Consolidated Statements of Operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2018	2017
STATEMENT OF OPERATIONS DATA:
Net revenue	$263,679	$264,030	(0.1)%
Content costs	99,815	101,780	(1.9)%
Selling, general and administrative expenses	115,134	114,390	0.7%
Depreciation and amortization	11,981	16,282	(26.4)%
Local marketing agreement fees	1,107	2,707	(59.1)%
Corporate expenses (including stock-based compensation expense)	10,487	10,955	(4.3)%
Loss (gain) on sale or disposal of assets or stations	11	(2,606)	**
Operating income	25,144	20,522	22.5%
Reorganization items, net	(30,167)	—	**
Interest expense	(128)	(34,063)	99.6%
Interest income	29	37	(21.6)%
Other income, net	3	83	(96.4)%
Loss before income taxes	(5,119)	(13,421)	61.9%
Income tax benefit	118	6,026	(98.0)%
Net loss	$(5,001)	$(7,395)	32.4%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$40,269	$38,733	4.0%

** Calculation is not meaningful

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net Revenue
Net revenue for the three months ended March 31, 2018 decreased $0.4 million, or 0.1%, to $263.7 million, compared to $264.0 million for the three months ended March 31, 2017. The decrease resulted primarily from a decrease of $4.2 million in broadcast advertising revenue, partially offset by increases of $3.0 million in digital advertising revenue, $0.8 million in political advertising, and $0.1 million in license fees and other revenue, respectively. For a discussion of net revenue by segment and a comparison between the three months ended March 31, 2018 and the three months ended March 31, 2017, see the discussion under "Segment Results of Operations."
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
Content costs for the three months ended March 31, 2018 decreased $2.0 million, or 1.9%, to $99.8 million, compared to $101.8 million for the three months ended March 31, 2017. The decrease was primarily attributable to the termination or renegotiation of certain contractual agreements in connection with the filing of the chapter 11 cases. The remainder of the decrease was related to reductions in other programming-related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets.

Selling, general and administrative expenses for the three months ended March 31, 2018 increased by $0.7 million, or 0.7%, to $115.1 million compared to $114.4 million for the three months ended March 31, 2017. The increase was primarily driven by an increase in digital expenses associated with an increase in digital revenues.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2018 decreased $4.3 million, or 26.4%, to $12.0 million, compared to $16.3 million for the three months ended March 31, 2017. This decrease was primarily caused by a decrease in amortization expense of our definite-lived intangible assets, which resulted from the amortization methodology we apply based on the expected pattern in which the underlying assets' economic benefits are consumed. The Company reclassified its debt costs to Reorganization Items, Net in the fourth quarter of 2017, which resulted in lower amortization expense for the quarter ended March 31, 2018.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services.
Corporate expenses, including stock-based compensation expense, for the three months ended March 31, 2018 decreased $0.5 million, or 4.3%, to $10.5 million, compared to $11.0 million for the three months ended March 31, 2017. This decrease was primarily the result of a decrease in stock-based compensation expense.

Loss (gain) on Sale or Disposal of Assets or Stations
During the three months ended March 31, 2017, we recorded a gain of $2.6 million primarily related to the sale of land in our Salt Lake City market.
Reorganization Items, Net
During the three months ended March 31, 2018, we recorded costs related to our chapter 11 cases of $30.2 million. See Note 8, Reorganization Items, net, of the accompanying unaudited Condensed Consolidated Financial Statements for a description of those items.
Interest Expense
Total interest expense for the three months ended March 31, 2018 decreased $33.9 million, or 99.6%, to $0.1 million compared to $34.1 million for the three months ended March 31, 2017. The decrease in interest expense was a result of the Company recognizing interest payments on the Term Loan as adequate protection payments which are recorded as a reduction of the principal balance of the Term Loan during the time the Company remains under bankruptcy protection and as a result of the Company continuing to forgo interest payments on the 7.75% Senior Notes while under bankruptcy protection.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31,		2018 vs 2017
	2018	2017	$ Change	% Change
7.75% Senior Notes	$—	$11,819	$(11,819)	(100.0)%
Bank borrowings – Term Loan and revolving credit facility	—	19,234	(19,234)	(100.0)%
Other, including debt issue cost amortization	128	3,010	(2,882)	(95.7)%
Interest expense	$128	$34,063	$(33,935)	(99.6)%

Income Taxes
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.1 million on loss before income taxes of $5.1 million, resulting in an effective tax rate for the three months ended March 31, 2018 of approximately 2.3%. The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2018 was primarily attributable to changes in valuation allowance, which was partially offset by state and local income taxes, the tax effect of bankruptcy-related fees and certain statutory non-deductible items. The effective tax rate for the three months ended March 31, 2018 reflects the reduced federal income tax rate of 21.0% resulting from the enactment of the Tax Cut and Jobs Act (the "Tax Act”) in 2017. The Company continues to analyze the various aspects of the Tax Act which could affect the provisional estimates that were recorded at December 31, 2017.
For the three months ended March 31, 2017, the Company recorded an income tax benefit of $6.0 million on loss before income taxes of $13.4 million, resulting in an effective tax rate of 44.9% for the three months ended March 31, 2017. The difference between the 44.9% effective tax rate and the federal statutory rate of 35.0% for the three months ended March 31, 2017 primarily relates to state and local income taxes and the tax effect of certain statutory non-deductible items.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as a reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes (“ASC 740”). As of March 31, 2018, the Company continues to maintain a full valuation allowance on federal and state net operating loss carryforwards for which the Company does not believe it will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment about future profitability as well as the assessment of the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2018 increased 4.0%, or $1.5 million, to $40.3 million from $38.7 million for the three months ended March 31, 2017. For a discussion of Adjusted EBITDA by segment and a comparison between the three months ended March 31, 2018 and the three months ended March 31, 2017, see the discussion under "Segment Results of Operations."
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2018	2017
GAAP net loss	$(5,001)	$(7,395)	32.4%
Income tax benefit	(118)	(6,026)	98.0%
Non-operating expenses, net - including interest expense	96	33,943	(99.7)%
Local marketing agreement fees	1,107	2,707	(59.1)%
Depreciation and amortization	11,981	16,282	(26.4)%
Stock-based compensation expense	166	538	(69.1)%
Loss (gain) on sale or disposal of assets or stations	11	(2,606)	**
Reorganization items, net	30,167	—	**
Acquisition-related and restructuring costs	1,721	1,150	49.7%
Franchise and state taxes	139	140	(0.7)%
Adjusted EBITDA	$40,269	$38,733	4.0%

** Calculation is not meaningful

Segment Results of Operations

The reconciliation of segment Adjusted EBITDA to net income (loss) is presented in Note 14, "Segment Data" of the notes to the accompanying unaudited Condensed Consolidated Financial Statements.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended March 31, 2018
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$168,225	$94,790	$664	$263,679
% of total revenue	63.8%	35.9%	0.3%	100.0%
$ change from three months ended March 31, 2017	$(5,378)	$4,935	$92	$(351)
% change from three months ended March 31, 2017	(3.1)%	5.5%	16.1%	(0.1)%

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$173,603	$89,855	$572	$264,030
% of total revenue	65.8%	34.0%	0.2%	100.0%
Net revenue for the three months ended March 31, 2018 decreased approximately $0.4 million, or 0.1%, to $263.7 million, compared to $264.0 million for the three months ended March 31, 2017. The decrease resulted from a decline in revenues of approximately $5.4 million at the Radio Station Group, partially offset by an increase of $4.9 million at Westwood One, while Corporate and Other revenue was flat in comparison to the 2017 period. The decrease in revenue at the Radio Station Group was primarily driven by decreases in local advertising revenue. The increase in revenue at Westwood One was primarily driven by increases in broadcast and digital revenue.

	Three Months Ended March 31, 2018
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$36,186	$12,656	$(8,573)	$40,269
$ change from three months March 31, 2018	$(2,856)	$3,687	$705	$1,536
% change from three months ended March 31, 2018	(7.3)%	41.1%	7.6%	4.0%

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$39,042	$8,969	$(9,278)	$38,733
Adjusted EBITDA for the three months ended March 31, 2018 increased $1.5 million, or 4.0%, to $40.3 million from $38.7 million for the three months ended March 31, 2017. Adjusted EBITDA increased $3.7 million and $0.7 million at Westwood One and Corporate and Other segments, respectively, partially offset by a decrease of $2.9 million within the Radio Station Group. Adjusted EBITDA at Westwood One increased as a result of $4.9 million of increased revenues, partially offset by increases in expenses related to the higher revenue. Adjusted EBITDA at Radio Station Group decreased as a result of a $5.4 million decline in revenue which was partially offset by lower expenses.

The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA, for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net loss	$28,808	$5,822	$(39,631)	$(5,001)
Income tax benefit	—	—	(118)	(118)
Non-operating (income) expense, including net interest expense	(1)	127	(30)	96
Local marketing agreement fees	1,107	—	—	1,107
Depreciation and amortization	6,141	5,478	362	11,981
Stock-based compensation expense	—	—	166	166
Loss on sale or disposal of assets or stations	11	—	—	11
Reorganization items, net	—	181	29,986	30,167
Acquisition-related and restructuring costs	120	1,048	553	1,721
Franchise and state taxes	—	—	139	139
Adjusted EBITDA	$36,186	$12,656	$(8,573)	$40,269

	Three Months Ended March 31, 2017
	Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$28,538	$2,265	$(38,198)	$(7,395)
Income tax benefit	—	—	(6,026)	(6,026)
Non-operating (income) expense, including net interest expense	(1)	142	33,802	33,943
Local marketing agreement fees	2,707	—	—	2,707
Depreciation and amortization	10,404	5,454	424	16,282
Stock-based compensation expense	—	—	538	538
Gain on sale or disposal of assets or stations	(2,606)	—	—	(2,606)
Acquisition-related and restructuring costs	—	1,108	42	1,150
Franchise and state taxes	—	—	140	140
Adjusted EBITDA	$39,042	$8,969	$(9,278)	$38,733

Liquidity and Capital Resources
Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$48,372	$19,425
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, net cash provided by operating activities increased $28.9 million. The increase was primarily from decreases in accounts payable and accrued expenses, in connection with the filing of the Bankruptcy Petitions.

Cash Flows (Used in) Provided by Investing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash (used in) provided by investing activities	$(9,005)	$354
Cash flows (used in) provided by investing activities decreased approximately $9.4 million. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For the three months ended March 31, 2018 capital expenditures totaled $9.0 million, primarily related to transmission equipment, facilities, and other routine expenditures.  For the three months ended March 31, 2017 capital expenditures totaled $5.7 million primarily related to transmission equipment, facilities and other routine expenditures, which were offset by proceeds from the sales of certain assets and stations of $6.1 million, the majority of which were the cash proceeds from the sale of land in our Salt Lake City market.
Cash Flows Used in Financing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash used in financing activities	$(22,131)	$(94)
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, net cash used in financing activities increased $22.0 million. The increase was primarily a result of the Company recognizing interest payments on the Term Loan as adequate protection payments as a result of the chapter 11 cases. These payments are recorded as a reduction to the principal balance of the Term Loan.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

"Item 3. Legal Proceedings" of the 2017 Annual Report includes a discussion of our pending legal proceedings. There have been no material changes from the legal proceedings described in our Form 10-K.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2018, we did not repurchase any shares of our Class A common stock.

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

CUMULUS MEDIA INC.

May 15, 2018	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer