Form 10-Q
period 2018-06-30
CUMULUS MEDIA INC
filed 2018-08-20
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-5134717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 Peachtree Road, NW Suite 2200, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of August 13, 2018, the registrant had 16,356,803 outstanding shares of common stock consisting of: (i) 12,613,356 shares of Class A common stock; (ii) 3,743,447 shares of Class B common stock in addition to 2,989,093 Series 1 warrants and 654,113 Series 2 warrants.

CUMULUS MEDIA INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of June 30, 2018 (Successor) and December 31, 2017 (Predecessor)	4
Condensed Consolidated Statements of Operations Period from June 4, 2018 through June 30, 2018 (Successor), Period from April 1, 2018 through June 3, 2018 (Predecessor), Period from January 1, 2018 through June 3, 2018 (Predecessor), and For the Three and Six Months Ended June 30, 2017 (Predecessor)	5
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity For the Periods Ended June 30, 2018 (Successor), June 3, 2018 (Predecessor) and December 31, 2017 (Predecessor)	7
Condensed Consolidated Statements of Cash Flows Period from June 4, 2018 through June 30, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor) and the Six Months Ended June 30, 2017 (Predecessor)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	62
Item 4. Controls and Procedures	62
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	62
Item 1A. Risk Factors	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 5. Other Information	63
Item 6. Exhibits	64

Signatures	65

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$37,444	$102,891
Restricted cash	29,226	8,999
Accounts receivable, less allowance for doubtful accounts of $293 and $4,322 at June 30, 2018 and December 31, 2017, respectively	231,765	235,247
Trade receivable	5,195	4,224
Assets held for sale	80,000	—
Prepaid expenses and other current assets	30,163	42,259
Total current assets	413,793	393,620
Property and equipment, net	235,527	191,604
Broadcast licenses	935,976	1,203,809
Other intangible assets, net	209,765	82,994
Goodwill	—	135,214
Other assets	18,173	20,078
Total assets	$1,813,234	$2,027,319
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$112,836	$36,157
Trade payable	3,267	—
Current portion of term loan	13,000	—
Total current liabilities	129,103	36,157
Term loan	1,287,000	—
Other liabilities	24,098	54
Deferred income taxes	42,401	—
Total liabilities not subject to compromise	—	36,211
Liabilities subject to compromise	—	2,687,223
Total liabilities	1,482,602	2,723,434
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit):
Predecessor Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued, and 29,225,765 shares outstanding at December 31, 2017	—	320
Predecessor Class C common stock, par value $0.01 per share; 80,609 shares authorized issued and outstanding at December 31, 2017	—	1
Predecessor treasury stock, at cost, 2,806,187 shares at December 31, 2017	—	(229,310)
Predecessor additional paid-in-capital	—	1,626,428
Predecessor accumulated deficit	—	(2,093,554)
Successor Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 12,396,395 shares issued and outstanding at June 30, 2018	—	—
Successor Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 3,908,989 shares issued and outstanding at June 30, 2018	—	—
Successor additional paid-in-capital	325,652	—
Successor retained earnings	4,980	—
Total stockholders’ equity (deficit)	330,632	(696,115)
Total liabilities and stockholders’ equity	$1,813,234	$2,027,319
See accompanying notes to the unaudited condensed consolidated financial statement.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from April 1, 2018 through June 3,	Three Months Ended June 30,
	2018	2018	2017
Net revenue	$95,004	$190,245	$290,531
Operating expenses:
Content costs	27,685	59,117	93,289
Selling, general and administrative expenses	38,719	85,097	120,506
Depreciation and amortization	4,379	10,065	16,120
Local marketing agreement fees	358	702	2,713
Corporate expenses (including stock-based compensation expense of $652, $65 and $530, respectively)	10,125	6,682	10,473
Loss on sale or disposal of assets or stations	—	147	104
Total operating expenses	81,266	161,810	243,205
Operating income	13,738	28,435	47,326
Non-operating (expense) income:
Reorganization items, net	—	496,368	—
Interest expense	(6,176)	(132)	(34,344)
Interest income	4	21	35
Other income (expense), net	20	(276)	(111)
Total non-operating (expense) income, net	(6,152)	495,981	(34,420)
Income before income tax (expense) benefit	7,586	524,416	12,906
Income tax (expense) benefit	(2,606)	176,741	(7,234)
Net income	$4,980	$701,157	$5,672
Basic and diluted earnings per common share (see Note 13, “Earnings (loss) Per Share”):
Basic: Earnings per share	$0.25	$23.90	$0.19
Diluted: Earnings per share	$0.25	$23.90	$0.19
Weighted average basic common shares outstanding	20,004,736	29,338,329	29,306,374
Weighted average diluted common shares outstanding	20,300,025	29,338,329	29,306,374

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,	Six Months Ended June 30,
	2018	2018	2017
Net revenue	$95,004	$453,924	$554,561
Operating expenses:
Content costs	27,685	159,681	195,069
Selling, general and administrative expenses	38,719	199,482	234,896
Depreciation and amortization	4,379	22,046	32,402
Local marketing agreement fees	358	1,809	5,420
Corporate expenses (including stock-based compensation expense of $652, $231 and $1,068, respectively)	10,125	17,169	21,428
Loss (gain) on sale or disposal of assets or stations	—	158	(2,502)
Total operating expenses	81,266	400,345	486,713
Operating income	13,738	53,579	67,848
Non-operating (expense) income:
Reorganization items, net	—	466,201	—
Interest expense	(6,176)	(260)	(68,407)
Interest income	4	50	72
Other income (expense), net	20	(273)	(28)
Total non-operating (expense) income, net	(6,152)	465,718	(68,363)
Income (loss) before income tax (expense) benefit	7,586	519,297	(515)
Income tax (expense) benefit	(2,606)	176,859	(1,208)
Net income (loss)	$4,980	$696,156	$(1,723)
Basic and diluted earnings (loss) per common share (see Note 13, “Earnings (loss) Per Share”):
Basic: Earnings (loss) per share	$0.25	$23.73	$(0.06)
Diluted: Earnings (loss) per share	$0.25	$23.73	$(0.06)
Weighted average basic common shares outstanding	20,004,736	29,338,329	29,306,374
Weighted average diluted common shares outstanding	20,300,025	29,338,329	29,306,374

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Periods Ended June 30, 2018 (Successor), June 3, 2018 (Predecessor), and December 31, 2017 (Predecessor)
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—	—	—	—	—	—	—	—	(44,000)	(44,000)
Other	—	—	—	—	—	—	—	—	247	—	247
Stock-based compensation expense	—	—	—	—	—	—	—	—	231	—	231
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	$(320)	—	$—	(80,609)	$(1)	(2,806,187)	$229,310	$(1,626,906)	$—	$(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—	—	—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—	—	—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—	—	—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—	—	$—	$325,000	$—	$325,000
Net income	—	—	—	—	—	—	—	—	—	4,980	4,980
Stock-based compensation expense	—	—	—	—	—	—	—	—	652	—	652
Conversion of Class B common stock	1,344,184	—	(1,344,184)	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	34,964	—	—	—	—	—	—	—	—
Balance at June 30, 2018 (Successor)	12,396,395	$—	3,908,989	$—	—	$—	—	$—	$325,652	$4,980	$330,632
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,	Six Months Ended June 30,
	2018	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,980	$696,156	$(1,723)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,379	22,046	32,402
Amortization of debt issuance costs/discounts	—	—	5,055
Provision for doubtful accounts	322	5,993	1,993
Loss (gain) on sale or disposal of assets or stations	—	158	(2,502)
Non-cash reorganization items, net	—	(523,651)	—
Deferred income taxes	2,606	(179,455)	1,206
Stock-based compensation expense	652	231	1,068
Changes in assets and liabilities:
Accounts receivable	(16,363)	12,697	3,078
Trade receivable	26	(997)	(74)
Prepaid expenses and other current assets	(241)	(5,831)	(9,943)
Other assets	(156)	(436)	281
Accounts payable and accrued expenses	2,065	7,777	(11,075)
Trade payable	13	190	(333)
Other liabilities	5	(5,746)	(2,493)
Net cash (used in) provided by operating activities	(1,712)	29,132	16,940
Cash flows from investing activities:
Acquisition	(18,000)	—	—
Proceeds from sale of assets or stations	—	—	6,090
Capital expenditures	(1,969)	(14,019)	(13,203)
Net cash used in investing activities	(19,969)	(14,019)	(7,113)
Cash flows from financing activities:
Adequate protection payments on term loan	—	(37,802)	—
Deferred financing costs	—	(850)	(94)
Net cash used in financing activities	—	(38,652)	(94)
(Decrease) increase in cash and cash equivalents and restricted cash	(21,681)	(23,539)	9,733
Cash and cash equivalents and restricted cash at beginning of period	88,351	111,890	139,284
Cash and cash equivalents and restricted cash at end of period	$66,670	$88,351	$149,017
See accompanying notes to the unaudited condensed consolidated financial statements.

1. Nature of Business, Interim Financial Data and Basis of Presentation:

Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “CUMULUS MEDIA,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that had been organized in 2002.
Nature of Business

A leader in the radio broadcasting industry, CUMULUS MEDIA combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 441 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus Radio Station Group and Westwood One platforms make CUMULUS MEDIA one of the few media companies that can provide advertisers with national reach and local impact. The Cumulus Radio Station Group and Westwood One are the exclusive radio broadcast partners to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, the Company is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

Basis of Presentation
As previously disclosed, on November 29, 2017 (the “Petition Date”), CM Wind Down Topco Inc. (formerly known as Cumulus Media Inc.), a Delaware corporation (“Old Cumulus”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the "Chapter 11 Cases") were jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381. On May 10, 2018, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization [Docket No. 769] (the “Confirmation Order”), which confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 446] (the “Plan”), as modified by the Confirmation Order. On June 4, 2018 (the “Effective Date”), Old Cumulus satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, the Plan was substantially consummated, and Old Cumulus and the other Debtors emerged from Chapter 11. On June 29, 2018, the Bankruptcy Court entered an order closing the Chapter 11 Cases of all of the Debtors other than Old Cumulus, whose case will remain open for purposes of fully administering its estate, including reconciling claims subject to compromise under the Plan. Although Old Cumulus emerged from Chapter 11 on the Effective Date, the Old Cumulus Chapter 11 Case will remain open until its estate has been fully administered and the Bankruptcy Court enters an order closing its case.
In connection with its emergence, Old Cumulus implemented a series of internal reorganization transactions authorized by the Plan pursuant to which it transferred substantially all of its remaining assets to an indirectly wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc.), a Delaware corporation (“CUMULUS MEDIA” or the “Company”), prior to winding down its business. References to “Successor” or “Successor Company” relate to the balance sheet and results of operations of CUMULUS MEDIA on and subsequent to June 4, 2018. References to “Predecessor”, “Predecessor Company” or “Old Cumulus” refer to the balance sheet and results of operations of Old Cumulus prior to June 4, 2018.
Upon emergence from Chapter 11 on the Effective Date, the Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing its consolidated financial statements (see Note 2, “Emergence from Chapter 11” and Note 3 “Fresh Start Accounting”). As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and as such the consolidated financial statements on and after June 4, 2018 are not comparable to the consolidated financial statements prior to that date. Refer to Note 3, “Fresh Start Accounting” for additional information.
Subsequent to the Petition Date and before the Effective Date, all expenses, gains and losses directly associated with the reorganization proceedings are reported as Reorganization items, net, in the accompanying Condensed Consolidated Statements of Operations. In addition, liabilities subject to compromise during the pendency of the Chapter 11 Cases are distinguished from liabilities of the Company that are not expected to be compromised, including post-petition liabilities, in the accompanying Condensed Consolidated Balance Sheets.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Data
In the opinion of management, all adjustments, other than bankruptcy related adjustments as described in Note 3, "Fresh Start Accounting", consist of normal, recurring adjustments, necessary for a fair statement of the Company’s results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations and cash flows of the Successor for the period from June 4, 2018 through June 30, 2018 and of the Predecessor for the period from April 1, 2018 through June 3, 2018 and the Company’s financial condition as of June 30, 2018, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2018. These consolidated interim financial statements should be read in conjunction with CUMULUS MEDIA’s Annual Report on Form 10-K for the year ended December 31, 2017.

Going Concern
In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and ASC 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.
During the pendency of the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals which remain pending. The asset was classified as held for sale in the Consolidated Balance Sheet at December 31, 2016. At December 31, 2017, the sale of this asset was subject to Bankruptcy Court approval, and consequently, the asset no longer met the definition of held for sale and was classified on the Consolidated Balance Sheet as Property and Equipment, net. As a result of the Company's emergence from Chapter 11, as of June 30, 2018, the asset again met the criteria to be classified as held for sale.

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the Period from June 4, 2018 through June 30, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor) and the Six Months Ended June 30, 2017 (Predecessor):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,	Six Months Ended June 30,
	2018	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$5,878	$—	$62,609
Income taxes paid	2,847	1,992	2,790
Supplemental disclosures of non-cash flow information:
Trade revenue	$3,297	$18,973	$20,253
Trade expense	3,246	17,964	19,485
Transfer of deposit from escrow - WKQX acquisition	4,750	—	—
Supplemental disclosures of non-cash reorganization items:
Accounts receivable		$(11)
Prepaid expenses and other current assets	—	21,077	—
Property and equipment	—	(121,732)	—
Other intangible assets, goodwill and other assets	—	283,217	—
Accounts payable, accrued expenses and other liabilities	—	(36,415)	—
Long-term debt		(994,407)
Stockholders' equity	—	324,620	—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$37,444	$50,046	$141,195
Restricted cash	29,226	38,305	7,822
Total cash and cash equivalents and restricted cash	$66,670	$88,351	$149,017

Recent Accounting Standards Updates

ASU 2016-02 - Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either finance or operating, thereby impacting the pattern of expense recognition in the statement of operations. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements and plans to adopt the new standard effective January 1, 2019.

Adoption of New Accounting Standards
ASU 2014-09 and related updates - Revenue from Contracts with Customers ("ASU 2014-09") or ("ASC 606"). On January 1, 2018, the Company adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported under the previous accounting standards. There was not a material impact to revenues as a result of the recognition of revenue in accordance with ASC 606 for the three and six months ended June 30, 2018, and there have not been significant changes to the Company's business processes, systems, or internal controls as a result of implementing the standard. See Note 4, "Revenues" for further details.

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

2. Emergence from Chapter 11
On May 10, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, the Plan became effective and the Debtors emerged from Chapter 11.
Plan of Reorganization
A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of certain claims is subject to the uncertain outcome of any litigation, negotiations and bankruptcy court decisions for a period of time after a plan of reorganization is confirmed.

Cancellation of Certain Prepetition Obligations
In connection with the effectiveness of and pursuant to the terms of the Plan, on the Effective Date, the obligations of Old Cumulus and its subsidiaries under the following agreements were satisfied and discharged:

•
Amended and Restated Credit Agreement, dated as of December 23, 2013, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., as borrower, certain lenders, JPMorgan Chase Bank, N.A., as lender and Administrative Agent, Royal Bank of Canada and Macquarie Capital (USA) Inc., as co-syndication agents, and Credit Suisse AG, Cayman Islands Branch, Fifth Third Bank, Goldman Sachs Bank USA and ING Capital LLC, as co-documentation agents (“the Canceled Credit Agreement”), pursuant to which Old Cumulus had outstanding term loans in the amount of $1.7 billion (the “Predecessor Term Loan”);

•
Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, as supplemented (“7.75% Senior Notes”), pursuant to which Old Cumulus had outstanding senior notes with a face value of $610.0 million; and

•	Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

    Additional Matters Contemplated by the Plan

•
In accordance with the Plan, on the Effective Date each share of Old Cumulus’s Class A common stock, par value $0.01 per share (the “old Class A common stock”), Class B common stock, par value $0.01 per share (the “old Class B common stock”), and Class C common stock, par value $0.01 per share (the "old Class C common stock" and together with the old Class A common stock and the old Class B common stock, the “old common stock”) outstanding immediately prior to the Effective Date, including all stock options, warrants or other rights, including rights issued under the Rights Agreement, to purchase such old common stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect. Furthermore, all of Old Cumulus’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect;

•
On the Effective Date, the Company’s certificate of incorporation was amended and restated to authorize the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0000001 per share (“new Class A common stock”),100,000,000 shares of Class B common stock, par value $0.0000001 per share (“new Class B common stock” and, together with the new Class A common stock, the “new common stock”) and 100,000,000 shares of preferred stock (see Note 11, “Stockholders’ Equity”);

•	On the Effective Date, the Company issued 11,052,211 shares of new Class A common stock and 5,218,209 shares of new Class B common stock;

•	On the Effective Date, the Company issued 3,016,853 Series 1 warrants to purchase shares of new common stock;

•
After the Effective Date, the Company also issued or will issue 712,736 Series 2 warrants (the “Series 2 warrants” and, together with the Series 1 warrants, the “Warrants”) to purchase shares of new common stock;

•
The Company entered into a $1.3 billion credit agreement (the “Credit Agreement” or “Term Loan”) with Wilmington Trust, N.A., as administrative agent (the “Agent”) and the lenders named therein (see Note 8, “Long-Term Debt”);

•
The holders of claims with respect to the Predecessor Term Loan received the following in full and complete satisfaction of their respective claims thereunder: (i) a pro rata share of the Term Loan and (ii) a pro rata share of 83.5% of the new common stock and warrants issued, subject to dilution by certain issuances under the Long-Term Incentive Plan (the “Incentive Plan”) (see Note 11, “Stockholders’ Equity”);

•
The holders of unsecured claims against Old Cumulus including claims arising from the 7.75% Senior Notes received, in the aggregate, 16.5% of the new common stock and warrants issued, subject to dilution by certain issuances under the Incentive Plan;

•
The Company’s board of directors was reconstituted to consist of the Company’s President and Chief Executive Officer and six independent directors selected by the holders of the Predecessor Term Loan; and

•	Intercompany Claims and Interests (as defined in the Plan) were canceled without any distribution on account of such Intercompany Claims and Interests.
The foregoing description of certain matters effected pursuant to the Plan, and the transactions related to and contemplated thereunder, is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan.

3. Fresh Start Accounting

In connection with the Company’s emergence from Chapter 11 on the Effective Date, the Company qualified for fresh start accounting under ASC 852 as (i) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters a confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for CUMULUS MEDIA was June 4, 2018. The Company has applied fresh start accounting as of the Effective Date.

Upon the application of fresh start accounting, CUMULUS MEDIA allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations (“ASC 805”). Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements after June 3, 2018 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

Reorganization Value

As set forth in the Plan, the enterprise value of the Successor Company was estimated to be between $1.5 billion and $1.7 billion. Based on the estimates and assumptions discussed below, CUMULUS MEDIA estimated the enterprise value to be $1.675 billion, which was confirmed by the Bankruptcy Court.

Management estimated the enterprise value of the Successor Company utilizing the guideline public company method and discounted cash flow method (“DCF”). The use of each approach provides corroboration for the other approach. To estimate enterprise value utilizing the guideline public company method, management applied valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of CUMULUS MEDIA. The guideline public company analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of CUMULUS MEDIA.

To estimate enterprise value utilizing the discounted cash flow method, management established an estimate of future cash flows for the period 2018 to 2024 with a terminal value and discounted the estimated future cash flows to present value. The expected cash flows for the period 2018 to 2024 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2018 to 2024 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable. A terminal value was included, calculated using the constant growth method, based on the cash flows of the final year of the forecast period.

The Company’s enterprise value represents the fair value of its interest-bearing debt and equity capital, while the reorganization value is derived from the enterprise value by adding back non-interest-bearing liabilities. The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (dollars in thousands):

Enterprise value	$1,675,000
Less: Cash balance difference (1)	(20,000)
Less: Effect of deferred tax liability (2)	(30,000)
Plus: Fair value of non-debt current liabilities	114,573
Plus: Fair value of non-debt long term liabilities	63,921
Reorganization value	$1,803,494

(1) Difference in the estimated cash balance in the reorganization value versus the actual cash on hand as of June 3, 2018.
(2) Difference in the assumed effect of deferred taxes in the reorganization value versus the actual deferred taxes as of June 3, 2018.

Unaudited Condensed Consolidated Balance Sheet

The adjustments set forth in the following unaudited Condensed Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs (dollars in thousands).

	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
Assets
Current assets:
Cash and cash equivalents	$108,480	$(58,434)	(1)	$—		$50,046
Restricted cash	13,720	24,585	(2)	—		38,305
Accounts receivable	215,724	—		—		215,724
Trade receivable	5,221	—		—		5,221
Prepaid expenses and other current assets	49,912	(19,990)	(3)	—		29,922
Total current assets	393,057	(53,839)		—		339,218
Property and equipment, net	193,574	—		121,732	(12)	315,306
Broadcast licenses	1,203,809	—		(285,309)	(13)	918,500
Other intangible assets	75,056	—		137,402	(13)	212,458
Goodwill	135,214	—		(135,214)	(14)	—
Other assets	18,012	—		—		18,012
Total assets	$2,018,722	$(53,839)		$(161,389)		$1,803,494
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$108,448	$6,253	(4)	$(128)	(15)	114,573
Current portion of Term Loan	—	13,000	(5)	—		13,000
Total current liabilities	108,448	19,253		(128)		127,573
Term Loan	—	1,268,983	(5)	18,017	(16)	1,287,000
Other liabilities	2,801	21,312	(6)	13	(17)	24,126
Deferred income taxes	—	50,437	(7)	(10,642)	(18)	39,795
Total non-current liabilities	2,801	1,340,732		7,388		1,350,921
Liabilities subject to compromise	2,647,110	(2,647,110)	(8)	—		—
Total liabilities	2,758,359	(1,287,125)		7,260		1,478,494
Stockholder's (deficit) equity:
Predecessor Class A common stock	320	(320)	(9)	—		—
Predecessor Class C common stock	1	(1)	(9)	—		—
Predecessor treasury stock	(229,310)	229,310	(9)	—		—
Predecessor additional-paid-in-capital	1,626,906	(1,626,906)	(9)	—		—
Successor Class A common stock	—	—		—		—
Successor Class B common stock	—	—		—		—
Successor additional-paid-in-capital	—	325,000	(10)	—		325,000
(Accumulated deficit) retained earnings	(2,137,554)	2,306,203	(11)	(168,649)	(19)	—
Total stockholders' (deficit) equity	(739,637)	1,233,286		(168,649)		325,000
Total liabilities and stockholders’ equity (deficit)	$2,018,722	$(53,839)		$(161,389)		$1,803,494

Reorganization adjustments

1.	Reflects cash payments and the funding of professional fee escrow account from the implementation of the Plan as follows (dollars in thousands):

Payment of professional fees	$3,118
Adequate protection payment	1,326
Payment of contract cure claims	20,341
Funding of professional fee escrow amount	32,517
Other fees and expenses	1,132
Net cash payments	$58,434

2. Reflects net additions to restricted cash giving effect to the funding of professional fee escrow account for professional fees accrued and the payment of restructuring fees (dollars in thousands):

Funding of professional fee escrow account	$32,517
Payment of restructuring fees	(7,932)
Net changes to restricted cash	$24,585

3.
Reflects the reclassification of $17.8 million debt issuance costs from prepaid expense to offset the Term Loan as well as the write-off of $2.2 million of certain assets which do not benefit the Successor Company.

4.	Represents the reinstatement of certain accounts payable and accrued expenses that were previously classified as Liabilities subject to compromise as well as accrued state income taxes.

5.	Represents the current and non-current portion, net of debt issuance costs of $18.0 million, of the Term Loan.

6.	Represents the reinstatement of tax liabilities, lease liabilities and long-term deposits from Liabilities subject to compromise.

7.	Represents the partial reinstatement of the deferred tax liability of $50.4 million of the original $237.2 million that was included in Liabilities subject to compromise.

8.	Liabilities subject to compromise immediately prior to the Effective Date consisted of the following (dollars in thousands):

Accounts payable and accrued expenses	$66,515
Other liabilities	21,364
Deferred tax liability	237,247
Accounts payable, accrued expenses and other liabilities	325,126
Predecessor Term Loan	1,684,407
7.75% Senior Notes	610,000
Accrued interest	27,577
Long-term debt and accrued interest	2,321,984
Total Liabilities subject to compromise	$2,647,110

Liabilities subject to compromise have been, or will be settled as follows in accordance with the Plan (dollars in thousands):

Liabilities subject to compromise		$2,647,110
Cash payments at the Effective Date		(33,657)
Liabilities reinstated at the Effective Date:
Accounts payable	(3,215)
Other liabilities	(21,160)
Deferred tax liability	(50,437)
Total liabilities reinstated at the Effective Date		(74,812)
Adjustment for deferred tax liability impact		(186,810)
Fair value of common stock issued to Predecessor Term Loan holders, 7.75% Senior Notes holders and unsecured creditors		(264,394)
Fair value of warrants issued to Predecessor Term Loan holders, 7.75% Senior Notes holders and unsecured creditors		(60,606)
Fair value of Term Loan provided by Predecessor Term Loan holders		(1,300,000)
Gain on settlement of Liabilities subject to compromise		$726,831

Refer to Note 11, “Stockholders’ Equity” for the determination of fair value of equity issued to unsecured creditors.

9.
Pursuant to the Plan, all equity interests of the Predecessor that were issuable or issued and outstanding immediately prior to the Effective Date were cancelled. The elimination of the carrying value of the canceled equity interests was recorded as an offset to retained earnings (accumulated deficit).

10.	In settlement of the Predecessor Term Loan, 7.75% Senior Notes, and other general unsecured claims, the Company issued new common stock and Successor warrants.

11.	Adjustment made to accumulated deficit consisted of the following (dollars in thousands):

Cancellation of Predecessor equity	$1,397,917
Gain on settlement of Liabilities subject to compromise	726,831
Income tax benefit	184,005
Other items	(2,550)
Total adjustment to retained earnings	$2,306,203

Fresh Start adjustments

12.
Reflects the increase in net book value of property and equipment to the estimated fair value as of the Effective Date. The following table summarizes the components of property and equipment, net as of June 4, 2018, and the fair value as of the Effective Date (dollars in thousands):

	Estimated Useful Life	Successor Company	Predecessor Company
Land	N/A	$159,464	$86,287
Broadcasting and other equipment	3 to 30 years	58,369	248,607
Computer and capitalized software costs	1 to 3 years	11,791	34,924
Furniture and fixtures	5 years	4,432	15,571
Leasehold improvements	5 years	24,089	46,471
Buildings	9 to 20 years	26,964	51,994
Construction in progress	N/A	30,197	30,197
		315,306	514,051
Less: accumulated depreciation		—	(320,477)
Property and equipment, net		$315,306	$193,574

To estimate the fair value of personal property such as broadcasting and other equipment, the Company utilized a combination of the cost approach and market approach. The Company recognized the contributory value associated with the necessary installation, engineering, and set-up costs related to the installed component of equipment by using the cost approach. The market approach was used for assets where a viable, transparent secondary market existed, such as motor vehicle assets.

To estimate the fair value of real property, the Company considered the cost approach and sales comparison approach. Buildings were primarily valued using the cost approach, under which the Company developed a replacement cost new for the improvements and applied deductions for physical depreciation based on the age of the assets. Land was valued under the sales comparison approach, whereby the Company researched transactions involving comparable parcels to provide an indication of the fair value of the various subject parcels.

13.	The Company recorded an adjustment to intangible assets of $147.9 million as follows (dollars in thousands):

	Successor Company	Predecessor Company	Difference
Broadcast licenses	$918,500	$1,203,809	$(285,309)
Other intangible assets	212,458	75,056	137,402
	$1,130,958	$1,278,865	$(147,907)

The fair values of broadcasting licenses and other intangible assets were determined as follows:

a.
Broadcast licenses ($918.5 million as of June 4, 2018): The fair value of broadcast licenses was determined using the Greenfield approach, a derivation of the income approach that isolates the income that is properly attributable to the license alone. It is based upon modeling a hypothetical “Greenfield” build-up to a normalized enterprise that, by design, lacks inherent goodwill and has other assets that have essentially been paid for or added as part of the build-up process.

b.	Other intangible assets ($212.5 million as of June 4, 2018):

i.
Broadcasting, affiliate and producer relationships ($162.0 million as of June 4, 2018): The customer relationship intangibles including broadcasting and affiliate and producer relationships were valued utilizing the excess earning method, a derivation of the income approach that considers cash flows related to the customers after accounting for a fair return to the other supporting assets of the business.

ii.
Trademarks and trade names ($21.2 million as of June 4, 2018): In estimating the fair value of trademarks and trade names, management used the relief from royalty method, a derivation of the income approach, for analyzing the trade names.

iii.	Tower income contracts ($15.1 million as of June 4, 2018): The fair value of these were determined utilizing a discounted cash flow analysis.

iv.
Advertiser backlog ($12.0 million as of June 4, 2018): The fair value of advertiser backlog was analyzed using the multi-period excess earning method. Estimated duration of advertiser backlog as of the Effective Date was used as a point of recognition for net sales attributable to that backlog.

v.
Leasehold intangible asset, net ($2.2 million as of June 4, 2018): The fair value of leasehold interests was determined utilizing a discounted cash flow analysis, wherein leases for real property were assessed for favorable or unfavorable contract rental rates.

14.	Reflects the elimination of the Predecessor goodwill balance of $135.2 million.

15.	Reflects the elimination of the carrying value of short-term deferred rent to adjust accounts payable and accrued expenses to estimated fair value.

16.
Represents the fair value adjustment of the Term Loan including the elimination of debt issuance costs of $18.0 million incurred prior to and upon emergence from bankruptcy. The fair value of debt is comprised of $13.0 million of short-term debt and $1,287.0 million of long-term debt. The fair value of the Term Loan was determined based on a market approach utilizing market yields and was estimated to be 100% of par value.

17.
Represents the increase of a liability related to a failed sale leaseback transaction and elimination of the carrying value of long-term deferred rent in accordance with fresh start reporting to adjust net book value to estimated fair value.

18.	Reflects the impact of fresh start adjustments on deferred taxes.

19.	Reflects the cumulative impact of the fresh start accounting adjustments discussed above on accumulated deficit as follows (dollars in thousands):

Property and equipment fair value adjustment	$121,732
Intangible assets fair value adjustment	(147,907)
Goodwill adjustment	(135,214)
Term Loan fair value adjustment	(18,017)
Other assets and liabilities fair value adjustments	115
Net loss on fresh start adjustments	$(179,291)
Tax impact on fresh start adjustments	10,642
Net impact on retained earnings	$(168,649)

Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Condensed Consolidated Statement of Operations as follows (dollars in thousands):

	Predecessor Company
	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017	Period from January 1, 2018 through June 3, 2018
Gain on settlement of Liabilities subject to compromise (a)	$726,831	$—	$726,831
Fresh start adjustments (b)	(179,291)	—	(179,291)
Professional fees (c)	(29,560)	—	(54,386)
Non-cash claims adjustments (d)	(15,364)	—	(15,364)
Rejected executory contracts (e)	(2,936)	—	(5,976)
Other (f)	(3,312)	—	(5,613)
Reorganization items, net	$496,368	$—	$466,201

(a) Liabilities subject to compromise have been, or will be settled in accordance with the Plan.
(b) Revaluation of certain assets and liabilities upon the adoption of fresh start accounting.
(c) Legal, financial advisory and other professional costs directly associated with the reorganization process.
(d) The carrying value of certain claims were adjusted to the estimated value of the claim that will be allowed by the Bankruptcy Court.
(e) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.
(f) Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process and the write-off of Predecessor director and officer insurance policies.

4. Revenues

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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$67,958	$134,477	$207,778
Non-advertising revenues (tower rental and other)	399	616	818
Total Cumulus Radio Station Group revenue	$68,357	$135,093	$208,596

Westwood One
Advertising revenues (broadcast, digital and trade)	$24,986	$52,684	$76,617
Non-advertising revenues (license fees and other)	1,370	2,240	4,617
Total Westwood One revenue	$26,356	$54,924	$81,234

Other (1)	$291	$228	$701
Total Revenue	$95,004	$190,245	$290,531

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, NTR and trade)	$67,958	$301,804	$380,502
Non-advertising revenues (tower rental and other)	399	1,513	1,695
Total Cumulus Radio Station Group revenue	$68,357	$303,317	$382,197

Westwood One
Advertising revenues (broadcast, digital and trade)	$24,986	$143,215	$162,262
Non-advertising revenues (license fees and other)	1,370	6,500	8,828
Total Westwood One revenue	$26,356	$149,715	$171,090

Other (1)	$291	$892	$1,274
Total Revenue	$95,004	$453,924	$554,561

(1)	Other is comprised of revenue from certain digital commerce and broadcast software sales and services.

Advertising Revenues

Substantially all of the Company’s revenues are from advertising, primarily generated through the sale of broadcast radio advertising time, sale of advertising and promotional opportunities across digital audio networks to local, regional, and national advertisers and remote/event revenue. The Company considers each advertising element a separate contract, and thus a separate performance obligation, as a result of both the customer’s and the Cumulus Radio Station Group or Westwood One’s respective ability to stop transferring promised goods or services during the contract term without notice or penalty. Thus, revenue associated with these contracts is recognized at the time advertising or other services, for example hosting an event, is delivered.
In assessing performance obligations at the Radio Station Group, each advertisement, banner, etc. is considered to be a separate contract and thus a separate performance obligation. In assessing performance obligations at Westwood One, each element of a campaign is considered to be a separate contract and thus a separate performance obligation.
    The Company’s payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. There are no further obligations for returns, refunds or similar obligations related to the contracts. The Company records deferred revenues when cash payments are received in advance of performance, including amounts which are refundable.

Non-Advertising Revenues
Non-advertising revenue does not constitute a material portion of the Company’s revenue and primarily consists of licensing content and tower rental agreements, and to a lesser degree, sublease income, and satellite rental income. Rental agreements typically range from one to five years with renewal clauses. Such agreements typically contain a stated recurring monthly amount due, which is recognized upon delivery of services or passage of time. These agreements contain a single performance obligation.
Trade and Barter Transactions
The Company provides advertising time in exchange for goods or services such as products, supplies, or services. Trade revenue totaled $3.3 million, $7.7 million and $19.0 million for the period from June 4, 2018 through June 30, 2018, April 1, 2018 through June 3, 2018 and for the period from January 1, 2018 through June 3, 2018. Trade revenue of approximately $8.9 million and $20.3 million was recognized for the three and six month periods ended June 30, 2017, respectively.

Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company’s airwaves, for commercial inventory, usually in the form of commercial placements inside of the show exchanged. The revenue is recognized as the commercial spots are aired, in the same pattern as the Company’s normal cash spot revenue is recognized. Trade and barter value is based upon management’s estimate of the fair value of the products, supplies or services received.
Variable Consideration
Certain customers may receive cash-based incentives or credits, which are accounted for as variable consideration. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenue recognized accordingly. The Company has not had, nor does it believe that there will be, significant changes to its estimates of variable consideration. In addition, variable consideration has not historically been material to the Company’s financial statements.
Customer Options that Provide a Material Right
ASC 606 requires the allocation of a portion of a transaction price of a contract to additional goods or services transferred to a customer that are considered to be a separate performance obligation and provide a material right to the customer.
To satisfy the requirement of accounting for the material right, the Company considers both the transaction price associated with each spot as well as the timing of revenue recognition for the spots. Campaigns often include bonus spots, which are radio advertising spots, free of charge, explicitly within the contract terms or implicitly agreed upon with the customer consistent with industry standard practices. The Company typically runs these bonus spots related to a particular campaign concurrently with the paid spots from the same campaign. As the delivery and revenue recognition for both paid and bonus spots generally occur within the same period, the time of delivery and recognition of revenue is insignificant.

Principal versus Agent Considerations
In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions solely as an agent or sales representative, the Company’s effective commission is presented as revenue on a net basis with no corresponding operating expenses.
The Company evaluated all revenue streams and contracts to which principal versus agent considerations applied. Using guidance from ASC 606, the Company determined that broadcast advertising revenue at both the Cumulus Radio Station Group and Westwood One should be recorded net of agency commissions and should be recognized when the programs and commercial announcements are broadcast.
Additionally, Westwood One maintains revenue sharing agreements and inventory representation agreements with various radio companies. For all revenue sharing and inventory representation agreements, the Company performs an analysis in accordance with ASC 606 to determine if the amounts should be recorded on a gross or net basis. Consistent with the prior revenue recognition guidance, Westwood One continues to record all revenue sharing agreements on a gross basis with the shared revenue amount recorded within Content costs in the Consolidated Statements of Operations and inventory representation agreements on a net basis.
Practical Expedients
The Company applied the completed contract practical expedient guidance under ASC 606 to contracts that were not considered completed as of January 1, 2018.

The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover.
For contracts with a client whose customer life covers a year or less, companies may use a practical expedient that allows the option to expense commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, the amortization period assessed by management was the contract life. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Sales, General and Administrative expense. The Company does not apply the practical expedient option to new local direct contracts, as the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of June 30, 2018, the Company recorded an asset of approximately $3.5 million related to the unamortized portion of commission expense on new local direct revenue. Under ASC 605, commission expense on new local direct revenue would have been expensed as incurred.
Under certain practical expedients elected, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for reporting periods presented before January 1, 2018.

Results for reporting periods beginning after January 1, 2018 are presented under the amended accounting guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting guidance.

The Company has elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which the Company believes will produce revenue beyond one year. From these contracts, the Company estimates it will recognize approximately $6.2 million of revenue in 2019.

5. Restricted Cash
As of June 30, 2018 and December 31, 2017, the Condensed Consolidated Balance Sheets included approximately $29.2 million and $9.0 million, respectively, in restricted cash. Restricted cash is used primarily for collateralizing standby letters of credit for certain leases and insurance policies, securing certain transactions as dictated by the financial institutions used by the Company and reserving for professional fees related to the Company’s Chapter 11 Cases.

6. Property and Equipment, net

		Successor Company	Predecessor Company
(dollars in thousands)	Estimated Useful Life	As of June 30, 2018	As of December 31, 2017
Land	N/A	$79,464	$86,308
Broadcasting and other equipment	3 to 30 years	59,815	240,740
Computer and capitalized software costs	1 to 3 years	11,914	29,793
Furniture and fixtures	5 years	4,474	15,278
Leasehold improvements	5 years	24,144	42,504
Buildings	9 to 20 years	27,189	51,549
Construction in progress	N/A	30,214	32,463
		237,214	498,635
Less: accumulated depreciation		(1,687)	(307,031)
Property and equipment, net		$235,527	$191,604

In connection with the application of fresh start accounting on June 3, 2018, the Company recorded fair value adjustments disclosed in Note 3, “Fresh Start Accounting.” Accumulated depreciation was therefore eliminated as of that date.

The table presented above does not reflect certain land in the Company's Washington, DC market which has been classified as held for sale in the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2018 as disclosed in Note 1, "Nature of Business, Interim Financial Data and Basis of Presentation".

7. Intangible Assets and Goodwill

The carrying value of goodwill by reportable segments is as follows (dollars in thousands):

	Cumulus Radio Station Group	Westwood One	Consolidated
Balance as of January 1, 2018 (Predecessor Company)
Goodwill	$1,278,526	$304,280	$1,582,806
Accumulated impairment losses	(1,278,526)	(169,066)	(1,447,592)
Balance as of January 1, 2018 (Predecessor Company)	$—	$135,214	$135,214
Balance as of June 3, 2018 (Predecessor Company)
Goodwill	$1,278,526	$304,280	$1,582,806
Accumulated impairment losses	(1,278,526)	(169,066)	(1,447,592)
Balance as of June 3, 2018 (Predecessor Company)	$—	$135,214	$135,214
Impact of fresh start accounting	—	(135,214)	(135,214)
Balance as of June 4, 2018 (Successor Company)	$—	$—	$—

Prior to the application of fresh start accounting, goodwill represented the excess of the amount paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company eliminated goodwill upon application of fresh start accounting (see Note 3, “Fresh Start Accounting”).

Intangible Assets
In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by valuation specialists. The Company’s intangible assets are as follows (dollars in thousands):

Intangible Assets:	FCC Licenses	Definite-Lived	Total

Balance as of January 1, 2018 (Predecessor Company)	$1,203,809	$82,994	$1,286,803
Dispositions	—	—	—
Amortization	—	(7,938)	(7,938)
Balance as of June 3, 2018 (Predecessor Company)	$1,203,809	$75,056	$1,278,865
Impact of fresh start accounting	(285,309)	137,402	(147,907)
Balance as of June 4, 2018 (Successor Company)	$918,500	$212,458	$1,130,958
Amortization	—	(2,693)	(2,693)
Acquisitions	17,476	—	17,476
Balance as of June 30, 2018 (Successor Company)	$935,976	$209,765	$1,145,741

As part of fresh start accounting, the Company removed existing intangibles and accumulated amortization and recorded an adjustment of $147.9 million to reflect the fair value of intangibles. (See Note 3, “Fresh Start Accounting").

The Company performs impairment testing of its Federal Communications Commission (“FCC”) licenses and goodwill annually as of December 31 of each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the period ended June 30, 2018, nor did the Company have goodwill as of the period ended June 30, 2018.

8. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017
Predecessor Term Loan	$—	$1,722,209
7.75% Senior Notes:	—	610,000
Long-term debt, net subject to compromise	$—	$2,332,209
Less: Amounts reclassified to Liabilities subject to compromise	—	(2,332,209)
Term Loan	$1,300,000	$—
Less: Current portion	13,000	—
Long-term debt, net	$1,287,000	$—

In connection with the filing of the Bankruptcy Petitions, all amounts outstanding under the Predecessor Term Loan and the 7.75% Senior Notes had been reclassified to Liabilities subject to compromise in the Condensed Consolidated Balance Sheet as of December 31, 2017.
Credit Agreement

On the Effective Date, Cumulus Media New Holdings Inc., a Delaware corporation (“Holdings”) and an indirectly wholly-owned subsidiary of the Company, and certain of the Company’s other subsidiaries, entered into the Credit Agreement with the holders of claims with respect to the Predecessor Term Loan under the Canceled Credit Agreement, as term loan lenders. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $1.3 billion senior secured Term Loan.

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%, or (ii) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At June 30, 2018, the Term Loan bore interest at 6.6% per annum.

Amounts outstanding under the Term Loan amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan with the balance payable on the maturity date. The maturity date of the Term Loan is May 15, 2022.

The Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in Credit Agreement). Upon the occurrence of an event of default, the Agent may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan and exercise any of its rights as a secured party under the Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan will automatically accelerate.

The Credit Agreement does not contain any financial maintenance covenants. The Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility providing commitments of up to $50.0 million, subject to certain conditions. For additional information see Note 16, “Subsequent Event."

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty (except that any prepayment during the period of six months following the closing of the Credit Agreement would require a premium equal to 1.00% of the prepaid principal amount). The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement).

Amounts outstanding under the Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Credit Agreement (the “Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Guarantors.

For additional information on our liquidity considerations, see "Emergence from Chapter 11; Liquidity and Going Concern Considerations" in Management's Discussion and Analysis.
Canceled Credit Agreement
The Canceled Credit Agreement consisted of a term loan with a stated maturity date in December 2020. At December 31, 2017, there was $1.7 billion outstanding under the Predecessor Term Loan.

Amounts outstanding under the Predecessor Term Loan amortized at a rate of 1.0% per annum of the original principal amount of the Predecessor Term Loan, payable quarterly, with the balance payable on the maturity date. Borrowings under the Predecessor Term Loan bore interest based on the Base Rate (as defined below) or LIBOR, plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0%. Base Rate-based borrowings were subject to a Base Rate floor of 2.0%. Base Rate was defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%.

As a result of the filing of the Bankruptcy Petitions, Old Cumulus was required to make adequate protection payments on the Predecessor Term Loan. The amounts of these payments were calculated under the same terms as the interest and at the rates described above. During the pendency of Bankruptcy Petitions, ASC 852 required Old Cumulus to recognize the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. As a result, Old Cumulus applied adequate protection payments of approximately $37.8 million to the principal balance of the Predecessor Term Loan for the period from January 1, 2018 through June 3, 2018, which in turn, caused interest expense to be lower by approximately $37.1 million than it would have been absent the filing of the Bankruptcy Petitions.

On the Effective Date, the Predecessor Term Loan was canceled and all liabilities thereunder were discharged.

7.75% Senior Notes

On May 13, 2011, Old Cumulus issued the 7.75% Senior Notes. On September 16, 2011, Old Cumulus and one of its subsidiaries entered into a supplemental indenture with the trustee under the indenture governing the 7.75% Senior Notes which provided for, among other things, the (i) assumption by such subsidiary of all obligations of Old Cumulus related to the 7.75% Senior Notes; (ii) substitution of that subsidiary for Old Cumulus as issuer; (iii) release of Old Cumulus from all obligations as original issuer; and (iv) guarantee by Old Cumulus of all of the subsidiary issuer's obligations, in each case under the indenture and the 7.75% Senior Notes.
Interest on the 7.75% Senior Notes was payable on each May 1 and November 1 of each year. The 7.75% Senior Notes were scheduled to mature on May 1, 2019. While under bankruptcy protection, Old Cumulus did not make interest payments or recognize interest expense on the 7.75% Senior Notes. As a result, Old Cumulus's interest expense for the period from January 1, 2018 through June 3, 2018, was approximately $22.1 million lower than it would have been absent the filing of the voluntary petitions for reorganization.
On the Effective Date, the 7.75% Senior Notes were canceled and all liabilities thereunder were discharged.

9. Fair Value Measurements

The following table shows the gross amount and fair value of the Term Loan, the Predecessor Term Loan and 7.75% Senior Notes (dollars in thousands):

	Successor Company	Predecessor Company
	June 30, 2018	December 31, 2017
Term Loan:
Gross value	$1,300,000	$—
Fair value - Level 2	$1,300,000	$—
Predecessor Term Loan:
Gross value	$—	$1,722,209
Fair value - Level 2	$—	$1,481,100
7.75% Senior Notes:
Gross value	$—	$610,000
Fair value - Level 2	$—	$105,988
As of June 30, 2018, the Company compared the implied credit spread from an assumed par issuance price to market data to calculate the fair value of the Term Loan.
As of December 31, 2017, Old Cumulus used the closing trading prices from a third party of 86.0% to calculate the fair value of the Predecessor Term Loan and 17.4% to calculate the fair value of the 7.75% Senior Notes.

10. Income Taxes

The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Successor Company	Predecessor Company		Predecessor Company
(in thousands, except percentages)	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
Income (loss) before income taxes	$7,586	$524,416	$12,906	$519,297	$(515)
Effective tax rate	34.4%	(33.7)%	56.1%	(34.1)%	(234.6)%
Provision (benefit) for income taxes	$2,606	$(176,741)	$7,234	$(176,859)	$1,208
Provision (benefit) for income taxes at 21% or 35%	$1,593	$110,127	$4,517	$109,052	$(180)
Difference between tax at effective versus statutory rate	$1,013	$(286,868)	$2,717	$(285,911)	$1,388

The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period from January 1, 2018 to June 3, 2018 and the period from April 1, 2018 to June 3, 2018 relates to the income tax exclusion of cancellation of indebtedness income ("CODI") arising from the effectiveness of the Plan, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses and changes to the valuation allowance.

Under the Plan, a substantial portion of the Predecessor Company’s prepetition debt securities and other obligations were extinguished and the Company recognized CODI. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized by the debtor company as a result of the consummation of a plan of reorganization. Substantially all of the Company’s tax attributes are expected to be reduced when the statutory reduction occurs on the first day of the Company’s tax year subsequent to the date of emergence which is expected to be January 1, 2019.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382, with the limitation based on the value of the corporation as of the emergence date. The ownership changes and resulting annual limitation may result in the expiration of net operating losses or other tax attributes otherwise available, with a corresponding decrease in the Company’s valuation allowance.

In conjunction with the Plan, the Company implemented a series of internal reorganization transactions through which it transferred the assets of Old Cumulus to an indirectly wholly-owned subsidiary of the reorganized Cumulus Media Inc. (see Note 1, “Nature of Business, Interim Financial Data and Basis of Presentation”). The transfer of assets for income tax purposes results in a taxable sale of assets and stock, whereby the Company receives a step up in the tax basis of a significant portion of the underlying assets transferred, resulting in a future tax benefit.

The application of fresh start accounting on June 4, 2018 resulted in the re-measurement of deferred income taxes associated with the revaluation of the Company’s assets and liabilities (see Note 3, “Fresh Start Accounting”). As a result, net deferred income tax liabilities decreased $10.6 million. The Company continues to consider whether its deferred income tax assets are more likely than not to be realized based on its ability to generate sufficient taxable income in future years. At this time, the Company has determined that any tax attribute carryovers in existence prior to the date of reorganization or generated as a result of the reorganization are not more likely than not to be realized, as a result of attribute reductions, statutory limitations on utilization, and lack of future income at Old Cumulus.

The difference between the Company’s effective tax rate and the statutory rate of 21% for the Successor Company period June 4, 2018 through June 30, 2018 is attributable to statutory state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.

The difference between the 56.1% effective tax rate and the federal statutory rate of 35.0% for the Predecessor Company for the three months ended June 30, 2017 primarily relates to statutory state and local income taxes and the tax effect of certain statutory non-deductible items.

The primary driver of the income tax expense for the Predecessor Company six months ended June 30, 2017 was the tax effect of certain stock option terminations and forfeitures resulting from the adoption of the 2017 incentive plan.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as a reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes (“ASC 740”). As of June 30, 2018, the Company continues to maintain a full valuation allowance on loss carryforwards for which the Company does not believe it will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment about future profitability as well as the assessment of the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

11. Stockholders' Equity
Successor Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (the “Charter”), the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.

Each share of new Class A common stock is entitled to one vote per share on each matter submitted to a vote of the Company’s stockholders. Except as provided below and as otherwise required by the Charter, the Company’s bylaws or by applicable law, the holders of new Class A common stock shall vote together as one class on all matters submitted to a vote of stockholders generally (or if any holders of shares of preferred stock are entitled to vote together with the holders of common stock, as a single class with such holders of shares of preferred stock).
Holders of new Class B common stock are generally not entitled to vote such shares on matters submitted to a vote of the Company’s stockholders. Notwithstanding the foregoing, holders of new Class B common stock are entitled to one vote per share of new Class B common stock, voting as a separate class, on any proposed amendment or modification of any specific rights or obligations that affect holders of new Class B common stock and that do not similarly affect the rights or obligations of the holders of new Class A common stock. In addition, holders of new Class B common stock are entitled to one vote per share of new Class B common stock, voting together with the holders of new Class A common stock, on each of the following matters, if and only if any such matter is submitted to a vote of the stockholders (provided that the Company may take action on any of the following without a vote of the stockholders to the extent permitted by law):

a)	the retention or dismissal of outside auditors by the Company;

b)	any dividends or distributions to the stockholders of the Company;

c)	any material sale of assets, recapitalization, merger, business combination, consolidation, exchange of stock or other similar reorganization involving the Company or any of its subsidiaries;

d)	the adoption of any new or amended charter;

e)
other than in connection with any management equity or similar plan adopted by the Board, any authorization or issuance of equity interests, or any security or instrument convertible into or exchangeable for equity interests, in the Company or any of its subsidiaries; and

f)	the liquidation of the Company or any of its subsidiaries.
The Charter and bylaws do not provide for cumulative voting. The holders of a plurality of the shares of new common stock entitled to vote and present in person or represented by proxy at any meeting at which a quorum is present called for the purpose of electing directors will be entitled to elect the directors of the Company. The holders of a majority of the shares of new common stock issued and outstanding and entitled to vote, and present in person or represented by proxy, will constitute a quorum for the transaction of business at all meetings of the stockholders.
Subject to the preferences applicable to any preferred stock outstanding at any time, if any, the holders of shares of new common stock shall be entitled to receive such dividends and other distributions in cash, property or shares of stock as may be declared thereon by the Board from time to time out of the assets or funds legally available; except that in the case of dividends or other distributions payable on the new Class A common stock or new Class B common stock in shares of such stock, including distributions pursuant to stock splits or dividends, only new Class A common stock will be distributed with respect to new Class A common stock and only new Class B common stock will be distributed with respect to new Class B common stock. In no event will any of the new Class A common stock or new Class B common stock be split, divided or combined unless each other class is proportionately split, divided or combined.
As of the date hereof, no shares of preferred stock are outstanding. The Charter provides that the Board may, by resolution, establish one or more classes or series of preferred stock having the number of shares and relative voting rights, designations and other rights, preferences, and limitations as may be fixed by them without further stockholder approval. The holders of any such preferred stock may be entitled to preferences over holders of common stock with respect to dividends, or upon a liquidation, dissolution, or the Company’s winding up, in such amounts as are established by the resolutions of the Board approving the issuance of such shares.
The new Class B common stock is convertible at any time, or from time to time, at the option of the holders (provided that the prior consent of any governmental authority required to make such conversion lawful shall have been obtained and a determination by the Company has been made that the applicable holder does not have an attributable interest in another entity that would cause the Company to violate applicable law) into new Class A common stock on a share-for-share basis.
No holder of new common stock has any preemptive right to subscribe for any shares of the Company’s capital stock issuable in the future.
If the Company is liquidated (either partially or completely), dissolved or wound up, whether voluntarily or involuntarily, the holders of new common stock shall be entitled to share ratably in the Company’s net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock.

In connection with the Company’s emergence from Chapter 11 and in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 1145 of the Bankruptcy Code, the Company issued a total of 11,052,211 shares of new Class A common stock, 5,218,209 shares of new Class B common stock, 3,016,853 Series 1 warrants and issued or will issue 712,736 Series 2 warrants to holders of certain claims against the Predecessor Company. The holders of claims with respect to the Predecessor Term Loan received 83.5% of the new common stock and warrants issued. The holders of unsecured claims, including claims arising from the 7.75% Senior Notes, received, in the aggregate, 16.5% of the new common stock and warrants issued. During the period from June 4, 2018 to June 30, 2018, certain holders of new Class B common stock elected to exchange 1,344,184 shares of new Class B common stock for an equal number of shares of new Class A common stock.
As of June 30, 2018, the Successor Company had 16,305,384 aggregate issued and outstanding shares of new common stock consisting of:
(i) 12,396,395 shares designated as Class A common stock;
(ii) 3,908,989 shares designated as Class B common stock
Successor Stock Purchase Warrants
On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Predecessor Company and (ii) issued or will issue 712,736 Series 2 warrants to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. The Warrants expire on June 4, 2038.
The number of shares of new common stock for which a Warrant is exercisable is subject to adjustment from time to time upon the occurrence of specified events, including: (1) the subdivision or combination of the new common stock into a greater or lesser number of shares (2) upon a reclassification or recapitalization of the Company in which holders of new common stock are entitled to receive cash, stock or securities in exchange for new common stock and (3) a Change of Control (as defined in the Warrant Agreement).
The Communications Act of 1934, as amended (the “Communications Act”) restricts the Company from having more than 25% of its capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. The Company applied for a declaratory ruling from the FCC to increase the level of foreign ownership of the Company greater than that permitted under the Communications Act. Pursuant to the Warrant Agreement, upon receipt of the declaratory ruling from the FCC, the Company is required to exchange new common stock for outstanding Warrants to the extent permitted by the declaratory ruling, subject to proration among the holders of Warrants as set forth therein. If the declaratory ruling will not allow the Company to exchange for new common stock for all of the outstanding Warrants, then, in addition to proration among holders, all remaining Series 2 warrants will be mandatorily exchanged for Series 1 warrants.
Predecessor Common Stock
The Predecessor Company was authorized to issue an aggregate of 268,830,609 shares of stock divided into four classes consisting of:

(i) 93,750,000 shares designated as Class A common stock;
(ii) 75,000,000 shares designated as Class B common stock;
(iii) 80,609 shares designated as Class C common stock, and
(iv) 100,000,000 shares of preferred stock.
In accordance with the Plan, each share of old common stock outstanding prior to the Effective Date, including all options, warrants or other rights, including rights issued under the Rights Agreement, to purchase such old common stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect. Furthermore, all of Old Cumulus’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect.

Predecessor Warrants
2009 Warrants
In June 2009, in connection with the execution of an amendment to Old Cumulus's then-existing credit agreement, the Predecessor Company issued warrants to the lenders thereunder that allowed them to acquire up to 156,250 shares of old Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). None of the 2009 warrants were converted during the period from December 31, 2017 to June 3, 2018, and as of such date there were 40,057 of the 2009 Warrants outstanding. The Predecessor 2009 Warrants were canceled in their entirety as of the Effective Date.
Citadel Warrants
As a component of Old Cumulus’s September 16, 2011 acquisition of Citadel Broadcasting Corporation (the “Citadel Merger”) and the related financing transactions, the Predecessor Company issued warrants to purchase an aggregate of 9.0 million shares of old Class A common stock (the “Citadel Warrants”) under a warrant agreement dated September 16, 2011. The Citadel Warrants were exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share with each Citadel warrant providing the right to purchase one share. As of June 3, 2018, 31,955 Citadel Warrants remained outstanding. The Citadel Warrants were canceled in their entirety as of the Effective Date.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, Old Cumulus issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted, of $34.56 per share (the “Crestview Warrants”). As of June 3, 2018, all 1.0 million Crestview Warrants remained outstanding. The Crestview Warrants were canceled in their entirety as of the Effective Date.

12. Stock-Based Compensation Expense

Successor Share-Based Compensation

Upon adopting ASC 718 for awards with service conditions, the Successor Company made an election to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In addition, the Successor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the resulting fair value could differ. For restricted stock awards the Company utilized the intrinsic value method.

In accordance with the Plan and the approval of the Board, the Incentive Plan became effective as of the Effective Date. The Incentive Plan is intended to, among other things, help attract, motivate and retain key employees and directors and to reward them for making major contributions to the success of the Company. The Incentive Plan permits awards to be made to consultants or to employees, directors, or consultants of an affiliate of the Company.

Unless otherwise determined by the Board, the Board’s compensation committee will administer the Incentive Plan. The Incentive Plan generally provides for the following types of awards:

•	stock options (including incentive options and nonstatutory options);

•	restricted stock;

•	stock appreciation rights;

•	dividend equivalents;

•	other stock-based awards;

•	performance awards; and

•	cash awards.
The aggregate number of shares of new Class A common stock reserved for issuance pursuant to the Incentive Plan is 2,222,223 on a fully diluted basis. Awards can be made under the Incentive Plan for a period of ten years from June 4, 2018, subject to the right of the stockholders and the Board to terminate the Incentive Plan at any time.

On or about the Effective Date and pursuant to the Plan, the Company granted 562,217 restricted stock units (“RSUs”) and 562,217 stock options (“Options”) under the Incentive Plan and the terms of the relevant restricted stock unit agreements (the “Restricted Stock Unit Agreements”) and stock option agreements (the “Option Agreements”), as applicable, to certain employees, including its executive officers (collectively, “Management”), representing an aggregate of 1,124,434 shares of new Class A common stock (collectively, the “Management Emergence Awards”).
Fifty percent (50%) of the RSUs granted to Management vest ratably on each of December 31, 2018, 2019 and 2020, subject to certain performance-based criteria. Of the remaining fifty percent (50%) of the RSUs and one hundred percent (100%) of the Options granted to Management, 30% will vest on each of the first two anniversaries of the Effective Date, and 20% will vest on each of the third and fourth anniversaries of the Effective Date. The vesting of each of the Management Emergence Awards is also subject to, among other things, each such employee’s continued employment with the Company.
If an employee’s employment is terminated by the Company or its subsidiaries without Cause, by the employee for Good Reason (each, as defined in the award agreement) or by reason of death or Disability (as defined in the award agreement), such employee will become vested in an additional tranche of the unvested Management Emergence Awards as if the employee’s employment continued for one (1) additional year following the qualifying termination date; provided, that with respect to the Chief Executive Officer and Chief Financial Officer, (i) an amount equal to 50% of the unvested components of the Management Emergence Awards will accelerate and vest (75% if such termination occurs on or before the first (1st) anniversary of the Effective Date) and (ii) vested Options will remain outstanding until the expiration date of such Option. If an employee’s employment is terminated by the Company or its subsidiaries without Cause or by the employee for Good Reason, in either instance at any time within the three month period immediately preceding, or the twelve month period immediately following, a Change in Control (as defined in the award agreement), such employee will become vested in all unvested Management Emergence Awards.
In addition, on or about the Effective Date and pursuant to the Plan, the Company granted each non-employee director certain RSUs and Options under the Incentive Plan and the terms of the relevant Restricted Stock Unit Agreements and Option Agreements, as applicable, representing an aggregate of 56,721 shares of new Class A common stock (the “Director Emergence Awards”). The RSUs and Options granted to each non-employee director vest in four equal installments on the last day of each calendar quarter, commencing on June 30, 2018. The vesting of each of the Director Emergence Awards is also subject to, among other things, each such non-employee director’s continued role as a director with the Company. Upon a Change in Control, all unvested Director Emergence Awards will fully vest.
The total grants awarded during the period from June 4, 2018 through June 30, 2018 are presented in the table below:

Successor Company
Period from June 4, 2018 through June 30, 2018
Stock option grants	581,124
Restricted stock unit grants	600,031
Total grants in the successor period	1,181,155

The total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations for the period from June 4, 2018 through June 30, 2018 was as follows (in thousands):

Successor Company
Period from June 4, 2018 through June 30, 2018
Stock option grants	$315
Restricted stock unit grants	337
Total expense	$652

Predecessor Share-Based Compensation

Upon adopting ASC 718 for awards with service conditions, the Predecessor Company made an election to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In addition, the Predecessor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the resulting fair value could differ. For restricted stock awards the Company utilized the intrinsic value method.

The total grants awarded during the period from April 1, 2018 through June 3, 2018 and January 1, 2018 through June 30, 2018, and the three and six months ended June 30, 2017 are presented in the table below:

	Predecessor Company
	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
Stock option grants	—	—	—	64,855

The total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations for the period from April 1, 2018 through June 3, 2018 and January 1, 2018 through June 3, 2018 and the three and six months ended June 30, 2017 was as follows (in thousands):

	Predecessor Company
	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017	Period from January 1, 2018 through June 3, 2018	Six months Ended June 30, 2017
Stock option grants	$65	$530	$231	$1,068

13. Earnings (Loss) Per Share

As discussed in Note 2, "Emergence from Chapter 11", on the Effective Date, the old common stock awards and warrants then outstanding under the Company’s prior equity compensation plans were extinguished without recovery.

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted shares. The Company calculates diluted earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Warrants are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. Antidilutive instruments are not considered in this calculation. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes.

The following table presents the reconciliation of basic to diluted weighted average common shares as well as the effect of anti-dilutive securities excluded from diluted weighted average common shares (in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$4,980	$701,157	$5,672
Less:
Participation rights of certain warrants in undistributed earnings	—	—	6
Basic net income attributable to common shares	$4,980	$701,157	$5,666
Denominator:
Basic weighted average shares outstanding	20,005	29,338	$29,306
Basic undistributed net income per share attributable to common shares	$0.25	$23.90	$0.19

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$4,980	$701,157	$5,672
Less:
Participation rights of certain warrants in undistributed earnings	—	—	6
Diluted net income attributable to common shares	$4,980	$701,157	$5,666
Denominator:
Basic weighted average shares outstanding	20,005	29,338	29,306
Diluted weighted average shares outstanding	20,300	29,338	29,306
Diluted undistributed net income per share attributable to common shares	$0.25	$23.90	$0.19

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$4,980	696,156	(1,723)
Basic net income (loss) attributable to common shares	$4,980	$696,156	$(1,723)
Denominator:
Basic weighted average shares outstanding	20,005	29,338	$29,306
Basic undistributed net income (loss) per share attributable to common shares	$0.25	$23.73	$(0.06)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	4,980	696,156	(1,723)
Diluted net income (loss) attributable to common shares	$4,980	$696,156	$(1,723)
Denominator:
Basic weighted average shares outstanding	20,005	29,338	29,306
Diluted weighted average shares outstanding	20,300	29,338	29,306
Diluted undistributed net income (loss) per share attributable to common shares	$0.25	$23.73	$(0.06)

14. Commitments and Contingencies
Future Commitments

The radio broadcast industry’s principal ratings service is Nielsen Audio (“Nielsen”), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $175.7 million, as of June 30, 2018, and is expected to be paid in accordance with the agreements through December 2021.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of June 30, 2018, the Company believes that it will meet all such material minimum obligations.

On February 1, 2018 and March 9, 2018, respectively, the Company and Merlin Media, LLC (“Merlin”) amended their Local Marketing Agreement (“LMA Agreement”) under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (“WLUP”) on March 9, 2018, but continued to program the other FM station (“WKQX”) under the amended LMA Agreement. On April 3, 2018, the Company entered into an asset purchase agreement with Merlin, pursuant to which it agreed to purchase WKQX and certain intellectual property for $18.0 million in cash. On April 10, 2018, the Court approved the purchase and the Company made a payment in escrow of $4.75 million. On June 15, 2018, the Company closed on the purchase of WKQX. The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired in the WKQX purchase (dollars in thousands):

Allocation	Amount
Broadcast licenses	$17,476
Property and equipment	524
Total purchase price	$18,000

The above estimated fair values of assets acquired are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired but the Company is waiting for additional information necessary to finalize the determination of fair value. Thus, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than December 31, 2018.

Legal Proceedings

In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The question of whether public performance rights exist for Pre-1972 recordings under state law is still being litigated in the Ninth Circuit as a result of a case filed in California. Cumulus is not a party to that case, and the Company is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.

The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any such known claim or lawsuit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15. Segment Data

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Cumulus Radio Station Group and Westwood One. Cumulus Radio Station Group revenue is derived primarily from the sale of broadcasting time to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising. The Company also reports information for Corporate and Other. Corporate includes overall executive, administrative and support functions for both of the Company’s reportable segments, including accounting, finance, legal, human resources, information technology functions, and programming.

The Company presents segment adjusted EBITDA (“Adjusted EBITDA”) as this is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company’s reportable segments. Management also uses this measure to determine the contribution of the Company's core operations to the funding of its corporate resources utilized to manage operations and non-operating expenses including debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining compliance with certain covenants contained in the Company’s Credit Agreement.

In determining Adjusted EBITDA, the Company excludes from net income items not related to core operations and those that are non-cash including: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees (as such fees are excluded from the definition of such term for purposes of calculating covenant compliance under the credit agreement), expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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
The Company’s financial data by segment is presented in the tables below (in thousands):

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$135,093	$54,924	$228	$190,245

	Three Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$208,596	$81,234	$701	$290,531

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924

	Six Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$382,197	$171,090	$1,274	$554,561

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from April 1, 2018 through June 3,	Three Months Ended June 30,
	2018	2018	2017
Adjusted EBITDA by segment
Cumulus Radio Station Group	$20,860	$39,824	$59,870
Westwood One	7,690	6,554	16,942
Segment Adjusted EBITDA	28,550	46,378	76,812
Adjustments to reconcile to GAAP measure
Corporate and other expense	(2,435)	(6,137)	(9,412)
Income tax (expense) benefit	(2,606)	176,741	(7,234)
Non-operating expense, including net interest expense	(6,152)	(387)	(34,420)
Local marketing agreement fees	(358)	(702)	(2,713)
Depreciation and amortization	(4,379)	(10,065)	(16,120)
Stock-based compensation expense	(652)	(65)	(530)
Loss on sale or disposal of assets or stations	—	(147)	(104)
Reorganization items, net	—	496,368	—
Acquisition-related and restructuring costs	(6,941)	(734)	(467)
Franchise and state taxes	(47)	(93)	(140)
Consolidated GAAP net income	$4,980	$701,157	$5,672

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,	Six Months Ended June 30,
	2018	2018	2017
Adjusted EBITDA by segment
Cumulus Radio Station Group	$20,860	$76,009	$98,911
Westwood One	7,690	19,210	25,911
Segment Adjusted EBITDA	28,550	95,219	124,822
Adjustments to reconcile to GAAP measure
Corporate and other expense	(2,435)	(14,707)	(18,689)
Income tax (expense) benefit	(2,606)	176,859	(1,208)
Non-operating expense, including net interest expense	(6,152)	(483)	(68,363)
Local marketing agreement fees	(358)	(1,809)	(5,420)
Depreciation and amortization	(4,379)	(22,046)	(32,402)
Stock-based compensation expense	(652)	(231)	(1,068)
(Loss) gain on sale or disposal of assets or stations	—	(158)	2,502
Reorganization items, net	—	466,201	—
Acquisition-related and restructuring costs	(6,941)	(2,455)	(1,618)
Franchise and state taxes	(47)	(234)	(279)
Consolidated GAAP net income (loss)	$4,980	$696,156	$(1,723)

16. Subsequent Event

On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings, as borrowers, certain lenders, Intermediate Holdings, as a guarantor, and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.

The Revolving Credit Facility matures on August 17, 2023. Availability under the Revolving Credit Facility is tied to a borrowing base formula that is based on 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria. Under the Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit.

Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility. As of August 20, 2018, no amounts were outstanding under the Revolving Credit Facility.

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material Federal Communications Commission licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Revolving Credit Agreement and the ancillary loan documents as a secured party.

The Revolving Credit Agreement does not contain any financial maintenance covenants with which the Company must comply. However, if average excess availability under the Revolving Credit Facility is less than the greater of (a) 12.50% of the total commitments thereunder or (b) $5.0 million, the Company must comply with a fixed charge coverage ratio of not less than 1.0:1.0.

Amounts outstanding under the Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Revolving Credit Agreement (the “Revolver Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Revolver Guarantors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

●	General overview, including our emergence from Chapter 11;
●	Results of operations; and
●	Liquidity and capital resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto beginning on page 9 in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. This discussion, as well as various other sections of this 10-Q, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statements Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Emergence from Chapter 11; Liquidity and Going Concern Considerations
As previously disclosed, on November 29, 2017 (the “Petition Date”), CM Wind Down Topco Inc. (formerly known as Cumulus Media Inc.), a Delaware corporation (“Old Cumulus”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the "Chapter 11 Cases") were jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381. On May 10, 2018, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization [Docket No. 769] (the “Confirmation Order”), which confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 446] (the “Plan”), as modified by the Confirmation Order. On June 4, 2018 (the “Effective Date”), Old Cumulus satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, the Plan was substantially consummated, and Old Cumulus and the other Debtors emerged from Chapter 11. On June 29, 2018, the Bankruptcy Court entered an order closing the Chapter 11 Cases of all of the Debtors other than Old Cumulus, whose case will remain open for purposes of fully administering its estate, including reconciling claims subject to compromise under the Plan. Although Old Cumulus emerged from Chapter 11 on the Effective Date, the Old Cumulus Chapter 11 Case will remain open until its estate has been fully administered and the Bankruptcy Court enters an order closing its case.
Cancellation of Certain Prepetition Obligations
In connection with the effectiveness of and pursuant to the terms of the Plan, on the Effective Date, the obligations of Old Cumulus and its subsidiaries under the following agreements were satisfied and discharged:

•
Amended and Restated Credit Agreement, dated as of December 23, 2013, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., as borrower, certain lenders, JPMorgan Chase Bank, N.A., as lender and Administrative Agent, Royal Bank of Canada and Macquarie Capital (USA) Inc., as co-syndication agents, and Credit Suisse AG, Cayman Islands Branch, Fifth Third Bank, Goldman Sachs Bank USA and ING Capital LLC, as co-documentation agents (“the Canceled Credit Agreement”), pursuant to which Old Cumulus had outstanding term loans in the amount of $1.7 billion (the “Predecessor Term Loan”);

•
Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, as supplemented (“7.75% Senior Notes”), pursuant to which Old Cumulus had outstanding senior notes with a face value of $610.0 million; and

•	Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

    Additional Matters Contemplated by the Plan

•
In accordance with the Plan, on the Effective Date each share of Old Cumulus’s Class A common stock, par value $0.01 per share (the “old Class A common stock”), Class B common stock, par value $0.01 per share (the “old Class B common stock”), and Class C common stock, par value $0.01 per share (the "old Class C common stock" and together with the old Class A common stock and the old Class B common stock, the “old common stock”) outstanding immediately prior to the Effective Date, including all stock options, warrants or other rights, including rights issued under the Rights Agreement, to purchase such old common stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect. Furthermore, all of Old Cumulus’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect;

•
On the Effective Date, the Company’s certificate of incorporation was amended and restated to authorize the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0000001 per share (“new Class A common stock”),100,000,000 shares of Class B common stock, par value $0.0000001 per share (“new Class B common stock” and, together with the new Class A common stock, the “new common stock”) and 100,000,000 shares of preferred stock (see Note 11, “Stockholders’ Equity”);

•	On the Effective Date, the Company issued 11,052,211 shares of new Class A common stock and 5,218,209 shares of new Class B common stock;

•	On the Effective Date, the Company issued 3,016,853 Series 1 warrants to purchase shares of new common stock;

•
After the Effective Date, the Company also issued or will issue 712,736 Series 2 warrants (the “Series 2 warrants” and, together with the Series 1 warrants, the “Warrants”) to purchase shares of new common stock;

•
The Company entered into a $1.3 billion credit agreement (the “Credit Agreement” or “Term Loan”) with Wilmington Trust, N.A., as administrative agent (the “Agent”) and the lenders named therein (see Note 8, “Long-Term Debt”);

•
The holders of claims with respect to the Predecessor Term Loan received the following in full and complete satisfaction of their respective claims thereunder: (i) a pro rata share of the Term Loan and (ii) a pro rata share of 83.5% of the new common stock and warrants issued, subject to dilution by certain issuances under the Long-Term Incentive Plan (the “Incentive Plan”) (see Note 11, “Stockholders’ Equity”);

•
The holders of unsecured claims against Old Cumulus, including claims arising from the 7.75% Senior Notes received, in the aggregate, 16.5% of the new common stock and warrants issued, subject to dilution by certain issuances under the Incentive Plan;

•
The Company’s board of directors was reconstituted to consist of the Company’s President and Chief Executive Officer and six independent directors selected by the holders of the Predecessor Term Loan; and

•	Intercompany Claims and Interests (as defined in the Plan) were canceled without any distribution on account of such Intercompany Claims and Interests.
The foregoing description of certain of the matters effected pursuant to the Plan, and the transactions related to and contemplated thereunder, is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan.
On November 22, 2017, as a result of the Company's previously disclosed non-compliance with certain NASDAQ Stock Market LLC ("NASDAQ") listing rules, trading in the Company’s Class A common stock was suspended effective at the open of business, on November 22, 2017. After the Company's emergence from Chapter 11, the Company applied for relisting on the NASDAQ Global Market. On July 27, 2018, the Company received notification from NASDAQ that our application was approved. The Company's Class A common stock began trading on the NASDAQ Global Market at the open of business on August 1, 2018.
In connection with the Company’s emergence from Chapter 11 on the Effective Date, the Company qualified for fresh start accounting under ASC 852 as (i) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the pre-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters the confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for CUMULUS MEDIA was June 4, 2018. The Company has applied fresh start accounting as of the Effective Date.
Upon the application of fresh start accounting, CUMULUS MEDIA allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations ("ASC 805"). Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements after June 3, 2018 will not be comparable to the Company’s consolidated financial statements as of or prior to that date.
In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and ASC 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.
During the pendency of the Chapter 11 Cases, Old Cumulus’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

As of June 30, 2018, the Company had $66.7 million of cash and cash equivalents including restricted cash. The Company used cash in operating activities of $1.7 million for the period from June 4, 2018 through June 30, 2018 and generated cash from operating activities of $29.1 million for the period from January 1 through June 3, 2018. Old Cumulus generated cash from operating activities of $16.9 million for the six month period ended June 30, 2017.

Historically, our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, the Predecessor Company incurred non-cash impairment charges against intangible assets and goodwill, including a non-cash impairment charge against FCC licenses of $335.9 million for the year ended December 31, 2017 and charges of $603.1 million against goodwill and FCC licenses for the year ended December 31, 2016. Such non-cash charges reduced the Predecessor Company’s reported operating results in those periods; however, as these charges did not require a cash outlay, they had no effect on liquidity. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

Non-GAAP Financial Measure
Consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) and segment Adjusted EBITDA are the financial metrics by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole and each of our reportable segments, respectively. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

In determining Adjusted EBITDA, the Company excludes from net income items not related to core operations and those that are non-cash including: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees (as such fees are excluded from the definition of such term for purposes of calculating covenant compliance under the credit agreement), expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

The following selected data from our unaudited Condensed Consolidated Statements of Operations should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017
STATEMENT OF OPERATIONS DATA:
Net revenue	$95,004	$190,245	$290,531
Content costs	27,685	59,117	93,289
Selling, general and administrative expenses	38,719	85,097	120,506
Depreciation and amortization	4,379	10,065	16,120
Local marketing agreement fees	358	702	2,713
Corporate expenses (including stock-based compensation expense)	10,125	6,682	10,473
Loss on sale or disposal of assets or stations	—	147	104
Operating income	13,738	28,435	47,326
Reorganization items, net	—	496,368	—
Interest expense	(6,176)	(132)	(34,344)
Interest income	4	21	35
Other income (expense), net	20	(276)	(111)
Income before income taxes	7,586	524,416	12,906
Income tax (expense) benefit	(2,606)	176,741	(7,234)
Net income	$4,980	$701,157	$5,672
KEY FINANCIAL METRIC:
Adjusted EBITDA	$26,115	$40,241	$67,400

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
STATEMENT OF OPERATIONS DATA:
Net revenue	$95,004	$453,924	$554,561
Content costs	27,685	159,681	195,069
Selling, general and administrative expenses	38,719	199,482	234,896
Depreciation and amortization	4,379	22,046	32,402
Local marketing agreement fees	358	1,809	5,420
Corporate expenses (including stock-based compensation expense)	10,125	17,169	21,428
Loss (gain) on sale or disposal of assets or stations	—	158	(2,502)
Operating income	13,738	53,579	67,848
Reorganization items, net	—	466,201	—
Interest expense	(6,176)	(260)	(68,407)
Interest income	4	50	72
Other income (loss), net	20	(273)	(28)
Income (loss) before income taxes	7,586	519,297	(515)
Income tax (expense) benefit	(2,606)	176,859	(1,208)
Net income (loss)	$4,980	$696,156	$(1,723)
KEY FINANCIAL METRIC:
Adjusted EBITDA	$26,115	$80,512	$106,133

Fresh Start Accounting Adjustments

The Company's operating results and key operating performance measures on a consolidated basis, as well as within the Cumulus Radio Station Group and Westwood One, were not materially impacted by the reorganization. We believe that certain of our consolidated operating results for each of the periods from January 1, 2018 through June 3, 2018 (“2018 Predecessor Period”) and April 1, 2018 through June 3, 2018 (“2018 Second Quarter Predecessor Period”), when combined with our consolidated operating results for the period from June 4, 2018 through June 30, 2018 (“Successor Period”) are comparable to certain operating results from the comparable prior year’s periods. Accordingly, we believe that discussing the combined results of operations and cash flows of the Predecessor Company and the Successor Company for each of the three and six month periods ended June 30, 2018 is useful when analyzing certain performance measures. For items that are not comparable, we have included additional analysis to supplement the discussion.

Successor Period and 2018 Second Quarter Predecessor Period Compared to the Predecessor Company Three Months Ended June 30, 2017
Net Revenue

Net revenue for the Successor Period and the 2018 Second Quarter Predecessor Period compared to net revenue for the Predecessor Company three months ended June 30, 2017 decreased primarily as a result of a decline in local broadcast advertising revenue within our radio markets and the loss of approximately $0.7 million in revenue from United States Traffic Networks ("USTN"), partially offset by increases in digital advertising revenue, national advertising revenue and cyclical political revenue. For a discussion of net revenue by segment and a comparison by segment of the Successor Period and the 2018 Second Quarter Predecessor Period to the Predecessor Company three months ended June 30, 2017, see the discussion under "Segment Results of Operations."

Content Costs

Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the Successor Period and the 2018 Second Quarter Predecessor Period compared to the Predecessor Company three months ended June 30, 2017 decreased primarily as a result of the termination or renegotiation of certain contractual agreements, in some cases in connection with the filing of the Chapter 11 Cases. The remainder of the decrease was related to reductions in other programming-related expenses such as music license fees as a result of lower revenue, and a decrease in employee costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the Successor Period and the 2018 Second Quarter Predecessor Period compared to the Predecessor Company three months ended June 30, 2017 increased primarily as a result of a $4.1 million bad debt expense related to receivables from USTN. In addition, we experienced higher digital costs associated with higher digital revenue during the comparative periods. These increases were partially offset by lower sales commission and salary expense associated with lower broadcast revenue and the impact of our implementation of ASC 606 as well as lower legal fees and ratings service fees.
Depreciation and Amortization
Depreciation and amortization for the Successor Period and the 2018 Second Quarter Predecessor Period are not directly comparable to depreciation and amortization for the Predecessor Company three months ended June 30, 2017. During the 2018 Second Quarter Predecessor Period, amortization expense decreased based on the amortization methodology used. During the Successor Period, depreciation and amortization expense increased because of the higher valuation of fixed assets in connection with the Company’s fresh start accounting application.
Local Marketing Agreement Fees

Local marketing agreements are those agreements whereby the Company agrees to operate a radio station on behalf of another party. Our local marketing agreement fees are not comparable between the Successor and Predecessor periods. During the quarter ended March 31, 2018, the Company and Merlin Media, LLC ("Merlin") amended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company then ceased programming one of the stations ("WLUP") on March 9, 2018. On June 15, 2018, the Company purchased the other station (“WKQX”) and certain intellectual property for $18.0 million in cash.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs

Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses. Corporate expenses, including stock-based compensation expense, for the Successor Period and the 2018 Second Quarter Predecessor Period compared to the Predecessor Company three months ended June 30, 2017 increased primarily as a result of higher restructuring expenses after the Effective Date related to the Company's emergence from chapter 11, and additional professional fees. These increases were partially offset by lower corporate employee costs and lower rent.

Reorganization Items, Net

During the 2018 Second Quarter Predecessor Period, we recorded costs related to our Chapter 11 Cases. Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Condensed Consolidated Statement of Operations and were as follows (dollars in thousands):

Predecessor Company
Period from April 1, 2018 through June 3, 2018
Gain on settlement of Liabilities subject to compromise (a)	$726,831
Fresh start adjustments (b)	(179,291)
Professional fees (c)	(29,560)
Non-cash claims adjustments (d)	(15,364)
Rejected executory contracts (e)	(2,936)
Other (f)	(3,312)
Reorganization items, net	$496,368

(a) Liabilities subject to compromise have been, or will be settled in accordance with the Plan.
(b) Revaluation of certain assets and liabilities upon the adoption of fresh start accounting.
(c) Legal, financial advisory and other professional costs directly associated with the reorganization process.
(d) The carrying value of certain claims were adjusted to the estimated value of the claim that will be allowed by the Bankruptcy Court.
(e) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.
(f) Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process and the write-off of Predecessor director and officer insurance policies.

Interest Expense
Total interest expense for the Successor Period and for the 2018 Second Quarter Predecessor Period are not comparable, nor is the total interest expense for those periods combined comparable to that of the Predecessor Company three months ended June 30, 2017. During the Successor Period, we recorded interest expense of approximately $6.1 million on $1.3 billion in outstanding debt at an average interest rate of approximately 6.6%. During the Second Quarter 2018 Predecessor Period, the Predecessor Company made adequate protection payments in lieu of interest payments on the Predecessor Term Loan which were recorded as a reduction of the principal balance outstanding. Interest payments were not recorded or paid on the 7.75% Senior Notes while the Company was in Chapter 11. During the three months ended June 30, 2017, the Company recorded and paid interest expense in accordance with the provisions of the then outstanding debt agreements.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017
Bank borrowings – Term Loan	$6,140	$—	$—
7.75% Senior Notes	—	—	11,819
Bank borrowings – Predecessor Term Loan	—	—	19,526
Other, including debt issue cost amortization	36	132	2,999
Interest expense	$6,176	$132	$34,344
Income Tax Expense (Benefit)

The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Successor Company	Predecessor Company
(in thousands, except percentages)	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017
Income before income taxes	$7,586	$524,416	$12,906
Effective tax rate	34.4%	(33.7)%	56.1%
Provision (benefit) for income taxes	2,606	(176,741)	7,234
Provision for income taxes at 21% or 35%	1,593	110,127	4,517
Difference between tax at effective versus statutory rate	$1,013	$(286,868)	$2,717
The difference between the effective tax rate and the federal statutory rate of 21.0% for the 2018 Second Quarter Predecessor Period relates to the income tax exclusion of cancellation of indebtedness income ("CODI") arising from the Plan, the Company's elections to increase tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses and changes to the valuation allowance. The difference between the effective tax rate and the federal statutory rate of 35% for the Predecessor Company Second Quarter of 2017 relates to statutory state and local income taxes and the impact of non-deductible expenses.

In conjunction with the Plan, the Company implemented a series of internal reorganization transactions through which it transferred the assets of Old Cumulus to an indirectly wholly-owned subsidiary of the reorganized Cumulus Media Inc. (see Note 1, “Nature of Business, Interim Financial Data and Basis of Presentation”). The transfer of assets for income tax purposes results in a taxable sale of assets and stock, whereby the Company receives a step up in the tax basis of a significant portion of the underlying assets transferred, resulting in a future tax benefit.

The application of fresh start accounting on June 4, 2018 resulted in the re-measurement of deferred income taxes associated with the revaluation of the Company’s assets and liabilities (see Note 3, “Fresh Start Accounting”). As a result, net deferred income tax liabilities decreased $10.6 million. The Company continues to consider whether the deferred income tax assets are more likely than not to be realized based on its ability to generate sufficient taxable income in future years. At this time, the Company has determined that any tax attribute carryovers in existence prior to the date of reorganization are not more likely than not to be realized, as a result of attribute reduction, statutory limitations on utilization, and lack of future income at Old Cumulus.

The difference between the Company’s effective tax rate and the statutory rate of 21% during the Successor Period is attributable to statutory state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowances, and the tax effect of certain changes in uncertain tax positions.
We use the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded against a deferred tax asset to adjust the asset to its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. We continually review the adequacy of our valuation allowance on our deferred tax assets and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740").

As of June 30, 2018, the Company continues to maintain a full valuation allowance on loss carryforwards for which the Company does not believe it will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Period and the 2018 Second Quarter Predecessor Period compared to the Predecessor Company three months ended June 30, 2017 decreased. For a discussion of Adjusted EBITDA by segment and a comparison by segment of the Successor Period and the 2018 Second Quarter Predecessor Period to the Predecessor Company three months ended June 30, 2017, see the discussion under "Segment Results of Operations."
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Three Months Ended June 30, 2017
GAAP net income	$4,980	$701,157	$5,672
Income tax expense (benefit)	2,606	(176,741)	7,234
Non-operating expenses, including net interest expense	6,152	387	34,420
Local marketing agreement fees	358	702	2,713
Depreciation and amortization	4,379	10,065	16,120
Stock-based compensation expense	652	65	530
Gain on sale of assets or stations	—	147	104
Reorganization items, net	—	(496,368)	—
Acquisition-related and restructuring costs	6,941	734	467
Franchise and state taxes	47	93	140
Adjusted EBITDA	$26,115	$40,241	$67,400

Successor Period and 2018 Predecessor Period Compared to the Predecessor Company Six Months Ended June 30, 2017
Net Revenue
Net revenue for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 decreased primarily as a result of a decline in local broadcast advertising revenue in our radio markets, partially offset by increases in national and digital advertising revenue as well as cyclical political advertising revenue. For a discussion of net revenue by segment and a comparison by segment of the Successor Period and 2018 Predecessor Period to the Predecessor Company six months ended June 30, 2017, see the discussion under "Segment Results of Operations."
Content Costs
Content costs for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 decreased primarily as a result of the termination or renegotiation of certain contractual agreements, in some cases in connection with the filing of the Chapter 11 Cases. The remainder of the decrease was related to reductions in other programming-related expenses as a result of lower revenue, and a decrease in employee costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 increased primarily as a result of higher digital costs associated with higher digital revenue, and $4.1 million in bad debt expense related to USTN. These increases were partially offset by lower employee costs associated with lower revenue as well as the implementation of ASC 606, lower ratings service fees, and lower legal fees.

Depreciation and Amortization
Depreciation and amortization for the Successor Period and 2018 Predecessor Period are not directly comparable to depreciation and amortization for the Predecessor Company six months ended June 30, 2017. During the 2018 Predecessor Period amortization expense decreased based on amortization methodology used. During the Successor Period, depreciation and amortization expense increased because of the higher valuation of fixed assets in connection with the Company’s fresh start accounting application.
Local Marketing Agreement Fees

Our local marketing agreement fees are not comparable between the Successor and Predecessor periods. During the quarter ended March 31, 2018, the Company and Merlin amended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming WLUP on March 9, 2018. On June 15, 2018, the Company purchased WKQX and certain intellectual property for $18.0 million in cash.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs

Corporate expenses, including stock-based compensation expense, for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 increased. This increase was primarily the result of an increase in professional fees after the Effective Date related to the Company's emergence from Chapter 11, partially offset by a decrease in corporate employee costs.
Reorganization Items, Net
During the Successor Period and 2018 Predecessor Period, we recorded costs related to our Chapter 11 Cases. Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Condensed Consolidated Statement of Operations and were as follows (dollars in thousands):

Predecessor Company
Period from January 1, 2018 through June 3, 2018
Gain on settlement of Liabilities subject to compromise (a)	$726,831
Fresh start adjustments (b)	(179,291)
Professional fees (c)	(54,386)
Non-cash claims adjustments (d)	(15,364)
Rejected executory contracts (e)	(5,976)
Other (f)	(5,613)
Reorganization items, net	$466,201

(a) Liabilities subject to compromise have been, or will be settled in accordance with the Plan.
(b) Revaluation of certain assets and liabilities upon the adoption of fresh start accounting.
(c) Legal, financial advisory and other professional costs directly associated with the reorganization process.
(d) The carrying value of certain claims were adjusted to the estimated value of the claim that will be allowed by the Bankruptcy Court.
(e) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.
(f) Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process and the write-off of Predecessor director and officer insurance policies.

Interest Expense
Total interest expense for the Successor Period and for the 2018 Predecessor Period are not comparable, nor is the total interest expense for those periods combined comparable to that of the Predecessor Company six months ended June 30, 2017. During the Successor Period, we recorded interest expense of approximately $6.1 million on $1.3 billion in outstanding debt at an average interest rate of approximately 6.6%. During the 2018 Predecessor Period, the Predecessor Company made adequate protection payments in lieu of interest payments on the Predecessor Term Loan which were recorded as a reduction of the principal balance outstanding. Interest payments were not recorded or paid on the 7.75% Senior Notes while the Company was in Chapter 11. During the six months ended June 30, 2017, the Company recorded and paid interest expense in accordance with the provisions of the then outstanding debt agreements.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
Bank borrowings – Term Loan	$6,112	$—	$—
7.75% Senior Notes	—	—	23,637
Bank borrowings – Predecessor Term Loan	—	—	38,760
Other, including debt issue cost amortization	64	260	6,010
Interest expense	$6,176	$260	$68,407
Income Tax Expense (Benefit)
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Successor Company	Predecessor Company
(in thousands, except percentages)	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
Income (loss) before income taxes	$7,586	$519,297	$(515)
Effective tax rate	34.4%	(34.1)%	(234.6)%
Provision (benefit) for income taxes	2,606	(176,859)	1,208
Provision (benefit) for income taxes at 21% or 35%	1,593	109,052	(180)
Difference between tax at effective versus statutory rate	$1,013	$(285,911)	$1,388

The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period from January 1, 2018 to June 3, 2018 relates to the income tax exclusion of cancellation of indebtedness income ("CODI") arising from the effectiveness of the Plan, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible reorganization costs and other non-deductible expenses and changes to the valuation allowance. The difference between the effective tax rate and the federal statutory rate of 35% for the Predecessor Company six month period ended June 30, 2017 was primarily attributable to stock option terminations and forfeitures related to the Company’s adoption of the 2017 incentive plan.

In conjunction with the Plan, the Company implemented a series of internal reorganization transactions through which it transferred the assets of Old Cumulus to an indirectly wholly-owned subsidiary of reorganized Cumulus Media Inc. (see Note 1, “Nature of Business, Interim Financial Data and Basis of Presentation”). The transfer of assets for income tax purposes results in a taxable sale of assets and stock, whereby the Company will receive a step up in the tax basis of a significant portion of the underlying assets transferred, resulting in a future tax benefit.

The application of fresh start accounting on June 4, 2018 resulted in the re-measurement of deferred income taxes associated with the revaluation of the Company’s assets and liabilities (see Note 3, “Fresh Start Accounting”). As a result, net deferred income tax liabilities decreased $10.6 million. The Company continues to consider whether the deferred income tax assets are more likely than not to be realized based on its ability to generate sufficient taxable income in future years. At this time, the Company has determined that any tax attribute carryovers in existence prior to the date of reorganization are not more likely than not to be realized, as a result of attribute reduction, statutory limitations on utilization, and lack of future income at Old Cumulus.

The difference between the Company’s effective tax rate and the statutory rate of 21% during the Successor Period is attributable to statutory state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.

We use the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded against a deferred tax asset to adjust the asset to its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. We continually review the adequacy of our valuation allowance on our deferred tax assets and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740").

As of June 30, 2018, the Company continues to maintain a full valuation allowance on loss carryforwards for which the Company does not believe it will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 increased. For a discussion of Adjusted EBITDA by segment and a comparison by segment of the Successor Period and 2018 Predecessor Period to the Predecessor Company six months ended June 30, 2017, see the discussion under "Segment Results of Operations."

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017
GAAP net income (loss)	$4,980	$696,156	$(1,723)
Income tax expense (benefit)	2,606	(176,859)	1,208
Non-operating expenses, including net interest expense	6,152	483	68,363
Local marketing agreement fees	358	1,809	5,420
Depreciation and amortization	4,379	22,046	32,402
Stock-based compensation expense	652	231	1,068
Loss (gain) on sale of assets or stations	—	158	(2,502)
Reorganization items, net	—	(466,201)	—
Acquisition-related and restructuring costs	6,941	2,455	1,618
Franchise and state taxes	47	234	279
Adjusted EBITDA	$26,115	$80,512	$106,133

Segment Results of Operations
The reconciliation of segment Adjusted EBITDA to net income (loss) is presented in Note 15, "Segment Data" of the notes to the accompanying unaudited Condensed Consolidated Financial Statements.
The Company’s financial data by segment is presented in the tables below:

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$135,093	$54,924	$228	$190,245

	Three Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$208,596	$81,234	$701	$290,531
% of total revenue	71.8%	28.0%	0.2%	100.0%

Net revenue for the Successor Period and the Second Quarter 2018 Predecessor Period compared to the Predecessor Company three months ended June 30, 2017 decreased. The decrease resulted primarily from a decline in revenues at the Cumulus Radio Station Group, while Westwood One and Corporate and Other revenue were flat in comparison to the three months ended June 30, 2017. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by decreases in local advertising revenue and the loss of revenue from WLUP. Revenue at Westwood One was negatively impacted by the loss of approximately $0.7 million in revenue related to USTN in the Successor Period.

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$39,824	$6,554	$(6,137)	$40,241

	Three Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$59,870	$16,942	$(9,412)	$67,400
Adjusted EBITDA for the Successor Period and the 2018 Second Quarter Predecessor Period compared to the Predecessor Company three months ended June 30, 2017 decreased. Adjusted EBITDA decreased at Westwood One partially offset by increases at the Cumulus Radio Station Group and Corporate and Other segments, respectively. Adjusted EBITDA at Westwood One decreased primarily as a result of $4.8 million in bad debt expense and lost revenue associated with USTN. Adjusted EBITDA at the Cumulus Radio Group and Corporate and Other increased as a result of lower expenses.

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924

	Six months ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$382,197	$171,090	$1,274	$554,561
% of total revenue	68.9%	30.9%	0.2%	100.0%

Net revenue for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 decreased. The decrease resulted from a decline in revenues at the Cumulus Radio Station Group, partially offset by an increase at Westwood One, while Corporate and Other revenue was flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by decreases in local advertising revenue. The increase in revenue at Westwood One was primarily driven by increases in broadcast and digital revenue.

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$76,009	$19,210	$(14,707)	$80,512

	Six Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$98,911	$25,911	$(18,689)	$106,133
Adjusted EBITDA for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company six months ended June 30, 2017 increased. Adjusted EBITDA increased at Westwood One and Corporate and Other segments, respectively, partially offset by a decrease at the Cumulus Radio Station Group. Adjusted EBITDA at Westwood One increased as a result of increased revenues and certain lower content expenses, partially offset by the $4.8 million in bad debt expense and lost revenue related to USTN and increases in expenses related to the higher revenue. Adjusted EBITDA at the Cumulus Radio Station Group decreased as a result of a decline in revenue which was partially offset by lower expenses.
The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA for the periods presented above (dollars in thousands):

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$18,327	$5,796	$(19,143)	$4,980
Income tax expense	—	—	2,606	2,606
Non-operating (income) expense, including net interest expense	(4)	47	6,109	6,152
Local marketing agreement fees	358	—	—	358
Depreciation and amortization	2,179	1,949	251	4,379
Stock-based compensation expense	—	—	652	652
Acquisition-related and restructuring costs	—	(102)	7,043	6,941
Franchise and state taxes	—	—	47	47
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(506,774)	$253,619	$954,312	$701,157
Income tax benefit	—	—	(176,741)	(176,741)
Non-operating (income) expense, including net interest expense	(1)	77	311	387
Local marketing agreement fees	702	—	—	702
Depreciation and amortization	4,111	4,488	1,466	10,065
Stock-based compensation expense	—	—	65	65
Loss on sale or disposal of assets or stations	3	—	144	147
Reorganization items, net	541,903	(251,669)	(786,602)	(496,368)
Acquisition-related and restructuring costs	(120)	39	815	734
Franchise and state taxes	—	—	93	93
Adjusted EBITDA	$39,824	$6,554	$(6,137)	$40,241

	Three Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$46,803	$10,976	$(52,107)	$5,672
Income tax expense	—	—	7,234	7,234
Non-operating (income) expense, including net interest expense	(1)	133	34,288	34,420
Local marketing agreement fees	2,713	—	—	2,713
Depreciation and amortization	10,251	5,449	420	16,120
Stock-based compensation expense	—	—	530	530
Gain on sale or disposal of assets or stations	104	—	—	104
Acquisition-related and restructuring costs	—	384	83	467
Franchise and state taxes	—	—	140	140
Adjusted EBITDA	$59,870	$16,942	$(9,412)	$67,400

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$18,327	$5,796	$(19,143)	$4,980
Income tax expense	—	—	2,606	2,606
Non-operating (income) expense, including net interest expense	(4)	47	6,109	6,152
Local marketing agreement fees	358	—	—	358
Depreciation and amortization	2,179	1,949	251	4,379
Stock-based compensation expense	—	—	652	652
Acquisition-related and restructuring costs	—	(102)	7,043	6,941
Franchise and state taxes	—	—	47	47
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group		Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(477,966)		$259,441	$914,681	$696,156
Income tax benefit	—		—	(176,859)	(176,859)
Non-operating (income) expense, including net interest expense	(2)		204	281	483
Local marketing agreement fees	1,809		—	—	1,809
Depreciation and amortization	10,251	—	9,965	1,830	22,046
Stock-based compensation expense	—		—	231	231
Loss on sale or disposal of assets or stations	14		—	144	158
Reorganization items, net	541,903		(251,487)	(756,617)	(466,201)
Acquisition-related and restructuring costs	—		1,087	1,368	2,455
Franchise and state taxes	—		—	234	234
Adjusted EBITDA	$76,009		$19,210	$(14,707)	$80,512

	Six Months Ended June 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$75,341	$13,241	$(90,305)	$(1,723)
Income tax expense	—	—	1,208	1,208
Non-operating (income) expense, including net interest expense	(3)	275	68,091	68,363
Local marketing agreement fees	5,420	—	—	5,420
Depreciation and amortization	20,655	10,903	844	32,402
Stock-based compensation expense	—	—	1,068	1,068
Gain on sale of assets or stations	(2,502)	—	—	(2,502)
Acquisition-related and restructuring costs	—	1,492	126	1,618
Franchise and state taxes	—	—	279	279
Adjusted EBITDA	$98,911	$25,911	$(18,689)	$106,133

Liquidity and Capital Resources

As described above, on the Effective Date, the Company and certain of its subsidiaries entered into the Credit Agreement. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided the Company with a $1.3 billion senior secured Term Loan.

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%, or (ii) LIBOR plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At June 30, 2018, the Term Loan bore interest at 6.6% per annum.

Amounts outstanding under the Term Loan amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan with the balance payable on the maturity date. The maturity date of the Credit Agreement is May 15, 2022.

The Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in Credit Agreement). Upon the occurrence of an event of default, the Agent may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan and exercise any of its rights as a secured party under the Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan will automatically accelerate.

The Credit Agreement does not contain any financial maintenance covenants.

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty (except that any prepayment during the period of six months following the closing of the Credit Agreement would require a premium equal to 1.00% of the prepaid principal amount). The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement).

Amounts outstanding under the Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Credit Agreement (the “Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Guarantors.

On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings, as borrowers, certain lenders, Intermediate Holdings, as a guarantor, and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.

The Revolving Credit Facility matures on August 17, 2023. Availability under the Revolving Credit Facility is tied to a borrowing base formula that is based on 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria. Under the Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit.

Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility. As of August 20, 2018, no amounts were outstanding under the Revolving Credit Facility.

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material Federal Communications Commission licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Revolving Credit Agreement and the ancillary loan documents as a secured party.

The Revolving Credit Agreement does not contain any financial maintenance covenants with which the Company must comply. However, if average excess availability under the Revolving Credit Facility is less than the greater of (a) 12.50% of the total commitments thereunder or (b) $5.0 million, the Company must comply with a fixed charge coverage ratio of not less than 1.0:1.0.

Amounts outstanding under the Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Revolving Credit Agreement (the “Revolver Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Revolver Guarantors.

For additional information on our liquidity considerations, see "Emergence from Chapter 11; Liquidity and Going Concern Considerations" above.

Cash Flows (Used in) Provided by Operating Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017

(Dollars in thousands)
Net cash (used in) provided by operating activities	$(1,712)	$29,132	$16,940

Net cash provided by operating activities in the Successor Period and the 2018 Predecessor Period compared to the six months ended June 30, 2017 increased as a result of increased profitability partially offset by a decrease in cash collections because of timing.
Cash Flows Used in Investing Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017

(Dollars in thousands)
Net cash used in investing activities	$(19,969)	$(14,019)	$(7,113)
During the Successor Period and the 2018 Predecessor Period, net cash used in investing activities consisted of cash used to complete the Company’s $18.0 million acquisition of WKQX from Merlin, in addition to approximately $16.0 million in capital expenditures. For additional detail about the acquisition of WKQX from Merlin, see Note 14, "Commitments and Contingencies" of the notes to the accompanying Condensed Consolidated Financial Statements.
During the six months ended June 30, 2017, cash used in the Company’s investing activities consisted of $13.2 million of capital expenditures, which were offset by cash proceeds of $6.1 million from the sale of land in our Salt Lake City, Utah market.

Cash Flows Used In Financing Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Six Months Ended June 30, 2017

(Dollars in thousands)
Net cash used in financing activities	$—	$38,652	$(94)
During the Successor Period and the 2018 Predecessor Period the Company made $37.8 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments and was recorded as a reduction to the principal balance of the Predecessor Term Loan. We also incurred approximately $0.9 million in deferred financing costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2018, all $1.3 billion of our long-term debt bore interest at a variable rate. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at June 30, 2018 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and net income would decrease (increase) by $13.0 million.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The question of whether public performance rights exist for Pre-1972 recordings under state law is still being litigated in the Ninth Circuit as a result of a case filed in California. Cumulus is not a party to that case, and the Company is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.

The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any such known claim or lawsuit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. Except with respect to the effectiveness of the Plan and our emergence from bankruptcy, these known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2018, we did not repurchase any shares of our Class A common stock.
Item 5. Other Information

The information contained in Note 16, "Subsequent Events" of the notes to the Condensed Consolidated Financial Statements, is incorporated by reference herein.

Item 6. Exhibits

2.1
First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit A-2 to Exhibit 10.2 hereto)

10.1
Form of Credit Agreement dated as of June 4, 2018, among Holdings, as borrower, the subsidiaries of Holdings party thereto as borrowers, Intermediate Holdings as guarantor, Wilmington Trust, National Association, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2
Warrant Agreement, dated as of June 4, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.4	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.5	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.6	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.7	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.8	Form of Stock Option Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.9	Form of Stock Option Agreement (Senior Executive) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.10	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.11
Credit Agreement, dated as of August 17, 2018, among certain subsidiaries of Cumulus Media New Holdings Inc., as borrowers, certain lenders, Cumulus Media Intermediate Inc., as a guarantor, and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.

99.1
Findings of Fact, Conclusions of Law, and Order Confirming the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

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

CUMULUS MEDIA INC.

August 20, 2018	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer