Form 10-Q
period 2018-09-30
CUMULUS MEDIA INC
filed 2018-11-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of November 7, 2018, the registrant had 16,484,236 outstanding shares of common stock consisting of: (i) 12,901,897 shares of Class A common stock; (ii) 3,582,339 shares of Class B common stock in addition to 2,976,593 Series 1 warrants and 539,180 Series 2 warrants.

CUMULUS MEDIA INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2018 (Successor) and December 31, 2017 (Predecessor)	4
Condensed Consolidated Statements of Operations For the Three Months Ended September 30, 2018 (Successor), Period from June 4, 2018 through September 30, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor), and For the Three and Nine Months Ended September 30, 2017 (Predecessor)	5
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity For the Periods Ended September 30, 2018 (Successor), June 3, 2018 (Predecessor) and December 31, 2017 (Predecessor)	7
Condensed Consolidated Statements of Cash Flows Period from June 4, 2018 through September 30, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor) and the Nine Months Ended September 30, 2017 (Predecessor)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	64
Item 4. Controls and Procedures	64
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	64
Item 1A. Risk Factors	65
Item 6. Exhibits	65

Signatures	65

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	Successor Company	Predecessor Company
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53,978	$102,891
Restricted cash	7,708	8,999
Accounts receivable, less allowance for doubtful accounts of $1,807 and $4,322 at September 30, 2018 and December 31, 2017, respectively	236,015	235,247
Trade receivable	4,465	4,224
Assets held for sale	80,450	—
Prepaid expenses and other current assets	37,387	42,259
Total current assets	420,003	393,620
Property and equipment, net	235,738	191,604
Broadcast licenses	935,773	1,203,809
Other intangible assets, net	201,648	82,994
Goodwill	—	135,214
Other assets	16,226	20,078
Total assets	$1,809,388	$2,027,319
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$93,859	$36,157
Trade payable	3,019	—
Current portion of term loan	13,000	—
Total current liabilities	109,878	36,157
Term loan	1,283,750	—
Other liabilities	24,666	54
Deferred income taxes	46,618	—
Total liabilities not subject to compromise	—	36,211
Liabilities subject to compromise	—	2,687,223
Total liabilities	1,464,912	2,723,434
Commitments and Contingencies (Note 14)
Stockholders’ equity (deficit):
Predecessor Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued, and 29,225,765 shares outstanding at December 31, 2017	—	320
Predecessor Class C common stock, par value $0.01 per share; 80,609 shares authorized issued and outstanding at December 31, 2017	—	1
Predecessor treasury stock, at cost, 2,806,187 shares at December 31, 2017	—	(229,310)
Predecessor additional paid-in-capital	—	1,626,428
Predecessor accumulated deficit	—	(2,093,554)
Successor Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 12,873,697 shares issued and outstanding at September 30, 2018	—	—
Successor Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 3,594,710 shares issued and outstanding at September 30, 2018	—	—
Successor additional paid-in-capital	326,783	—
Successor retained earnings	17,693	—
Total stockholders’ equity (deficit)	344,476	(696,115)
Total liabilities and stockholders’ equity	$1,809,388	$2,027,319
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2018	2017
Net revenue	$282,254	$287,240
Operating expenses:
Content costs	98,494	97,924
Selling, general and administrative expenses	114,345	117,690
Depreciation and amortization	14,142	15,208
Local marketing agreement fees	1,006	2,717
Corporate expenses (including stock-based compensation expense of $1,131 and $354, respectively)	10,878	10,853
Loss (gain) on sale or disposal of assets or stations	34	(83)
Total operating expenses	238,899	244,309
Operating income	43,355	42,931
Non-operating (expense) income:
Interest expense	(22,403)	(35,335)
Interest income	16	34
Loss on early extinguishment of debt	—	(1,063)
Other expense, net	(3,177)	(36)
Total non-operating expense, net	(25,564)	(36,400)
Income before income tax expense	17,791	6,531
Income tax expense	(5,078)	(5,257)
Net income	$12,713	$1,274
Basic and diluted earnings per common share (see Note 13, “Earnings (loss) Per Share”):
Basic: Earnings per share	$0.64	$0.04
Diluted: Earnings per share	$0.63	$0.04
Weighted average basic common shares outstanding	20,004,736	29,306,374
Weighted average diluted common shares outstanding	20,069,587	29,306,374

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30,	Period from January 1, 2018 through June 3,	Nine months ended September 30,
	2018	2018	2017
Net revenue	$377,258	$453,924	$841,801
Operating expenses:
Content costs	127,464	163,885	295,103
Selling, general and administrative expenses	151,779	195,278	350,476
Depreciation and amortization	18,521	22,046	47,610
Local marketing agreement fees	1,364	1,809	8,137
Corporate expenses (including stock-based compensation expense of $1,783, $231 and $1,422, respectively)	21,003	17,169	32,281
Loss (gain) on sale or disposal of assets or stations	34	158	(2,585)
Total operating expenses	320,165	400,345	731,022
Operating income	57,093	53,579	110,779
Non-operating (expense) income:
Reorganization items, net	—	466,201	—
Interest expense	(28,579)	(260)	(103,742)
Interest income	20	50	106
Loss on early extinguishment of debt	—	—	(1,063)
Other expense, net	(3,157)	(273)	(64)
Total non-operating (expense) income, net	(31,716)	465,718	(104,763)
Income before income tax (expense) benefit	25,377	519,297	6,016
Income tax (expense) benefit	(7,684)	176,859	(6,465)
Net income (loss)	$17,693	$696,156	$(449)
Basic and diluted earnings per common share (see Note 13, “Earnings Per Share”):
Basic: Earnings (loss) per share	$0.88	$23.73	$(0.02)
Diluted: Earnings (loss) per share	$0.88	$23.73	$(0.02)
Weighted average basic common shares outstanding	20,009,463	29,338,329	29,306,374
Weighted average diluted common shares outstanding	20,051,796	29,338,329	29,306,374

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Periods Ended September 30, 2018 (Successor), June 3, 2018 (Predecessor), and December 31, 2017 (Predecessor)
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—	—	—	—	—	—	—	—	(44,000)	(44,000)
Other	—	—	—	—	—	—	—	—	247	—	247
Stock-based compensation expense	—	—	—	—	—	—	—	—	231	—	231
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	$(320)	—	$—	(80,609)	$(1)	(2,806,187)	$229,310	$(1,626,906)	$—	$(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—	—	—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—	—	—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—	—	—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—	—	$—	$325,000	$—	$325,000
Net income	—	—	—	—	—	—	—	—	—	17,693	17,693
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,783	—	1,783
Conversion of Class B common stock	1,658,463	—	(1,658,463)	—	—	—	—	—	—	—	—
Exercise of warrants	163,023	—	34,964	—	—	—	—	—	—	—	—
Balance at September 30, 2018 (Successor)	12,873,697	$—	3,594,710	$—	—	$—	—	$—	$326,783	$17,693	$344,476
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30,	Period from January 1, 2018 through June 3,	Nine months ended September 30,
	2018	2018	2017
Cash flows from operating activities:
Net income (loss)	$17,693	$696,156	$(449)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,521	22,046	47,610
Amortization of debt issuance costs/discounts	22	—	7,661
Provision for doubtful accounts	2,009	5,993	4,770
Loss (gain) on sale or disposal of assets or stations	34	158	(2,585)
Non-cash reorganization items, net	—	(523,651)	—
Impairment charges - cost method investment in Next Radio	3,170	—	—
Deferred income taxes	6,823	(179,455)	6,463
Stock-based compensation expense	1,783	231	1,422
Changes in assets and liabilities:
Accounts receivable	(22,294)	12,697	(4,815)
Trade receivable	756	(997)	306
Prepaid expenses and other current assets	(10,635)	(5,831)	(23,536)
Other assets	1,763	(436)	1,036
Accounts payable and accrued expenses	(17,534)	7,777	285
Trade payable	(235)	190	(910)
Other liabilities	575	(5,746)	(4,196)
Net cash provided by operating activities	2,451	29,132	34,125
Cash flows from investing activities:
Acquisition	(18,000)	—	—
Proceeds from sale of assets or stations	—	—	6,090
Capital expenditures	(7,866)	(14,019)	(20,645)
Net cash used in investing activities	(25,866)	(14,019)	(14,555)
Cash flows from financing activities:
Adequate protection payments on term loan	—	(37,802)	(81,652)
Repayment of borrowings under term loan	(3,250)	—	—
Deferred financing costs	—	(850)	(91)
Net cash used in financing activities	(3,250)	(38,652)	(81,743)
Decrease in cash and cash equivalents and restricted cash	(26,665)	(23,539)	(62,173)
Cash and cash equivalents and restricted cash at beginning of period	88,351	111,890	139,284
Cash and cash equivalents and restricted cash at end of period	$61,686	$88,351	$77,111
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
Nature of Business

A leader in the radio broadcasting industry, CUMULUS MEDIA combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 440 owned-and-operated stations broadcasting in 90 U.S. media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus Radio Station Group and Westwood One platforms make CUMULUS MEDIA one of the few media companies that can provide advertisers with national reach and local impact. The Cumulus Radio Station Group and Westwood One are the exclusive radio broadcast partners to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, the Company is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

Basis of Presentation
As previously disclosed, on November 29, 2017 (the “Petition Date”), CM Wind Down Topco Inc. (formerly known as Cumulus Media Inc.), a Delaware corporation (“Old Cumulus”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the "Chapter 11 Cases") were jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381. On May 10, 2018, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization [Docket No. 769] (the “Confirmation Order”), which confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 446] (the “Plan”), as modified by the Confirmation Order. On June 4, 2018 (the “Effective Date”), Old Cumulus satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, the Plan was substantially consummated, and Old Cumulus and the other Debtors emerged from Chapter 11. On June 29, 2018, the Bankruptcy Court entered an order closing the Chapter 11 Cases of all of the Debtors other than Old Cumulus, whose case will remain open until its estate has been fully administered including resolving outstanding claims and the Bankruptcy Court enters an order closing its case.
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
Upon emergence from Chapter 11 on the Effective Date, the Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing its consolidated financial statements (see Note 2, “Emergence from Chapter 11” and Note 3 “Fresh Start Accounting”). As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and consequently the consolidated financial statements on and after June 4, 2018 are not comparable to the consolidated financial statements prior to that date. Refer to Note 3, “Fresh Start Accounting” for additional information.
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

Interim Financial Data
In the opinion of management, all adjustments, other than bankruptcy related adjustments as described in Note 3, "Fresh Start Accounting", consist of normal, recurring adjustments, necessary for a fair statement of the Company’s results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations and cash flows of the Successor for the period from June 4, 2018 through September 30, 2018 and of the Predecessor for the period from January 1, 2018 through June 3, 2018 and the Company’s financial condition as of September 30, 2018, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2018. These consolidated interim financial statements should be read in conjunction with CUMULUS MEDIA’s Annual Report on Form 10-K for the year ended December 31, 2017.

Revision of Previously Issued Financial Statements

During the third quarter of 2018, the Company determined that it had an error in the classification of certain content related costs in the Condensed Consolidated Statement of Operations in previous periods. The Company should have presented the amounts within Content costs rather than within Selling, general and administrative costs. In the accompanying Condensed Consolidated Statement of Operations, the previous periods have been revised to correct this misclassification. This reclassification resulted in an increase in Content costs of $1.3 million, $1.9 million, $3.1 million, $1.6 million and $3.7 million and a corresponding decrease in Selling, general and administrative costs for the Successor Company Period from June 4, 2018 through June 30, 2018, the Predecessor Company Period from April 1, 2018 through June 3, 2018, the Predecessor Company Period from January 1, 2018 through March 30, 2018 and the Predecessor Company three and nine months ended September 30, 2017, respectively. For the Predecessor Company years ended December 31, 2017 and 2016, the reclassification is $6.2 million and $4.3 million, respectively. The correction was not material to the Predecessor or Successor results.

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
During the pendency of the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan and the expectation that it will continue to generate positive cash flows from operating activities, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.
Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The closing of the transaction is subject to various conditions and approvals which remain pending. The asset was classified as held for sale in the Consolidated Balance Sheet at December 31, 2016. At December 31, 2017, the sale of this asset was subject to Bankruptcy Court approval, and consequently, the asset no longer met the definition of held for sale and was classified on the Consolidated Balance Sheet as Property and Equipment, net. As a result of the Company's emergence from Chapter 11 and as of September 30, 2018, the asset again met the criteria to be classified as held for sale. During the three months ended September 30, 2018, the Company entered into an agreement to sell the fixed assets and FCC licenses related to the Blacksburg, VA market to a third party. As of September 30, 2018, the identified assets have been classified as held for sale at fair value less estimated selling costs in the Condensed Consolidated Balance Sheet.

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the Period from June 4, 2018 through September 30, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor) and the Nine Months Ended September 30, 2017 (Predecessor):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30,	Period from January 1, 2018 through June 3,	Nine Months Ended September 30,
	2018	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$27,524	$—	$82,844
Income taxes paid	5,611	1,992	3,444
Supplemental disclosures of non-cash flow information:
Trade revenue	$13,870	$18,973	$28,926
Trade expense	13,891	17,964	27,847
Transfer of deposit from escrow - WKQX acquisition	4,750	—	—
Supplemental disclosures of non-cash reorganization items impact on changes in assets and liabilities:
Accounts receivable	$—	$(11)	$—
Prepaid expenses and other current assets	—	21,077	—
Property and equipment	—	(121,732)	—
Other intangible assets, goodwill and other assets	—	283,217	—
Accounts payable, accrued expenses and other liabilities	—	(36,415)	—
Long-term debt		(994,407)	—
Stockholders' equity	—	324,620	—
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$53,978	$50,046	$69,431
Restricted cash	7,708	38,305	7,680
Total cash and cash equivalents and restricted cash	$61,686	$88,351	$77,111

Recent Accounting Standards Updates

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13 which requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Condensed Consolidated Financial Statements.

ASU 2016-02 - Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either financing or operating, thereby impacting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases ("ASU

2018-10) and ASU 2018-11 - Targeted Improvements ("ASU 2018-11"), which provides technical corrections and clarification to ASU 2016-02. ASU 2016-02 and amendments ASU 2018-10 and ASU 2018-11 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. The Company plans to adopt the new guidance effective January 1, 2019 and apply it prospectively. The impact of new guidance could be material to our Consolidated Balance Sheets resulting from the recognition of operating lease right-of-use assets and liabilities. The new guidance is also expected to impact the measurement and presentation of certain expenses and cash flows related to leasing arrangements. The Company continues to assess the potential impacts of the new standard, including in the areas described above, and anticipates this standard could have a material impact on our consolidated financial statements; however, the Company cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

ASU 2018-02 - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). In February 2018, the FASB issued ASU 2018-02 which ASU 2018-02 provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in accumulated other comprehensive income to retained earnings. The adjustment relates to the change in the U.S. corporate income tax rate. The adoption of this ASU did not impact the Company's Condensed Consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company has applied the new SEC disclosure requirements in its Condensed Consolidated Financial Statements.

ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). The standard aligns the accounting for share-based payment awards issued to employees and non-employees. Changes to the accounting for non-employee awards include: (1) equity-classified share-based payment awards issued to non-employees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date; (2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The guidance should be applied to all new awards granted after the date of adoption. In addition, the modified retrospective approach should be used on all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date by re-measurement at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. The Company is currently evaluating the impact of adopting ASU 2018-07 on its Condensed Consolidated Financial Statements.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the following disclosure requirements for all entities: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the entity’s policy for the timing of transfers between levels of the fair value hierarchy, and the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated.  ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted for any removed or modified disclosures. The Company plans to implement the updated disclosure requirements in its consolidated financial statements effective January 1, 2020.

Adoption of New Accounting Standards
ASU 2014-09 and related updates - Revenue from Contracts with Customers ("ASU 2014-09") or ("ASC 606"). On January 1, 2018, the Company adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported under the previous accounting standards. There was not a material impact to revenues as a result of the recognition of revenue in accordance with ASC 606 for the three and nine months ended September 30, 2018, and there have not been significant changes to the Company's business processes, systems, or internal controls as a result of implementing the standard. See Note 4, "Revenues" for further details.
ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). In January 2016, the FASB issued ASU 2016-01 which enhances the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. This ASU revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also changes certain disclosure requirements associated with the fair value of financial instruments. These changes require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. In February 2018, the FASB issued ASU 2018-03 - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03") which provides an option for a company to "un-elect" the measurement alternative and elect to account for the changes in the fair value of investments through current earnings for certain equity investments that do not have readily determinable fair values. However, once a company makes this election for a particular investment, it must apply the fair value through current earnings model to all identical investments and/or similar investments from the same issuer. Further, a company cannot elect the measurement alternative for future purchases of identical or similar investments of the same issuer. The Company adopted ASU 2016-01 as of January 1, 2018 on a prospective basis and un-elected the measurement alternative and will continue to account for the changes in the fair value of joint venture investments through current earnings. As such, there was no impact to the Condensed Consolidated Financial Statements.
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
ASU 2016-18 - Restricted Cash ("ASU 2016-18"). In November 2016, the FASB issued ASU 2016-18 which provides guidance for the accounting for the disclosure of restricted cash on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2016-18 as of January 1, 2018. Upon adoption of ASU 2016-18 on January 1, 2018, the Company included restricted cash balances along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in its Condensed Consolidated Cash Flows for all periods presented. Additionally, separate line items showing changes in restricted cash balances have been eliminated from the Condensed Consolidated Statement of Cash Flows.

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
The foregoing description of certain matters effected pursuant to the Plan and the transactions related to and contemplated thereunder, is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan.

3. Fresh Start Accounting

In connection with the Company’s emergence from Chapter 11 on the Effective Date, the Company qualified for fresh start accounting under ASC 852 because (i) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters a confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for CUMULUS MEDIA was the Effective Date.

Upon the application of fresh start accounting, CUMULUS MEDIA allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations (“ASC 805”). Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted discount rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements after June 3, 2018 are not comparable to the Company’s consolidated financial statements as of or prior to that date.

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

To estimate enterprise value utilizing the discounted cash flow method, management established an estimate of future cash flows for the period 2018 to 2024 with a terminal value and discounted the estimated future cash flows to present value. The expected cash flows for the period 2018 to 2024 with a terminal value were based upon certain financial projections and assumptions provided to the Bankruptcy Court. The expected cash flows for the period 2018 to 2024 were derived from earnings forecasts and assumptions regarding revenue growth and margin projections, as applicable. A terminal value was included, calculated using the constant growth method, based on the cash flows of the final year of the forecast period.

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

	Predecessor Company As of June 3, 2018	Reorganization Adjustments		Fresh Start Adjustments		Successor Company As of June 4, 2018
Assets
Current assets:
Cash and cash equivalents	$108,480	$(58,434)	(1)	$—		$50,046
Restricted cash	13,720	24,585	(2)	—		38,305
Accounts receivable	215,724	—		—		215,724
Trade receivable	5,221	—		—		5,221
Prepaid expenses and other current assets	49,912	(19,990)	(3)	—		29,922
Total current assets	393,057	(53,839)		—		339,218
Property and equipment, net	193,574	—		121,732	(12)	315,306
Broadcast licenses	1,203,809	—		(285,309)	(13)	918,500
Other intangible assets	75,056	—		137,402	(13)	212,458
Goodwill	135,214	—		(135,214)	(14)	—
Other assets	18,012	—		—		18,012
Total assets	$2,018,722	$(53,839)		$(161,389)		$1,803,494
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$108,448	$6,253	(4)	$(128)	(15)	114,573
Current portion of Term Loan	—	13,000	(5)	—		13,000
Total current liabilities	108,448	19,253		(128)		127,573
Term Loan	—	1,268,983	(5)	18,017	(16)	1,287,000
Other liabilities	2,801	21,312	(6)	13	(17)	24,126
Deferred income taxes	—	50,437	(7)	(10,642)	(18)	39,795
Total non-current liabilities	2,801	1,340,732		7,388		1,350,921
Liabilities subject to compromise	2,647,110	(2,647,110)	(8)	—		—
Total liabilities	2,758,359	(1,287,125)		7,260		1,478,494
Stockholder's (deficit) equity:
Predecessor Class A common stock	320	(320)	(9)	—		—
Predecessor Class C common stock	1	(1)	(9)	—		—
Predecessor treasury stock	(229,310)	229,310	(9)	—		—
Predecessor additional-paid-in-capital	1,626,906	(1,626,906)	(9)	—		—
Successor Class A common stock	—	—		—		—
Successor Class B common stock	—	—		—		—
Successor additional-paid-in-capital	—	325,000	(10)	—		325,000
(Accumulated deficit) retained earnings	(2,137,554)	2,306,203	(11)	(168,649)	(19)	—
Total stockholders' (deficit) equity	(739,637)	1,233,286		(168,649)		325,000
Total liabilities and stockholders’ equity (deficit)	$2,018,722	$(53,839)		$(161,389)		$1,803,494

Reorganization adjustments

1.	Reflects cash payments and the funding of professional fee escrow account from the implementation of the Plan as follows (dollars in thousands):

Payment of professional fees	$3,118
Adequate protection payment	1,326
Payment of contract cure claims	20,341
Funding of professional fee escrow amount	32,517
Other fees and expenses	1,132
Net cash payments	$58,434

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

To estimate the fair value of personal property such as broadcasting and other equipment, with the assistance of third party valuation specialists, the Company utilized a combination of the cost approach and market approach. With the assistance of third party valuation specialists, the Company recognized the contributory value associated with the necessary installation, engineering, and set-up costs related to the installed component of equipment by using the cost approach. The market approach was used for assets where a viable, transparent secondary market existed, such as motor vehicle assets.

To estimate the fair value of real property, with the assistance of third party valuation specialists, the Company considered the cost approach and sales comparison approach. Buildings were primarily valued using the cost approach and with the assistance of valuation specialists, the Company developed a replacement cost new for the improvements and applied deductions for physical depreciation based on the age of the assets. Land was valued under the sales comparison approach, whereby with the assistance of third party valuation specialists, the Company researched transactions involving comparable parcels to provide an indication of the fair value of the various subject parcels.

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

Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Condensed Consolidated Statement of Operations as follows (dollars in thousands):

	Predecessor Company
	Period from April 1, 2018 through June 3, 2018	Period from January 1, 2018 through June 3, 2018
Gain on settlement of Liabilities subject to compromise (a)	$726,831	$726,831
Fresh start adjustments (b)	(179,291)	(179,291)
Professional fees (c)	(29,560)	(54,386)
Non-cash claims adjustments (d)	(15,364)	(15,364)
Rejected executory contracts (e)	(2,936)	(5,976)
Other (f)	(3,312)	(5,613)
Reorganization items, net	$496,368	$466,201

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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$195,364	$201,792
Non-advertising revenues (tower rental and other)	993	1,060
Total Cumulus Radio Station Group revenue	$196,357	$202,852

Westwood One
Advertising revenues (broadcast, digital and trade)	$81,783	$76,782
Non-advertising revenues (license fees and other)	3,444	6,996
Total Westwood One revenue	$85,227	$83,778

Other (1)	$670	$610
Total Revenue	$282,254	$287,240

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine Months Ended September 30, 2017
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, NTR and trade)	$263,322	$301,804	$582,294
Non-advertising revenues (tower rental and other)	1,392	1,513	2,756
Total Cumulus Radio Station Group revenue	$264,714	$303,317	$585,050

Westwood One
Advertising revenues (broadcast, digital and trade)	$106,769	$143,215	$239,043
Non-advertising revenues (license fees and other)	4,814	6,500	15,824
Total Westwood One revenue	$111,583	$149,715	$254,867

Other (1)	$961	$892	$1,884
Total Revenue	$377,258	$453,924	$841,801

(1)	Other is comprised of revenue from certain digital commerce and broadcast software sales and services.

Advertising Revenues

Substantially all of the Company’s revenues are from advertising, primarily generated through (i) the sale of broadcast radio advertising time and advertising and promotional opportunities across digital audio networks to local, regional, and national advertisers and (ii) remote/event revenue. The Company considers each advertising element a separate contract, and thus a separate performance obligation, as a result of both the customer’s and the Cumulus Radio Station Group or Westwood One’s respective ability to stop transferring promised goods or services during the contract term without notice or penalty. Thus, revenue associated with these contracts is recognized at the time advertising or other services, for example hosting an event, is delivered.
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
Trade and Barter Transactions
The Company provides advertising time in exchange for goods or services such as products, supplies, or services. Trade revenue totaled $10.6 million, $19.0 million and $13.9 million for the three months ended September 30, 2018, for the period from January 1, 2018 through June 3, 2018, and for the period June 4, 2018 through September 30, 2018. Trade revenue of approximately $8.7 million and $28.9 million was recognized for the three and nine months ended September 30, 2017, respectively.

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
To satisfy the requirement of accounting for the material right, the Company considers both the transaction price associated with each spot as well as the timing of revenue recognition for the spots. Customers are often provided bonus spots, which are radio advertising spots, free of charge, explicitly within the contract terms or implicitly agreed upon with the customer consistent with industry standard practices. The Company typically runs these bonus spots concurrent with paid spots. As the delivery and revenue recognition for both paid and bonus spots generally occur within the same period, the time of delivery and recognition of revenue is insignificant.

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
For contracts with a client whose customer life covers a year or less, companies may use a practical expedient that allows the option to expense commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, the amortization period assessed by management was the contract life. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Sales, General and Administrative expense. The Company does not apply the practical expedient option to new local direct contracts, as the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of September 30, 2018, the Company recorded an asset of approximately $5.1 million related to the unamortized portion of commission expense on new local direct revenue. Under ASC 605, commission expense on new local direct revenue would have been expensed as incurred.
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

5. Restricted Cash
As of September 30, 2018 and December 31, 2017, the Condensed Consolidated Balance Sheets included approximately $7.7 million and $9.0 million, respectively, in restricted cash. Restricted cash is used primarily for collateralizing standby letters of credit for certain leases and insurance policies and securing certain transactions as dictated by the financial institutions used by the Company.

6. Property and Equipment, net

		Successor Company	Predecessor Company
(dollars in thousands)	Estimated Useful Life	As of September 30, 2018	As of December 31, 2017
Land	N/A	$79,464	$86,308
Broadcasting and other equipment	3 to 30 years	69,282	240,740
Computer and capitalized software costs	1 to 3 years	13,966	29,793
Furniture and fixtures	5 years	4,983	15,278
Leasehold improvements	5 years	24,953	42,504
Buildings	9 to 20 years	27,969	51,549
Construction in progress	N/A	22,805	32,463
		243,422	498,635
Less: accumulated depreciation		(7,684)	(307,031)
Property and equipment, net		$235,738	$191,604

In connection with the application of fresh start accounting on June 3, 2018, the Company recorded fair value adjustments disclosed in Note 3, “Fresh Start Accounting.” Accumulated depreciation was therefore eliminated as of that date.

The table presented above does not reflect certain assets in the Company's Washington, DC and Blacksburg, VA markets which have been classified as held for sale in the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2018 as disclosed in Note 1, "Nature of Business, Interim Financial Data and Basis of Presentation."

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

Intangible Assets
In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by valuation specialists. The Company’s intangible assets are as follows (dollars in thousands):

Intangible Assets:	FCC Licenses	Definite-Lived	Total
Balance as of January 1, 2018 (Predecessor Company)	$1,203,809	$82,994	$1,286,803
Dispositions	—	—	—
Amortization	—	(7,938)	(7,938)
Balance as of June 3, 2018 (Predecessor Company)	$1,203,809	$75,056	$1,278,865
Impact of fresh start accounting	(285,309)	137,402	(147,907)
Balance as of June 4, 2018 (Successor Company)	$918,500	$212,458	$1,130,958
Transfer to assets held for sale	(203)	(39)	(242)
Amortization	—	(10,771)	(10,771)
Acquisition	17,476	—	17,476
Balance as of September 30, 2018 (Successor Company)	$935,773	$201,648	$1,137,421

As part of fresh start accounting, the Company removed existing intangibles and accumulated amortization and recorded an adjustment of $147.9 million to reflect the fair value of intangibles. (See Note 3, “Fresh Start Accounting").

The Company performs impairment testing of its Federal Communications Commission (“FCC”) licenses and goodwill annually as of December 31 of each year and on an interim basis if events or circumstances indicate that FCC licenses or goodwill may be impaired. The Company reviews the carrying value of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships for recoverability prior to its annual impairment test of goodwill and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three months ended September 30, 2018, nor did the Company have goodwill as of September 30, 2018.

8. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Successor Company	Predecessor Company
	September 30, 2018	December 31, 2017
Predecessor Term Loan	$—	$1,722,209
7.75% Senior Notes:	—	610,000
Long-term debt, net subject to compromise	$—	$2,332,209
Less: Amounts reclassified to Liabilities subject to compromise	—	(2,332,209)
Term Loan	$1,296,750	$—
Less: Current portion	13,000	—
Long-term debt, net	$1,283,750	$—

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

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At September 30, 2018, the Term Loan bore interest at 6.58% per annum.

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

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty (except that any prepayment during the period of six months following the closing of the Credit Agreement would require a premium equal to 1.00% of the prepaid principal amount). The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement). On October 11, 2018, the Company completed a discounted prepayment of a portion of the Term Loan. The Company purchased $50.2 million of face value of the Term Loan for $50.0 million, a discount to par value of 0.40%.

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

Revolving Credit Agreement

On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, certain lenders, Intermediate Holdings as a guarantor, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.

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

Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility. As of September 30, 2018 and on October 11, 2018, following the $50.0 million prepayment of the Term Loan, no amounts were outstanding under the Revolving Credit Facility.

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

Amounts outstanding under the Predecessor Term Loan amortized at a rate of 1.0% per annum of the original principal amount of the Predecessor Term Loan, payable quarterly, with the balance payable on the maturity date. Borrowings under the Predecessor Term Loan bore interest based on the Base Rate (as defined below) or LIBOR, plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings were subject to a LIBOR floor of 1.0%. Base Rate-based borrowings were subject to a Base Rate floor of 2.0%. Base Rate was defined, for any day, as the rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 0.5%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%.

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
Interest on the 7.75% Senior Notes was payable May 1 and November 1 of each year. The 7.75% Senior Notes were scheduled to mature on May 1, 2019. While under bankruptcy protection, Old Cumulus did not make interest payments or recognize interest expense on the 7.75% Senior Notes. As a result, Old Cumulus's interest expense for the period from January 1, 2018 through June 3, 2018, was approximately $22.1 million lower than it would have been absent the filing of the voluntary petitions for reorganization.
On the Effective Date, the 7.75% Senior Notes were canceled and all liabilities thereunder were discharged.

9. Fair Value Measurements

The following table shows the gross amount and fair value of the Term Loan, the Predecessor Term Loan and the 7.75% Senior Notes (dollars in thousands):

	Successor Company	Predecessor Company
	September 30, 2018	December 31, 2017
Term Loan:
Gross value	$1,296,750	$—
Fair value - Level 2	$1,281,319	$—
Predecessor Term Loan:
Gross value	$—	$1,722,209
Fair value - Level 2	$—	$1,481,100
7.75% Senior Notes:
Gross value	$—	$610,000
Fair value - Level 2	$—	$105,988
As of September 30, 2018, the Company used trading prices from a third party of 98.81% to calculate the fair value of the Term Loan.
As of December 31, 2017, Old Cumulus used trading prices from a third party of 86.0% to calculate the fair value of the Predecessor Term Loan and 17.40% to calculate the fair value of the 7.75% Senior Notes.

10. Income Taxes

The Company’s income tax provision and effective tax rate were as follows:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
(in thousands, except percentages)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine Months Ended September 30, 2017
Income before income taxes	$17,791	$6,531	$25,377	$519,297	$6,016
Effective tax rate	28.5%	80.5%	30.3%	(34.1)%	107.5%
Provision (benefit) for income taxes	$5,078	$5,257	$7,684	$(176,859)	$6,465
Provision for income taxes at 21% or 35%	$3,736	$2,286	$5,330	$109,052	$2,106
Difference between tax at effective rate versus statutory rate	$1,342	$2,971	$2,354	$(285,911)	$4,359

The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company three months ended September 30, 2018 and the Successor Company period from June 4, 2018 through September 30, 2018 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, and the tax effect of changes in uncertain tax positions. The change in uncertain tax positions relates to the release of certain reserves because of the expiration of statutes of limitation and changes in interest accruals associated with these uncertain tax positions.

The effective tax rate for the periods ended in 2018 reflect the reduced federal income tax rate of 21% resulting from the enactment of the Tax Cuts and Jobs Act ("the Tax Act") in 2017. Under Staff Accounting Bulletin 118 ("SAB 118"), the Company recorded provisional estimates related to deferred tax implications and the impact of state income taxes in 2017 related to the enactment of the Tax Act, and the Company continues to analyze the various aspects of the Tax Act which could impact these provisional estimates. The Company expects to finalize its accounting for the Tax Act in the last quarter of 2018.

The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period January 1, 2018 through June 3, 2018 relates to the income tax exclusion of cancellation of indebtedness income ("CODI") arising from the effectiveness of the Plan, the Company's elections to increase the tax basis in certain assets, state and local income taxes, the impact of non-deductible expenses and changes to the valuation allowance.

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

In conjunction with the Plan, the Company implemented a series of internal reorganization transactions through which it transferred the assets of Old Cumulus to an indirect wholly-owned subsidiary of the reorganized Cumulus Media Inc. (see Note 1, “Nature of Business, Interim Financial Data and Basis of Presentation”). The transfer of assets for income tax purposes results in a taxable sale of assets and stock, whereby the Company receives a step up in the tax basis of a significant portion of the underlying assets transferred, resulting in a future tax benefit.

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

The difference between the effective tax rate and the federal statutory rate of 35.0% for the Predecessor Company three months ended September 30, 2017 primarily related to state and local income taxes, the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions and state tax law changes enacted during the period.
The difference between the effective tax rate of 107.5% and the federal statutory rate of 35.0% for the Predecessor Company nine months ended September 30, 2017 primarily related to the tax effect of stock option terminations and forfeitures, state and local incomes taxes, the tax effect of changes in uncertain tax positions and state tax law changes enacted during the period.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company continually reviews the adequacy of the valuation allowance, and as of September 30, 2018 continues to maintain a full valuation allowance on federal and state net operating loss carryforwards for which the Company does not believe they will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

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

In connection with the Company’s emergence from Chapter 11 and in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 1145 of the Bankruptcy Code, the Company issued a total of 11,052,211 shares of new Class A common stock, 5,218,209 shares of new Class B common stock, 3,016,853 Series 1 warrants and issued or will issue 712,736 Series 2 warrants to holders of certain claims against the Predecessor Company. The holders of claims with respect to the Predecessor Term Loan received 83.5% of the new common stock and warrants issued. The holders of unsecured claims, including claims arising from the 7.75% Senior Notes, received, or will receive in the aggregate, 16.5% of the new common stock and warrants issued. During the period from June 4, 2018 to September 30, 2018, certain holders of new Class B common stock elected to exchange 1,658,463 shares of new Class B common stock for an equal number of shares of new Class A common stock.
As of September 30, 2018, the Successor Company had 16,468,407 aggregate issued and outstanding shares of new common stock consisting of:
(i) 12,873,697 shares designated as Class A common stock;
(ii) 3,594,710 shares designated as Class B common stock
Successor Stock Purchase Warrants
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

12. Stock-Based Compensation Expense

Successor Share-Based Compensation

Upon adopting ASC 718 for awards with service conditions, the Successor Company made an election to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the resulting fair value could differ. The Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For restricted stock awards the Company utilized the intrinsic value method.

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
The total grants awarded during the period from June 4, 2018 through September 30, 2018 are presented in the table below:

Successor Company
Period from June 4, 2018 through September 30, 2018
Stock option grants	581,124
Restricted stock unit grants	600,031
Total grants in the successor period	1,181,155

The total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations for the period from June 4, 2018 through September 30, 2018 was as follows (in thousands):

Successor Company
Period from June 4, 2018 through September 30, 2018
Stock option grants	$466
Restricted stock unit grants	1,317
Total expense	$1,783

Predecessor Share-Based Compensation

Upon adopting ASC 718 for awards with service conditions, the Predecessor Company made an election to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In addition, the Predecessor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options was determined by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions were used, the resulting fair value could have differed. For restricted stock awards the Company utilized the intrinsic value method.

The total grants awarded during the January 1, 2018 through June 3, 2018 period, and the three and nine months ended September 30, 2017 are presented in the table below:

	Predecessor Company
	Three Months Ended September 30, 2017	Period from January 1, 2018 through June 3, 2018	Nine Months Ended September 30, 2017
Stock option grants	1,250	—	76,250

The total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations during the January 1, 2018 through June 3, 2018 period and the three and nine months ended September 30, 2017 was as follows (in thousands):

	Predecessor Company
	Three Months Ended September 30, 2017	Period from January 1, 2018 through June 3, 2018	Nine Months Ended September 30, 2017
Stock option grants	$354	$231	$1,422

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

The following table presents the reconciliation of basic to diluted weighted average common shares from diluted weighted average common shares (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$12,713	$1,274
Less:
Participation rights of certain warrants in undistributed earnings	—	1
Basic net income attributable to common shares	$12,713	$1,273
Denominator:
Basic weighted average shares outstanding	20,005	$29,306
Basic undistributed net income per share attributable to common shares	$0.64	$0.04

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$12,713	$1,274
Less:
Participation rights of certain warrants in undistributed earnings	—	1
Diluted net income attributable to common shares	$12,713	$1,273
Denominator:
Basic weighted average shares outstanding	20,005	29,306
Effect of dilutive options and restricted share units	65	—
Diluted weighted average shares outstanding	20,070	29,306
Diluted undistributed net income per share attributable to common shares	$0.63	$0.04

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine Months Ended September 30, 2017
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$17,693	$696,156	$(449)
Basic net income (loss) attributable to common shares	$17,693	$696,156	$(449)
Denominator:
Basic weighted average shares outstanding	20,009	29,338	$29,306
Basic undistributed net income (loss) per share attributable to common shares	$0.88	$23.73	$(0.02)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$17,693	$696,156	$(449)
Diluted net income (loss) attributable to common shares	$17,693	$696,156	$(449)
Denominator:
Basic weighted average shares outstanding	20,009	29,338	29,306
Effect of dilutive options and restricted share units	42	—	—
Diluted weighted average shares outstanding	20,051	29,338	29,306
Diluted undistributed net income (loss) per share attributable to common shares	$0.88	$23.73	$(0.02)

14. Commitments and Contingencies
Future Commitments

The radio broadcast industry’s principal ratings service is Nielsen Audio (“Nielsen”), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $163.5 million, as of September 30, 2018, and is expected to be paid in accordance with the agreements through December 2021.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of September 30, 2018, the Company believes that it will meet all such material minimum obligations.

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

Legal Proceedings

In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act is still being litigated in the Ninth Circuit as a result of a case filed in California. Cumulus is not a party to that case, and the Company is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.

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

In 2018, we changed the allocation of certain segment employee costs to align with the management reporting structure.  For comparability, we have reclassified prior year segment financial results to reflect these changes.  These reclassifications only affect our segment reporting and do not impact our consolidated financial results.

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
The Company’s financial data by segment is presented in the tables below (in thousands):

	Three Months Ended September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$196,357	$85,227	$670	$282,254

	Three Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$202,852	$83,778	$610	$287,240

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924

	Period from June 4, 2018 through September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$264,714	$111,583	$961	$377,258

	Nine Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$585,050	$254,867	$1,884	$841,801

	Successor Company	Predecessor Company
	Three Months Ended September 30,	Three Months Ended September 30,
	2018	2017
Adjusted EBITDA by segment
Cumulus Radio Station Group	$50,399	$52,770
Westwood One	19,157	17,987
Segment Adjusted EBITDA	69,556	70,757
Adjustments to reconcile to GAAP measure
Corporate and other expense	(7,452)	(8,992)
Income tax expense	(5,078)	(5,257)
Non-operating expense, including net interest expense	(25,564)	(35,335)
Local marketing agreement fees	(1,006)	(2,717)
Depreciation and amortization	(14,142)	(15,208)
Stock-based compensation expense	(1,131)	(354)
(Loss) gain on sale or disposal of assets or stations	(34)	83
Loss on early extinguishment of debt	—	(1,063)
Acquisition-related and restructuring costs	(2,738)	(499)
Franchise and state taxes	302	(141)
Consolidated GAAP net income	$12,713	$1,274

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30,	Period from January 1, 2018 through June 3,	Nine Months Ended September 30,
	2018	2018	2017
Adjusted EBITDA by segment
Cumulus Radio Station Group	$71,259	$76,009	$148,794
Westwood One	26,847	19,210	45,144
Segment Adjusted EBITDA	98,106	95,219	193,938
Adjustments to reconcile to GAAP measure
Corporate and other expense	(9,887)	(14,707)	(26,039)
Income tax (expense) benefit	(7,684)	176,859	(6,465)
Non-operating expense, including net interest expense	(31,716)	(483)	(103,700)
Local marketing agreement fees	(1,364)	(1,809)	(8,137)
Depreciation and amortization	(18,521)	(22,046)	(47,610)
Stock-based compensation expense	(1,783)	(231)	(1,422)
(Loss) gain on sale or disposal of assets or stations	(34)	(158)	2,585
Reorganization items, net	—	466,201	—
Loss on early extinguishment of debt	—	—	(1,063)
Acquisition-related and restructuring costs	(9,679)	(2,455)	(2,116)
Franchise and state taxes	255	(234)	(420)
Consolidated GAAP net income (loss)	$17,693	$696,156	$(449)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

●	General overview, including our emergence from Chapter 11;
●	Results of operations; and
●	Liquidity and capital resources.
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

Emergence from Chapter 11; Liquidity and Going Concern Considerations
As previously disclosed, on November 29, 2017 (the “Petition Date”), CM Wind Down Topco Inc. (formerly known as Cumulus Media Inc.), a Delaware corporation (“Old Cumulus”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the "Chapter 11 Cases") were jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381. On May 10, 2018, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization [Docket No. 769] (the “Confirmation Order”), which confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 446] (the “Plan”), as modified by the Confirmation Order. On June 4, 2018 (the “Effective Date”), Old Cumulus satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, the Plan was substantially consummated, and Old Cumulus and the other Debtors emerged from Chapter 11. On June 29, 2018, the Bankruptcy Court entered an order closing the Chapter 11 Cases of all of the Debtors other than Old Cumulus, whose case will remain open until its estate has been fully administered including resolving outstanding claims and the Bankruptcy Court enters an order closing its case.
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

•
On the Effective Date, our certificate of incorporation was amended and restated to authorize the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0000001 per share (“new Class A common stock”),100,000,000 shares of Class B common stock, par value $0.0000001 per share (“new Class B common stock” and, together with the new Class A common stock, the “new common stock”) and 100,000,000 shares of preferred stock (see Note 11, “Stockholders’ Equity”);

•	On the Effective Date, we issued 11,052,211 shares of new Class A common stock and 5,218,209 shares of new Class B common stock;

•	On the Effective Date, we issued 3,016,853 Series 1 warrants to purchase shares of new common stock;

•
After the Effective Date, we also issued or will issue 712,736 Series 2 warrants (the “Series 2 warrants” and, together with the Series 1 warrants, the “Warrants”) to purchase shares of new common stock;

•
We entered into a $1.3 billion credit agreement (the “Credit Agreement” or “Term Loan”) with Wilmington Trust, N.A., as administrative agent (the “Agent”) and the lenders named therein (see Note 8, “Long-Term Debt”);

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

•	Our board of directors was reconstituted to consist of our President and Chief Executive Officer and six independent directors selected by the holders of the Predecessor Term Loan; and

•	Intercompany Claims and Interests (as defined in the Plan) were canceled without any distribution on account of such Intercompany Claims and Interests.
The foregoing description of certain of the matters effected pursuant to the Plan and the transactions related to and contemplated thereunder, is not intended to be a complete description of, or a substitute for, a full and complete reading of the Plan.
On November 22, 2017, as a result of our previously disclosed non-compliance with certain NASDAQ Stock Market LLC ("NASDAQ") listing rules, trading in our Class A common stock was suspended effective at the open of business, on November 22, 2017. After our emergence from Chapter 11, we applied for relisting on the NASDAQ Global Market. On July 27, 2018, we received notification from NASDAQ that our application was approved. Our Class A common stock began trading on the NASDAQ Global Market at the open of business on August 1, 2018.
In connection with our emergence from Chapter 11 on the Effective Date, we qualified for fresh start accounting under ASC 852 because (i) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the pre-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters the confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for CUMULUS MEDIA was the Effective Date.
Upon the application of fresh start accounting, CUMULUS MEDIA allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations ("ASC 805"). Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, our consolidated financial statements after June 3, 2018 will not be comparable to our consolidated financial statements as of or prior to that date.
In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and ASC 205-40, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Quarterly Report on Form 10-Q.
During the pendency of the Chapter 11 Cases, Old Cumulus’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan and the expectation that it will continue to generate positive cash flows from operating activities, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-Q.

As of September 30, 2018, we had $61.7 million of cash and cash equivalents including restricted cash. We generated cash from operating activities of $2.5 million for the period from June 4, 2018 through September 30, 2018 and $29.1 million for the period from January 1 through June 3, 2018. Old Cumulus generated cash from operating activities of $34.1 million for the nine month period ended September 30, 2017.

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

As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, the Predecessor Company incurred non-cash impairment charges against intangible assets and goodwill, including a non-cash impairment charge against FCC licenses of $335.9 million for the year ended December 31, 2017 and charges totaling $603.1 million against goodwill and FCC licenses for the year ended December 31, 2016. Such non-cash charges reduced the Predecessor Company’s reported operating results in those periods; however, as these charges did not require a cash outlay, they had no effect on liquidity. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

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

In determining Adjusted EBITDA, we exclude from net income items not related to core operations and those that are non-cash including: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

The following selected data from our unaudited Condensed Consolidated Statements of Operations should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
STATEMENT OF OPERATIONS DATA:
Net revenue	$282,254	$287,240
Content costs	98,494	97,924
Selling, general and administrative expenses	114,345	117,690
Depreciation and amortization	14,142	15,208
Local marketing agreement fees	1,006	2,717
Corporate expenses (including stock-based compensation expense)	10,878	10,853
Loss (gain) on sale or disposal of assets or stations	34	(83)
Operating income	43,355	42,931
Interest expense	(22,403)	(35,335)
Interest income	16	34
Loss on early extinguishment of debt	—	(1,063)
Other expense, net	(3,177)	(36)
Income before income taxes	17,791	6,531
Income tax expense	(5,078)	(5,257)
Net income	$12,713	$1,274
KEY FINANCIAL METRIC:
Adjusted EBITDA	$62,104	$61,765

Successor Company Three Months Ended September 30, 2018 Compared to the Predecessor Company Three Months Ended September 30, 2017
Net Revenue

Net revenue for the Successor Company three months ended September 30, 2018 compared to net revenue for the Predecessor Company three months ended September 30, 2017 decreased primarily as a result of a decline in local broadcast advertising revenue within our radio markets and the loss of approximately $1.8 million in revenue from United States Traffic Networks ("USTN"), partially offset by increases in digital advertising revenue, national advertising revenue and cyclical political revenue. For a discussion of net revenue by segment and a comparison by segment of the Successor Company three months ended September 30, 2018 and the Predecessor Company three months ended September 30, 2017, see the discussion under "Segment Results of Operations."

Content Costs

Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the Successor Company three months ended September 30, 2018 compared to the Predecessor Company three months ended September 30, 2017 increased primarily as a result of higher digital costs associated with higher digital revenue during the comparative periods. The increase in digital costs was partially offset by decreases as a result of the termination or renegotiation of certain contractual agreements, in some cases in connection with the filing of the Chapter 11 Cases and a decrease in employee costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the Successor Company three months ended September 30, 2018 compared to the Predecessor Company three months ended September 30, 2017 decreased primarily as a result of lower sales commission associated with lower broadcast revenue and the impact of our implementation of ASC 606 as well lower salary expense, ratings service fees and legal fees.
Depreciation and Amortization
Depreciation and amortization for the Successor Company three months ended September 30, 2018 are not directly comparable to depreciation and amortization for the Predecessor Company three months ended September 30, 2017. During the Successor Company three months ended September 30, 2018, depreciation and amortization expense decreased because of our fresh start accounting application.
Local Marketing Agreement Fees

Local marketing agreements are those agreements under which we program a radio station on behalf of another party. Our local marketing agreement fees are not comparable between the Successor and Predecessor periods. During the quarter ended March 31, 2018, the Company and Merlin Media, LLC ("Merlin") amended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company then ceased programming one of the stations ("WLUP") on March 9, 2018. On June 15, 2018, the Company purchased the other station (“WKQX”) and certain intellectual property for $18.0 million in cash.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs

Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the Successor Company three months ended September 30, 2018 compared to the Predecessor Company three months ended September 30, 2017 increased primarily as a result of higher restructuring expenses after the Effective Date related to our emergence from Chapter 11and an increase in stock-based compensation expense. These increases were partially offset by lower corporate employee costs.

Interest Expense
Total interest expense for the Successor Company three months ended September 30, 2018 is not comparable to that of the Predecessor Company three months ended September 30, 2017. During the Successor Company three months ended September 30, 2018, we recorded interest expense of approximately $22.1 million on $1.3 billion in outstanding debt at an average interest rate of approximately 6.7%. During the Predecessor Company three months ended September 30, 2017, we recorded and paid interest expense in accordance with the provisions of the then outstanding debt agreements prior to our emergence from Chapter 11.

The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Bank borrowings – Term Loan	$22,140	$—
7.75% Senior Notes	—	11,819
Bank borrowings – Predecessor Term Loan	—	20,234
Other, including debt issue cost amortization	263	3,282
Interest expense	$22,403	$35,335
Other (Expense) Income, net

During the Successor Company three months ended September 30, 2018, we recorded a non-cash charge of $3.2 million to write off our investment in NextRadio. There were no similar charges for the Predecessor Company three months ended September 30, 2017.
Income Tax Expense

The Company’s income tax provision and effective tax rate were as follows:

	Successor Company	Predecessor Company
(in thousands, except percentages)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Income before income taxes	$17,791	$6,531
Effective tax rate	28.5%	80.5%
Provision for income taxes	5,078	5,257
Provision for income taxes at 21% or 35%	3,736	2,286
Difference between tax at effective rate versus statutory rate	$1,342	$2,971

The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company three months ended September 30, 2018 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, and the tax effect of changes in uncertain tax positions.

The difference between the effective tax rate and the federal statutory rate of 35.0% for the Predecessor Company three months ended September 30, 2017 primarily related to state and local income taxes, the tax effect of certain statutory non-deductible items, the tax effect of changes in uncertain tax positions and state tax law changes enacted during the period.
We recognize the benefits of deferred tax assets only as our assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). We continually review the adequacy of the valuation allowance, and as of September 30, 2018 continue to maintain a full valuation allowance on federal and state net operating loss carryforwards for which we do not believe we will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns as well as future profitability.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Company three months ended September 30, 2018 compared to the Predecessor Company three months ended September 30, 2017 increased. For a discussion of Adjusted EBITDA by segment and a comparison by segment of the Successor Company three months ended September 30, 2018 to the Predecessor Company three months ended September 30, 2017, see the discussion under "Segment Results of Operations."
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
GAAP net income	$12,713	$1,274
Income tax expense	5,078	5,257
Non-operating expenses, including net interest expense	25,564	35,335
Local marketing agreement fees	1,006	2,717
Depreciation and amortization	14,142	15,208
Stock-based compensation expense	1,131	354
Loss (gain) on sale of assets or stations	34	(83)
Loss on early extinguishment of debt	—	1,063
Acquisition-related and restructuring costs	2,738	499
Franchise and state taxes	(302)	$141
Adjusted EBITDA	$62,104	$61,765

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine months ended September 30, 2017
STATEMENT OF OPERATIONS DATA:
Net revenue	$377,258	$453,924	$841,801
Content costs	127,464	163,885	295,103
Selling, general and administrative expenses	151,779	195,278	350,476
Depreciation and amortization	18,521	22,046	47,610
Local marketing agreement fees	1,364	1,809	8,137
Corporate expenses (including stock-based compensation expense)	21,003	17,169	32,281
Loss (gain) on sale or disposal of assets or stations	34	158	(2,585)
Operating income	57,093	53,579	110,779
Reorganization items, net	—	466,201	—
Interest expense	(28,579)	(260)	(103,742)
Interest income	20	50	106
Loss on early extinguishment of debt	—	—	(1,063)
Other expense, net	(3,157)	(273)	(64)
Income before income taxes	25,377	519,297	6,016
Income tax (expense) benefit	(7,684)	176,859	(6,465)
Net income (loss)	$17,693	$696,156	$(449)
KEY FINANCIAL METRIC:
Adjusted EBITDA	$88,219	$80,512	$167,899

Fresh Start Accounting Adjustments

The Company's operating results and key operating performance measures on a consolidated basis, as well as within the Cumulus Radio Station Group and Westwood One, were not materially impacted by the reorganization. We believe that certain of our consolidated operating results for the period from January 1, 2018 through June 3, 2018 (“2018 Predecessor Period”), when combined with our consolidated operating results for the period from June 4, 2018 through September 30, 2018 (“Successor Period”) are comparable to certain operating results from the comparable prior year’s periods. Accordingly, we believe that discussing the combined results of operations and cash flows of the Predecessor Company and the Successor Company for the nine month period ended September 30, 2018 is useful when analyzing certain financial performance measures. For items that are not comparable, we have included additional analysis to supplement the discussion.

Successor Period and 2018 Predecessor Period Compared to the Predecessor Company Nine Months Ended September 30, 2017
Net Revenue

Net revenue for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company nine months ended September 30, 2017 decreased primarily as a result of a decline in local broadcast advertising revenue in our radio markets and the loss of approximately $2.5 million in revenue from USTN, partially offset by increases in national and digital advertising revenue as well as cyclical political advertising revenue. For a discussion of net revenue by segment and a comparison by segment of the Successor Period and 2018 Predecessor Period to the Predecessor Company nine months ended September 30, 2017, see the discussion under "Segment Results of Operations."

Content Costs
Content costs for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company nine months ended September 30, 2017 decreased primarily as a result of the termination or renegotiation of certain contractual agreements, in some cases in connection with the filing of the Chapter 11 Cases and a decrease in employee costs partially offset by an increase in digital costs associated with higher digital revenue during the comparative periods.
Selling, General & Administrative Expenses
Selling, general and administrative expenses for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company nine months ended September 30, 2017 decreased primarily as a result of lower sales commissions associated with lower broadcast revenue and the impact of our implementation of ASC 606 as well lower salary expense, ratings service fees and legal fees. These decreases were partially offset by a $4.1 million bad debt expense related to receivables from USTN.
Depreciation and Amortization
Depreciation and amortization for the Successor Period and 2018 Predecessor Period are not directly comparable to depreciation and amortization for the Predecessor Company nine months ended September 30, 2017. During the Successor Period and 2018 Predecessor Period amortization expense decreased because of our fresh start accounting application.
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
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs

Corporate expenses, including stock-based compensation expense, for the Successor Period and 2018 Predecessor Period increased compared to the Predecessor Company nine months ended September 30, 2017. This increase was primarily the result of an increase in professional fees after the Effective Date related to our emergence from Chapter 11, partially offset by a decrease in corporate employee costs.
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

Interest Expense
Total interest expense for the Successor Period and 2018 Predecessor Period are not comparable, nor is the total interest expense for those periods combined comparable to that of the Predecessor Company nine months ended September 30, 2017. During the Successor Period, we recorded interest expense of approximately $28.3 million on $1.3 billion in outstanding debt at an average interest rate of approximately 6.6%. During the 2018 Predecessor Period, the Predecessor Company made adequate protection payments in lieu of interest payments on the Predecessor Term Loan which were recorded as a reduction of the principal balance outstanding. Interest payments were not recorded or paid on the 7.75% Senior Notes while we were in Chapter 11. During the Predecessor Company nine months ended September 30, 2017, we recorded and paid interest expense in accordance with the provisions of the then outstanding debt agreements.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine months ended September 30, 2017
Bank borrowings – Term Loan	$28,280	$—	$—
7.75% Senior Notes	—	—	35,456
Bank borrowings – Predecessor Term Loan	—	—	58,994
Other, including debt issue cost amortization	299	260	9,292
Interest expense	$28,579	$260	$103,742
Other (Expense) Income, net

During the Successor Period and 2018 Predecessor Period, we recorded a non-cash charge of $3.2 million to write off our investment in NextRadio. There were no similar charges for the Predecessor Company nine months ended September 30, 2017.

Income Tax Expense (Benefit)
The Company’s income tax provision (benefit) and effective tax rate were as follows:

	Successor Company	Predecessor Company
(in thousands, except percentages)	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine Months Ended September 30, 2017
Income before income taxes	$25,377	$519,297	$6,016
Effective tax rate	30.3%	(34.1)%	107.5%
Provision (benefit) for income taxes	7,684	(176,859)	6,465
Provision for income taxes at 21% or 35%	5,330	109,052	2,106
Difference between tax at effective rate versus statutory rate	$2,354	$(285,911)	$4,359

The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company period from June 4, 2018 through September 30, 2018 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, and the tax effect of changes in uncertain tax positions. The change in uncertain tax positions relates to the release of certain reserves because of the expiration of statutes of limitation and changes in interest accruals associated with these uncertain tax positions.
The effective tax rate for the periods ended in 2018 reflect the reduced federal income tax rate of 21% resulting from the enactment of the Tax Cuts and Jobs Act ("the Tax Act") in 2017. Under Staff Accounting Bulletin 118 ("SAB 118"), the Company recorded provisional estimates related to deferred tax implications and the impact of state income taxes in 2017 related to the enactment of the Tax Act, and the Company continues to analyze the various aspects of the Tax Act which could impact these provisional estimates. The Company expects to finalize its accounting for the Tax Act in the last quarter of 2018.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period from January 1, 2018 to June 3, 2018 related to the income tax exclusion of cancellation of indebtedness income ("CODI") arising from the effectiveness of the Plan, the Company's elections to increase the tax basis in certain assets, state and local income taxes, the impact of non-deductible reorganization costs and other non-deductible expenses and changes to the valuation allowance.
Under the Plan, a substantial portion of the Predecessor Company’s prepetition debt securities and other obligations ere extinguished and the Company recognized CODI. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized by the debtor company as a result of the consummation of a plan of reorganization. Substantially all of our tax attributes are expected to be reduced when the statutory reduction occurs on the first day of our tax year subsequent to the date of emergence which we expect to be January 1, 2019.
IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382, with the limitation based on the value of the corporation as of the emergence date. The ownership changes and resulting annual limitation may result in the expiration of net operating losses or other tax attributes otherwise available, with a corresponding decrease in our valuation allowance.
In conjunction with the Plan, we implemented a series of internal reorganization transactions through which we transferred the assets of Old Cumulus to an indirect wholly-owned subsidiary of reorganized Cumulus Media Inc. (see Note 1, “Nature of Business, Interim Financial Data and Basis of Presentation”). The transfer of assets for income tax purposes results in a taxable sale of assets and stock, whereby we will receive a step up in the tax basis of a significant portion of the underlying assets transferred, resulting in a future tax benefit.
The application of fresh start accounting on June 4, 2018 resulted in the re-measurement of deferred income taxes associated with the revaluation of our assets and liabilities (see Note 3, “Fresh Start Accounting”). As a result, net deferred income tax liabilities decreased $10.6 million. We continue to consider whether our deferred income tax assets are more likely than not to be realized based on our ability to generate sufficient taxable income in future years. At this time, we have determined that any tax attribute carryovers in existence prior to the date of reorganization are not more likely than not to be realized, as a result of attribute reduction, statutory limitations on utilization, and lack of future income at Old Cumulus.
The difference between the effective tax rate of 107.5% and the federal statutory rate of 35.0% for the Predecessor Company nine months ended September 30, 2017 primarily related to the tax effect of stock option terminations and forfeitures, state and local income taxes, the tax effect of changes in uncertain tax positions and state tax law changes enacted during the period.

We recognize the benefits of deferred tax assets only as our assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). We continually review the adequacy of the valuation allowance, and as of September 30, 2018 continue to maintain a full valuation allowance on federal and state net operating loss carryforwards for which we do not believe we will be able to meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company nine months ended September 30, 2017 increased. For a discussion of Adjusted EBITDA by segment and a comparison by segment of the Successor Period and 2018 Predecessor Period to the Predecessor Company nine months ended September 30, 2017, see the discussion under "Segment Results of Operations."

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine months ended September 30, 2017
GAAP net income (loss)	$17,693	$696,156	$(449)
Income tax expense (benefit)	7,684	(176,859)	6,465
Non-operating expenses, including net interest expense	31,716	483	103,700
Local marketing agreement fees	1,364	1,809	8,137
Depreciation and amortization	18,521	22,046	47,610
Stock-based compensation expense	1,783	231	1,422
Loss (gain) on sale of assets or stations	34	158	(2,585)
Loss on early extinguishment of debt	—	—	1,063
Reorganization items, net	—	(466,201)	—
Acquisition-related and restructuring costs	9,679	2,455	2,116
Franchise and state taxes	(255)	234	420
Adjusted EBITDA	$88,219	$80,512	$167,899

Segment Results of Operations
The reconciliation of segment Adjusted EBITDA to net income (loss) is presented in Note 15, "Segment Data" of the notes to the accompanying unaudited Condensed Consolidated Financial Statements.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$196,357	$85,227	$670	$282,254
% of total revenue	69.6%	30.2%	0.2%	100.0%
$ change from three months ended September 30, 2017	$(6,495)	$1,449	$60	$(4,986)
% change from three months ended September 30, 2017	(3.2)%	1.7%	9.8%	(1.7)%

	Three Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$202,852	$83,778	$610	$287,240
% of total revenue	70.6%	29.2%	0.2%	100.0%
Net revenue for the Successor Company three months ended September 30, 2018 compared to the Predecessor Company three months ended September 30, 2017 decreased. The decrease resulted primarily from a decline in revenues at the Cumulus Radio Station Group, partially offset by an increase in revenues at Westwood One. Corporate and Other revenue was essentially flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by decreases in local advertising revenue and the loss of revenue from WLUP. The increase in revenue at Westwood One was primarily driven by an increase in broadcast and digital revenue, partially offset by the loss of approximately $1.8 million in revenue from USTN.

	Three Months Ended September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$50,399	$19,157	$(7,452)	$62,104
$ change from three months September 30, 2017	$(2,371)	$1,170	$1,540	$339
% change from three months September 30, 2017	(4.5)%	6.5%	17.1%	0.5%

	Three Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$52,770	$17,987	$(8,992)	$61,765
Adjusted EBITDA for the Successor Company three months ended September 30, 2018 compared to the Predecessor Company three months ended September 30, 2017 increased. Adjusted EBITDA increased at the Westwood One and Corporate and Other segments, respectively which was partially offset by a decrease at the Cumulus Radio Station Group. Adjusted EBITDA at the Cumulus Radio Station Group decreased primarily as a result of the decrease in revenue described above. Adjusted EBITDA at Westwood One and Corporate and Other increased primarily as a result of higher revenue at Westwood One and lower expenses at Corporate and Other.

	Period from June 4, 2018 through September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$264,714	$111,583	$961	$377,258

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924

	Nine months ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$585,050	$254,867	$1,884	$841,801
% of total revenue	69.5%	30.3%	0.2%	100.0%
Net revenue for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company nine months ended September 30, 2017 decreased. The decrease resulted from a decline in revenues at the Cumulus Radio Station Group, partially offset by an increase at Westwood One, while Corporate and Other revenue was essentially flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by decreases in local advertising revenue and the loss of revenue from WLUP. The increase in revenue at Westwood One was primarily driven by increases in broadcast and digital revenue partially offset by the loss of approximately $2.5 million in revenue from USTN.

	Period from June 4, 2018 through September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$71,259	$26,847	$(9,887)	$88,219

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$76,009	$19,210	$(14,707)	$80,512

	Nine Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$148,794	$45,144	$(26,039)	$167,899
Adjusted EBITDA for the Successor Period and 2018 Predecessor Period compared to the Predecessor Company nine months ended September 30, 2017 increased. Adjusted EBITDA increased at Westwood One and Corporate and Other segments, respectively, partially offset by a decrease at the Cumulus Radio Station Group. Adjusted EBITDA at Westwood One increased as a result of increased revenues and certain lower content expenses, partially offset by the $4.8 million in bad debt expense and lost revenue related to USTN and increases in expenses related to the higher revenue. Adjusted EBITDA at the Cumulus Radio Station Group decreased as a result of a decline in revenue which was partially offset by the reduction of other expenses.
The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA for the periods presented above (dollars in thousands):

	Three Months Ended September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$42,395	$13,100	$(42,782)	$12,713
Income tax expense	—	—	5,078	5,078
Non-operating expense, including net interest expense	—	206	25,358	25,564
Local marketing agreement fees	1,006	—	—	1,006
Depreciation and amortization	6,964	5,845	1,333	14,142
Stock-based compensation expense	—	—	1,131	1,131
Loss on sale or disposal of assets or stations	34	—	—	34
Acquisition-related and restructuring costs	—	6	2,732	2,738
Franchise and state taxes	—	—	(302)	(302)
Adjusted EBITDA	$50,399	$19,157	$(7,452)	$62,104

	Three Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$40,812	$12,012	$(51,550)	$1,274
Income tax expense	—	—	5,257	5,257
Non-operating (income) expense, including net interest expense	(1)	132	35,204	35,335
Local marketing agreement fees	2,717	—	—	2,717
Depreciation and amortization	9,349	5,443	416	15,208
Stock-based compensation expense	—	—	354	354
Gain on sale or disposal of assets or stations	(107)	—	24	(83)
Loss on early extinguishment of debt	—	—	1,063	1,063
Acquisition-related and restructuring costs	—	400	99	499
Franchise and state taxes	—	—	141	141
Adjusted EBITDA	$52,770	$17,987	$(8,992)	$61,765

	Period from June 4, 2018 through September 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$60,722	$18,896	$(61,925)	$17,693
Income tax expense	—	—	7,684	7,684
Non-operating (income) expense, including net interest expense	(4)	253	31,467	31,716
Local marketing agreement fees	1,364	—	—	1,364
Depreciation and amortization	9,143	7,794	1,584	18,521
Stock-based compensation expense	—	—	1,783	1,783
Loss on sale or disposal of assets or stations	34	—	—	34
Acquisition-related and restructuring costs	—	(96)	9,775	9,679
Franchise and state taxes	—	—	(255)	(255)
Adjusted EBITDA	$71,259	$26,847	$(9,887)	$88,219

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group		Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(477,966)		$259,441	$914,681	$696,156
Income tax benefit	—		—	(176,859)	(176,859)
Non-operating (income) expense, including net interest expense	(2)		204	281	483
Local marketing agreement fees	1,809		—	—	1,809
Depreciation and amortization	10,251	—	9,965	1,830	22,046
Stock-based compensation expense	—		—	231	231
Loss on sale or disposal of assets or stations	14		—	144	158
Reorganization items, net	541,903		(251,487)	(756,617)	(466,201)
Acquisition-related and restructuring costs	—		1,087	1,368	2,455
Franchise and state taxes	—		—	234	234
Adjusted EBITDA	$76,009		$19,210	$(14,707)	$80,512

	Nine Months Ended September 30, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$113,266	$26,499	$(140,214)	$(449)
Income tax expense	—	—	6,465	6,465
Non-operating (income) expense, including net interest expense	(4)	407	103,297	103,700
Local marketing agreement fees	8,137	—	—	8,137
Depreciation and amortization	30,004	16,346	1,260	47,610
Stock-based compensation expense	—	—	1,422	1,422
Gain on sale of assets or stations	(2,609)	—	24	(2,585)
Loss on early extinguishment of debt	—	—	1,063	1,063
Acquisition-related and restructuring costs	—	1,892	224	2,116
Franchise and state taxes	—	—	420	420
Adjusted EBITDA	$148,794	$45,144	$(26,039)	$167,899

Liquidity and Capital Resources

As described above, on the Effective Date, the Company and certain of its subsidiaries entered into the Credit Agreement. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided the Company with a $1.3 billion senior secured Term Loan.

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At September 30, 2018, the Term Loan bore interest at 6.58% per annum.

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

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty (except that any prepayment during the period of six months following the closing of the Credit Agreement would require a premium equal to 1.00% of the prepaid principal amount). The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement). On October 11, 2018, the Company completed a discounted prepayment of a portion of the Term Loan. The Company purchased $50.2 million of face value of the

Term Loan for $50.0 million, a discount to par value of 0.40%. The transaction was funded with cash from operations. Subsequent to this prepayment transaction, the $50.0 Revolving Credit Agreement (defined below) remained undrawn.

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

On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a Credit Agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, certain lenders, Intermediate Holdings as a guarantor, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.

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

Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility. As of September 30, 2018 and on October 11, 2018, following the $50.0 million prepayment of the Term Loan, no amounts were outstanding under the Revolving Credit Facility.

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

For additional information on our liquidity considerations, see "Emergence from Chapter 11; Liquidity and Going Concern Considerations" above.

Cash Flows Provided by Operating Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine months ended September 30, 2017

(Dollars in thousands)
Net cash provided by operating activities	$2,451	$29,132	$34,125

Net cash provided by operating activities in the Successor Period and the 2018 Predecessor Period compared to the nine months ended September 30, 2017 decreased primarily as a result of a decrease in cash collections and an increase in payments of accounts payable and accrued expense both because of timing.
Cash Flows Used in Investing Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine months ended September 30, 2017

(Dollars in thousands)
Net cash used in investing activities	$(25,866)	$(14,019)	$(14,555)
During the Successor Period and the 2018 Predecessor Period, net cash used in investing activities consisted of cash used to complete the Company’s $18.0 million acquisition of WKQX from Merlin, in addition to approximately $21.9 million in capital expenditures. For additional detail about the acquisition of WKQX from Merlin, see Note 14, "Commitments and
Contingencies" of the notes to the accompanying Condensed Consolidated Financial Statements.
During the nine months ended September 30, 2017, cash used in the Company’s investing activities consisted of $20.6 million of capital expenditures, which were offset by cash proceeds of $6.1 million from the sale of land in our Salt Lake City, Utah market.

Cash Flows Used In Financing Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Nine months ended September 30, 2017

(Dollars in thousands)
Net cash used in financing activities	$(3,250)	$(38,652)	$(81,743)
During the Successor Period and the 2018 Predecessor Period the Company made $37.8 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments and recorded these payments as a reduction to the principal balance of the Predecessor Term Loan and also made $3.3 million in mandatory amortization payments on borrowings on our Term Loan.
For the nine months ended September 30, 2017 net cash used in financing activities included $81.7 million in repayments on borrowings on our Predecessor Term Loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2018, all $1.3 billion of our long-term debt bore interest at a variable rate. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at September 30, 2018 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and pre-tax net income would decrease (increase) by $13.0 million.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the United States District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the United States District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act is still being litigated in the Ninth Circuit as a result of a case filed in California. Cumulus is not a party to that case, and the Company is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.

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

CUMULUS MEDIA INC.

November 14, 2018	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer