Form 10-K
period 2018-12-31
CUMULUS MEDIA INC
filed 2019-03-18
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Class A Common Stock, par value $.0000001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $239.3 million.
As of March 11, 2019, the registrant had outstanding 16,648,590 shares of common stock consisting of (i) 13,092,968 shares of Class A common stock; and (ii) 3,555,622 shares of Class B common stock in addition to 2,903,248 Series 1 warrants and 476,534 Series 2 warrants.
DOCUMENTS INCORPORATED BY REFERENCE
None

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018

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

Emergence from Chapter 11
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

•
Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, as supplemented, and pursuant to which Old Cumulus had outstanding senior notes with a face value of $610.0 million (“7.75% Senior Notes”); and

•	Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”).

    Additional Matters Contemplated by the Plan

•
In accordance with the Plan, on the Effective Date each share of Old Cumulus’s Class A common stock, par value $0.01 per share (the “old Class A common stock”), Class B common stock, par value $0.01 per share (the “old

Class B common stock”), and Class C common stock, par value $0.01 per share (the "old Class C common stock” and together with the old Class A common stock and the old Class B common stock, the “old common stock”) outstanding immediately prior to the Effective Date, including all stock options, warrants or other rights, including rights issued under the Rights Agreement, to purchase such old common stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect. Furthermore, all of Old Cumulus’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect;

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

•
We entered into a $1.3 billion credit agreement (the “Credit Agreement” or “Term Loan”) with Wilmington Trust, N.A., as administrative agent (the “Agent”) and the lenders named therein (see Note 9, “Long-Term Debt”);

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
Company Overview
A leader in the radio broadcasting industry, CUMULUS MEDIA combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 433 owned-and-operated stations broadcasting in 88 U.S. media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, it is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

We are a Delaware corporation, organized in 2018, and a successor to a Delaware corporation with the same name that was organized in 2002.

Strategic Overview
We are focused on building our competitive position in the expanding audio landscape by achieving leadership positions in the markets in which we operate and leveraging those positions in conjunction with our network platform, national scale, and local advertiser relationships to build value for all our stakeholders. The Company seeks to achieve our objective through the execution of three specific strategies:
•enhancing operating performance to drive cash flow generation, through the execution of a range of initiatives across both our radio station and network platforms to maintain or grow market share, reduce costs and improve efficiency;
•expanding high growth digital businesses in local marketing services and new audio formats such as podcasting and streaming;
•optimizing our asset portfolio by taking advantage of opportunities to strengthen our position in markets where we are, or can become, leaders and to exit markets or dispose of assets that are not supportive of our objectives if we can do so accretively.
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 433 owned and operated stations, operating in 16 large and 73 small and mid-sized media markets and 8,000 network affiliates with an aggregate weekly reach of 245 million listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allow us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
National reach
As one of the largest radio advertising and content providers in the United States we provide a national platform which allows us to more effectively and efficiently compete for national advertising dollars. In addition, this national network platform provides targeted access and more diverse demographics and age groups to better meet our customers’ needs and allow for more focused marketing. Our sales team has the ability to aggregate advertising inventory time across our owned-and-operated and/or affiliate networks, and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences.
Endorsement value of our talent
Our on-air and podcast talent often provide personal endorsements of advertisers’ products via live or recorded reads. To the extent our talent has won the trust of their audiences, such endorsements can be well-received by listeners and, as such, valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products.
Broadening relationships with local advertisers
The multiple contacts our local sales people have with their clients over the course of a year often give them a degree of familiarity with their clients’ needs and the ability to tailor campaigns to help them achieve success. Over the last several years, those interactions have allowed us to expand our support of new and existing clients’ business objectives by offering them additional products, most importantly digital marketing services, which generally supplement their radio buys.
Diversified customer base and geographic mix
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base including local advertisers based in our 89 cities or "markets" as well as advertisers based outside those markets seeking to obtain the regional or national exposure we can provide in radio or digital formats. We sell our advertising time both nationally and locally through an integrated sales approach that ranges from traditional radio spots to non-traditional sales programs, including on-line couponing and various on-air and digital integrated marketing programs.

Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include automotive, restaurants, entertainment, financial, and communications. We derive additional revenue from political candidates, political parties, and special interest groups particularly in even-numbered years in advance of various elections. We have a broad distribution of advertisers across all of our stations and Westwood One.
Focus on corporate culture
We believe maintaining a corporate culture that supports employee engagement has been, and will continue to be important to our continued success. Through a rigorous and systematic cultural values framework, FORCE (Focused, Responsible, Collaborative, and Empowered), we believe we have created a motivated employee base that is invested in both their jobs and the Company’s progress and a culture that serves as a critical catalyst to driving higher performance.

Ability to leverage content across platforms

Our various content platforms, including local stations, the Westwood One Network and our growing podcast and streaming businesses, provide diversified content to build relationships with listeners as well as access to a broader base of talent across those platforms. We have had recent success in extending content from one platform to another (such as from local radio to network syndication and from podcasting to broadcast radio) to build audiences and monetization opportunities and expect to continue to do so increasingly in the future.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional, national spot and network advertisers.
Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups with advertising. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic qualities. Advertisers and stations use data published by audience measurement services, such as Nielsen Audio, to estimate how many people within particular geographical markets and demographics listen to specific stations. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.
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
Our stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, and outdoor advertising as well as search engine, e-commerce and other websites and satellite-based digital radio and music services. We cannot predict how existing or new sources of competition will affect our performance and results of operations.
Advertising Sales
The majority of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. In addition, we generate revenue from the sale of commercial air time our network receives from its radio station affiliates (and aggregates for sale to national advertisers) in exchange for programming and services. To a lesser extent, we also purchase commercial inventory to sell by our network and occasionally also receive cash from affiliates for network programming and services. Our major advertiser categories are:

Automotive	Food products	Retail
Entertainment	Home products	Restaurants
Financial	Professional services	Telecommunications/Media
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
Competition
The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media. Additionally, we compete with various digital platforms and services including streaming music and other entertainment services for both listeners and advertisers.
Factors that affect a radio station’s competitive position include station brand identity and loyalty, the attractiveness of the stations programming content to audiences, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market through research, seeking to improve our stations’ programming, implementing targeted advertising campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising dollars for each station individually. We also seek to improve our competitive position by focusing on building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, which we believe will allow us to better attract advertisers seeking to reach those listeners.
The success of each of our stations depends largely upon rates it can charge for its advertising, which in turn is affected by the number of local advertising competitors, the overall demand for advertising within individual markets and the station’s listener base. These conditions may fluctuate and are highly susceptible to changes in both local markets and general macroeconomic conditions. Specifically, a radio station’s competitive position can be enhanced or negatively impacted by a variety of factors, including the changing of, or another station changing, its format to compete directly for a certain demographic of listeners and advertisers or an upgrade of the station’s authorized power through the relocation or upgrade of transmission equipment. Another station’s decision to convert to a similar format to that of one of our radio stations in the same geographic area, to improve its signal reach through equipment changes or upgrades, or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue for our station. Any adverse change affecting advertising expenditures in a particular market or in the relative market share of our stations located in a particular market could have a material adverse effect on the results of our radio stations located in that market or, possibly, the Company as a whole. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.
Under federal laws and Federal Communications Commission (the “FCC”) rules, a single party can own and operate multiple stations in a local market, subject to certain limitations described below. We believe that companies that form groups of commonly owned stations or joint arrangements, such as LMAs, in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in most of our markets and may pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties that own and operate as many or more stations as we do.
Some of these regulations, however, can serve to protect the competitive position of existing radio stations to some extent by creating certain regulatory barriers to new entrants. The ownership of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can own in a given market is limited under certain FCC rules. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Nielsen Audio Metro" (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Nielsen Audio Metro. In those markets that are not in a Nielsen Audio Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that overlap. These FCC ownership rules may, in some instances, limit the number of stations we or our competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to reduce any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see “- Federal Regulation of Radio Broadcasting.”
Employees
At December 31, 2018, we employed 5,135 people, 3,449 of whom were employed full time. Of these employees, approximately 224 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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

The following table sets forth, as of March 11, 2019, the number of stations by market of all our owned and/or operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any.

Market	Stations

Abilene, TX	4
Albany, GA	6
Albuquerque, NM	8
Allentown, PA	2
Amarillo, TX	6
Ann Arbor, MI	4
Appleton, WI	4
Atlanta, GA	4
Baton Rouge, LA	5
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Bridgeport, CT	2
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	8
Des Moines, IA	5
Detroit, MI	3
Erie, PA	4
Eugene, OR	5
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fort Walton Beach, FL	5
Fresno, CA	5
Grand Rapids, MI	5
Green Bay, WI	6
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO	6
Knoxville, TN	4
Kokomo, IN	1

Market	Stations

Lafayette, LA	5
Lake Charles, LA	6
Lancaster, PA	2
Lexington, KY	6
Little Rock, AR	7
Los Angeles, CA	2
Macon, GA	6
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA	6
Montgomery, AL	6
Muncie, IN	2
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
New York, NY	4
Oklahoma City, OK	7
Oxnard-Ventura, CA	4
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	7
Santa Barbara, CA	1
Savannah, GA	7
Shreveport, LA	5
Springfield, MA	2
Stockton, CA	2
Syracuse, NY	4
Tallahassee, FL	5
Toledo, OH	6
Topeka, KS	7
Tucson, AZ	5
Washington, DC	3
Westchester, NY	1
Wichita Falls, TX	4
Wilkes-Barre, PA	6
Wilmington, NC	5
Worcester, MA	3
York, PA	4
Youngstown, OH	8
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation, and our emergence from Chapter 11 in June 2018, we were required to place certain stations into two divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. As of March 11, 2019, there are five stations remaining in those trusts.
Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonably should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a declaratory ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis. Since that time, the FCC acted on several petitions for declaratory ruling which requested that various entities be permitted to exceed the 25% foreign equity and voting limitations. In those cases, the FCC permitted foreign ownership of as much as 100% by both specifically-identified foreign persons and generally, subject to various conditions. These rulings were based upon the specific facts relating to the respective cases, and it is uncertain how the FCC would treat any request which might be made to increase alien ownership of our stock in excess of the current threshold. We filed a petition for declaratory ruling with the FCC in July, 2018, requesting that we be permitted to have 100% foreign ownership generally. That petition remains pending before the FCC and we cannot predict how the FCC will act on it or when such action may be taken.
In September 2016, the FCC issued new policies governing how broadcast companies calculate the amount of their stock which is foreign held. These new policies permit a public company, which takes adequate steps to determine the extent to which its stock is foreign-owned or voted, to presume that shares as to which it lacks knowledge of foreign ownership or voting control do not raise a foreign ownership issue. Under previous FCC policies, stock which could not specifically be identified as owned and voted by U.S. citizens was presumed to be foreign held. Under the new rules, the FCC in certain instances has permitted specific foreign investors to increase their non-controlling ownership in a broadcast company to 49.99%, and certain other investors to increase their controlling ownership to 100%, without further FCC approval.
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. The Communications Laws formerly restricted (1) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (2) the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market, but those “cross ownership” rules were lifted by the FCC effective in February 2018. However, the FCC’s action in lifting the cross-ownership rules is currently the subject of a petition for review filed by several public interest organizations. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any specific proposals but seeks comment regarding whether its local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule or what impact any such changes would have on our holdings.
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
Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules and also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our cash flows, financial condition or operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). In September 2015, the FCC adopted an order revising its rules that require a radio station to broadcast the material terms and conditions of any on-air contest. Under these, stations may satisfy that disclosure obligation by posting the material terms and conditions of an on-air contest on the station’s web site or on another publicly-available Internet site instead of broadcasting them over the air.
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
Content, Licenses and Royalties
We must pay royalties to song composers and publishers whenever we broadcast musical compositions. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations (“PROs”) to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the United States, which are the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”) and SESAC, Inc. (“SESAC”). There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge. In 2013, a new PRO was formed named Global Music Rights (“GMR”). GMR has secured the rights to certain copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. (‘RMLC’), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, have instituted antitrust litigation against one another. The litigation is ongoing. The withdrawal of a significant number of musical composition copyright owners from the three established PROs; the emergence of one or more additional PROs; and the outcome of the GMR/RMLC litigation could impact, and in some circumstances increase, our royalty rates and negotiation costs.
Antitrust and Market Concentration Considerations
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
Pending and potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (“HSR Act”), by the Department of Justice (the "DOJ”) or the Federal Trade Commission (the “FTC”), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $90 million or more (such threshold effective April 3, 2019). Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers as of March 11, 2019:

Name	Age	Position(s)
Mary G. Berner	59	President and Chief Executive Officer
John Abbot	56	Executive Vice President, Treasurer and Chief Financial Officer
Richard S. Denning	52	Executive Vice President, Secretary and General Counsel
Suzanne M. Grimes	60	Executive Vice President of Corporate Marketing and President of Westwood One
Mary G. Berner is our President and Chief Executive Officer. Ms. Berner was initially elected to the Board of Directors at our 2015 annual meeting of stockholders. Prior to being appointed as Chief Executive Officer in October 2015, Ms. Berner served as President and Chief Executive Officer of MPA - The Association of Magazine Media since September 2012. From 2007 to 2011, she served as Chief Executive Officer of Reader's Digest Association. Before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and Chief Executive Officer and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour and TV Guide. Ms. Berner serves and has served on a variety of industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts from the College of the Holy Cross.
John Abbot is our Executive Vice President, Treasurer, and Chief Financial Officer. Mr. Abbot joined Cumulus Media in July 2016. Prior to joining the Company, Mr. Abbot served as Executive Vice President and Chief Financial Officer of Telx Holdings Inc., a leading provider of connectivity, co-location and cloud services in the data center industry, from 2014 through 2015. Prior to Telx, which was sold to Digital Realty Trust in October 2015, Mr. Abbot served as Chief Financial Officer of Insight Communications Company, Inc., a cable television business, for eight years. During the prior nine years, he worked in the Global Media and Communications Group of the Investment Banking Division at Morgan Stanley, where he ultimately was a Managing Director. Mr. Abbot began his financial career as an associate at Goldman, Sachs & Co., and prior to that served as a Surface Warfare Officer in the U.S. Navy for six years. He received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from The Pennsylvania State University, and an MBA from Harvard Business School.
Richard S. Denning is our Executive Vice President, Secretary and General Counsel. Prior to joining the Company in February, 2002, Mr. Denning was an attorney with Dow, Lohnes & Albertson, PLLC (“DL&A”) within DL&A’s corporate practice group in Atlanta, advising a number of media and communications companies on a variety of corporate and transactional matters. Mr. Denning also spent four years in DL&A’s Washington, D.C. office and has extensive experience in regulatory proceedings before the FCC. Mr. Denning has been a member of the Pennsylvania Bar since 1991, the District of Columbia Bar since 1993, and the Georgia Bar since 2000. He is a graduate of The National Law Center, George Washington University.
Suzanne M. Grimes is our Executive Vice President of Corporate Marketing and President of Westwood One. Prior to joining our Company in January 2016, Ms. Grimes served as Founder and Chief Executive Officer of Jott LLC, a consultancy for media and technology start-ups, since January 2015. From December 2012 to September 2014, Ms. Grimes served as President and Chief Operating Officer of Clear Channel Outdoor North America. Prior to that, Ms. Grimes held leadership roles at News Corp, Condé Nast and Reader’s Digest and previously served on the Board of the Outdoor Advertising Association of America and MPA - The Association of Magazine Media. She currently serves on the board of the Radio Advertising Bureau.  Ms. Grimes earned a Bachelor of Science degree in Business Administration from Georgetown University.
Available Information
The Company files annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Internet site address is www.cumulus.com. The information on our website is not incorporated by reference or part of this or any report we file with or furnish to the SEC. On our site we make available, free of charge, our most recent Annual Report on Form 10-K, subsequent quarterly reports, our proxy statements and other information we file with the SEC, as soon as reasonably practicable after such documents are filed.

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
The Telecommunications Act of 1996 (“Telecom Act”) opened up markets to competition by removing regulatory barriers to entry. The Telecom Act may allow for the further consolidation of ownership of radio broadcasting stations in markets in which we operate or may operate in the future, which could further increase competition in these markets. In addition, some competing owners may be larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. The lifting of cross ownership rules by the FCC in 2018 further removed barriers to competition from local media companies who might purchase radio station in our markets. As a result of all the foregoing, there can be no assurance that the competitive environment will not affect us, and that any one or all of our stations will be able to maintain or increase advertising revenue market share.

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
We have approximately 8,000 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases expenses.

The Term Loan Agreement contains certain restrictions and limitations that could significantly affect Cumulus’s ability to operate its business, as well as significantly affect its liquidity.
The Term Loan Agreement contains a number of significant covenants that could adversely affect Cumulus’s ability to operate its businesses, as well as significantly affect its liquidity, and therefore could adversely affect Cumulus’s results of operations. These covenants restrict (subject to certain exceptions) Cumulus’s ability to: incur additional indebtedness; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; sell assets; make investments, loans and advances; make payments and modifications to subordinated and other material debt instruments; enter into transactions with affiliates; consummate sale-leaseback transactions; change its fiscal year; enter into hedging arrangements; allow third parties to manage its stations, and sell substantially all of the stations’ programming or advertising; transfer or assign FCC licenses to third parties; and change its lines of business.
The breach of any covenants or obligations in the Term Loan, not otherwise waived or amended, could result in a default under the Term Loan Agreement and could trigger acceleration of those obligations. Any default under the Term Loan could adversely affect Cumulus’s growth, financial condition, results of operations and ability to make payments on debt.

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

We have written off, and could in the future be required to write off a significant portion of the fair value of our FCC licenses, which may adversely affect our financial condition and results of operations.
As of December 31, 2018, our (Successor Company) FCC licenses comprised 52.6% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC350”), to assess the fair value of our FCC broadcast licenses to determine whether the carrying value of those assets is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2017, we (Predecessor Company) recorded an impairment charge of $335.9 million on our FCC licenses. During the year ended December 31, 2016, we (Predecessor Company) recorded an impairment charge of $603.1 million on our goodwill and FCC licenses. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.

The public market for our Class A Common Stock may be volatile.

The market price for our Class A common stock could be subject to wide fluctuations as a result of such factors as:

• the total number of shares of Class A common stock available to trade and the low trading volume of the stock;
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

Further, the stock markets, and in particular the NASDAQ Global Market, the market on which our Class A common stock is listed, from time to time have experienced extreme price and volume fluctuations that were not necessarily related or proportionate to the operating performance of the affected companies. In addition, general economic, political and market conditions such as recessions, interest rate movements or international currency fluctuations, may adversely affect the market price of our Class A common stock.
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
We are dependent on key personnel.
Our business is and is expected to continue to be managed by a small number of key management and operating personnel, and the loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to effectively train and manage our employee base. Although we have entered into employment and other retention agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances, we cannot be assured that all of those restrictions would be enforced if challenged in court.
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
The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one our stations is improperly interfering with that licensee’s station. There can be no assurance as to how the FCC might resolve such a dispute. These FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on our business and results of operations.
Legislation and regulation of digital media businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our digital media technology platform or business model.

U.S. and foreign governments have enacted, considered or are currently considering legislation or regulations that relate to digital advertising, including, for example, regulations related to the online collection and use of anonymous user data and unique device identifiers, such as Internet Protocol addresses (“IP address”), unique mobile device identifiers or geo-location data and other privacy and data protection regulation. Such legislation or regulations could affect the costs of doing business online, and could reduce the demand for our digital solutions or otherwise harm our digital operations. For example, a wide variety of state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, such measures may not always be effective. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. In addition, it is possible that these laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations governing privacy, data security or consumer protection, could result in proceedings against us by governmental entities, consumers or others. Any such proceedings could force us to spend significant amounts in defense of these proceedings, distract our management, result in fines or require us to pay significant monetary damages, damage our reputation, adversely affect the demand for our services, increase our costs of doing business or otherwise cause us to change our business practices or limit or inhibit our ability to operate or expand our digital operations
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency, sponsorship identification and EAS rules, violations of which could have a material adverse effect on our business.
The Company is subject to many rules and regulations that govern the operations of its radio stations. The FCC has previously imposed, or sought to impose, fines on the Company, such as a $540,000 penalty imposed on us in early 2016 for sponsorship identification violations occurring in 2011, nearly all of which occurred prior to the Company’s ownership of the station and continued for approximately one month thereafter.  The FCC also has shortened the license renewal terms for certain of our radio stations in response to rule violations. It also is not uncommon for a radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and/or operated by the Company, and those penalties could be substantial.

FCC’s regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($397,251 for a single violation, up to a maximum of $3,666,930 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
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
We currently pay royalties to song composers and publishers through BMI, ASCAP, SESAC and GMR but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
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

Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and other factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	our achievement of certain expected revenue results, including as a result of factors or events that are unexpected or otherwise outside of our control;

•	our ability to generate sufficient cash flows to service our debt and other obligations and our ability to access capital, including debt or equity;

•	general economic or business conditions affecting the radio broadcasting industry which may be less favorable than expected, decreasing spending by advertisers;

•	changes in market conditions which could impair our intangible assets and the effects of any material impairment of our intangible assets;

•	our ability to execute our business plan and strategy;

•	our ability to attract, motivate and/or retain key executives and associates;

•	increased competition in the radio broadcasting industry and our ability to respond to changes in technology in order to remain competitive;

•	disruptions or security breaches of our information technology infrastructure;

•	the impact of current, pending or future legislation and regulations, antitrust considerations, and pending or future litigation or claims;

•	changes in regulatory or legislative policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	changes in capital expenditure requirements;

•	changes in interest rates;

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
We own properties throughout our markets and also lease additional studio, office facilities, and tower sites in support of our business operations. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York; Dallas, Texas; Denver, Colorado and Los Angeles, California for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our equipment used in operating our stations and network, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
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
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any such known claim or lawsuit will not have amaterial adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information For Common Stock
Shares of our Class A common stock, par value $0.01 per share, were delisted from the National Association of Securities Dealers Automated Quotations (the "NASDAQ") Capital Market as of November 22, 2017, because the Company was not compliant with Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). On November 29, 2017, the Company's stock began trading on the OTC Markets. After our emergence from Chapter 11, we applied for relisting on the NASDAQ Global Market and on July 27, 2018, we received notification from NASDAQ that our application was approved. Our Class A common stock began trading on the NASDAQ Global Market at the open of business on August 1, 2018.

Holders
As of March 11, 2019, there were approximately 289 holders of record of our Class A common stock and 72 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to certain restrictions under the terms of the Term Loan with respect to the payment of dividends. For a more detailed discussion of the restrictions in our Credit Agreement, see Note 9, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.
Stock Performance Graph
The following graph compares the total stockholder return on our Class A common stock for the period from July 31, 2018, the month our stock began trading, through December 31, 2018 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) NASDAQ; and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on July 31, 2018 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2018. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	7/31/2018	8/31/2018	9/30/2018	10/31/2018	11/30/2018	12/31/2018
Cumulus (1)	$100.00	$81.44	$70.86	$54.07	$54.07	$51.67
S&P 500 Index	100.00	100.43	93.46	95.13	95.13	86.39
NASDAQ Index	100.00	99.22	86.76	90.39	90.39	81.82
Radio Index (2)	100.00	96.44	91.24	90.34	90.34	83.01

(1)
As discussed in further detail above, the Company's common stock was delisted from the NASDAQ as of November 22, 2017 and relisted on August 1, 2018, therefore, the Company's stock price performance was calculated starting after that date.

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
Set forth below is selected historical consolidated financial information as of December 31, 2018 for the Successor Company, and as of December 31, 2017, 2016, 2015 and 2014 for the Predecessor Company and for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018 and the Predecessor Company years ended December 31, 2017, 2016, 2015 and 2014 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2018 for the Successor Company and December 31, 2017 for the Predecessor Company, and for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018 and the Predecessor Company years ended December 31, 2017 and 2016, has been derived from our consolidated financial statements and related notes beginning on page F-2 of this Form 10-K. The selected historical consolidated financial information for the Predecessor Company as of December 31, 2016, 2015 and 2014, and for the years ended December 31, 2015 and 2014, has been derived from our consolidated financial statements, and related notes previously filed with the SEC but not included or incorporated by reference herein.

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

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
STATEMENT OF OPERATIONS DATA:
Net revenue	$686,436	$453,924	$1,135,662	$1,141,400	$1,168,679	$1,263,423
Content costs	238,888	163,885	409,213	432,077	396,426	433,596
Selling, general & administrative expenses	276,551	195,278	471,300	468,603	477,327	470,441
Depreciation and amortization	34,060	22,046	62,239	87,267	102,105	115,275
LMA fees	2,471	1,809	10,884	12,824	10,129	7,195
Corporate expenses (including non-cash stock-based compensation expense)	31,714	17,169	59,062	40,148	73,403	76,428
Loss (gain) on sale of assets or stations	103	158	(2,499)	(95,695)	2,856	(1,342)
Impairment of intangible assets and goodwill (1)	—	—	335,909	604,965	565,584	—
Impairment charges - equity interest in Pulser Media Inc.	—	—	—	—	19,364	—
Operating income (loss)	102,649	53,579	(210,446)	(408,789)	(478,515)	161,830
Reorganization items, net (2)	—	466,201	(31,603)	—	—	—
Interest expense	(50,718)	(260)	(126,952)	(138,634)	(141,679)	(145,533)
Interest income	36	50	136	493	433	1,388
Gain (loss) on early extinguishment of debt	201	—	(1,063)	8,017	13,222	—
Other (expense) income, net	(3,096)	(273)	(363)	2,039	14,205	4,338
Income (loss) from continuing operations before income taxes	49,072	519,297	(370,291)	(536,874)	(592,334)	22,023
Income tax benefit (expense)	12,353	176,859	163,726	26,154	45,840	(10,254)
Net income (loss)	$61,425	$696,156	$(206,565)	$(510,720)	$(546,494)	$11,769
Income (loss) attributable to common shareholders	$61,425	$696,156	$(206,565)	$(510,720)	$(546,494)	$11,769
Basic (loss) income per common share	$3.07	$23.73	$(7.05)	$(17.45)	$(18.72)	$0.40
Diluted (loss) income per common share	$3.05	$23.73	$(7.05)	$(17.45)	$(18.72)	$0.40

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31,	Period from January 1, 2018 through June 3,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2018	2018	2017	2016	2015	2014
OTHER DATA:
Cash flows related to:
Operating activities	$32,398	$29,132	$86,596	$35,745	$90,413	$136,796
Investing activities	$(33,098)	$(14,019)	$(25,842)	$83,898	$(7,961)	$(15,572)
Financing activities	$(57,613)	$(38,652)	$(88,148)	$(19,997)	$(50,085)	$(146,745)
Capital expenditures	$(15,684)	$(14,019)	$(31,932)	$(23,037)	$(19,236)	$(19,006)

	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
BALANCE SHEET DATA:
Total assets	$1,775,152	$2,027,319	$2,412,691	$3,002,388	$3,717,572
Long-term debt (including current portion) (3)	$1,243,299	$2,332,209	$2,384,157	$2,402,901	$2,457,258
Total stockholders’ equity (deficit)	$389,829	$(696,115)	$(491,738)	$16,032	$541,580

(1)
Impairment charges in 2017, 2016 and 2015 were recorded in connection with our interim and annual impairment testing under ASC 350. See Note 7, “Intangible Assets and Goodwill,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(2)
Reorganization items recorded in connection with our chapter 11 cases. See Note 3, “Fresh Start Accounting,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(3)	Long-term debt was classified in the Company's liabilities subject to compromise as of December 31, 2017.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business and Operating Overview

A leader in the radio broadcasting industry, CUMULUS MEDIA combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through our 433 owned-and-operated stations broadcasting in 88 US media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with our Westwood One network and numerous digital channels. Together, the Cumulus/Westwood One platforms make Cumulus one of the few media companies that can provide advertisers with national reach and local impact. Cumulus/Westwood One is the exclusive radio broadcast partner to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, Westwood One News, and more. Additionally we are the nation's leading provider of country music and lifestyle content through our NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.
We generate revenue through monetization of our programming content and other sources across the following four major revenue streams:
Broadcast advertising revenue. Most of our revenue is generated through the sale of terrestrial, broadcast radio advertising time to local, regional, and national clients. Local spot and regional spot advertising is sold by Cumulus employed sales personnel. National spot advertising for our owned-and-operated stations is marketed and sold by both Katz Media in an outsourced arrangement as well as our own internal national sales team, which collectively market to advertisers under the sales brand of Westwood One Media Sales. Network advertising airing across our owned, operated and affiliated stations is sold by our internal sales team located across the United States under the Westwood One brand to predominantly national and regional advertisers.
Digital advertising and marketing services revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our streaming audio network, digital commerce platform, websites and mobile applications. We operate one of the largest streaming audio advertising networks in the United States, including owned and operated internet radio simulcast stations. We also sell advertising adjacent to, or embedded in, podcasts through our network of owned and third party podcasts. In addition, we sell an array of digital marketing services such as, email marketing, geo-targeting, website building and hosting, reputation management and search engine optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new clients of our radio stations. Additionally, our digital commerce platform utilizes couponing and discounted daily deals to create promotional opportunities for local, regional and national clients under our Sweet Deals and Incentrev brands. We also sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites.
Political advertising revenue. Political advertising revenue is generated across all of our broadcast and digital assets, but we highlight it as a separate category to distinguish its highly cyclical nature versus our core advertising revenue. Political advertising is generally strongest during even-numbered years, especially in the fourth quarter of such years, when most national and state elections are conducted. In addition to candidate advertising revenue, we also receive advertising revenue from special interest and advocacy groups.
License fees & other. All other non-advertising based revenue types in which the Company participates are aggregated in our License fees & other revenue category. This includes fees we receive for content licensing, subleases and rents (predominantly for owned towers), proprietary software licensing, and all other revenue.

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

Emergence from Chapter 11

For information about our emergence from Chapter 11 see Item 1 "Business - Emergence from Chapter 11" and the notes to the accompanying audited consolidated financial statements included elsewhere in this Annual Report.

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

In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $26.5 million, $18.9 million, $40.1 million and $37.7 million for the Successor Company from period June 4, 2018 through December 31, 2018, the Predecessor Company period from January 1, 2018 through June 3, 2018 and the Predecessor Company years ended December 31, 2017 and 2016, respectively.

We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives. As a result of those revenue increasing opportunities, our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition, as part of this evaluation we also from time to time reorganize and discontinue certain redundant and/or unprofitable content vehicles across our platform which we expect will impact our broadcast revenues in the future. To date inflation has not had a material effect on our revenues or results of operations, although no assurances can be provided that material inflation in the future would not materially adversely affect us.

Non-GAAP Financial Measure

From time to time we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) and segment Adjusted EBITDA are the financial metrics by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole and each of our reportable segments, respectively. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

In determining Adjusted EBITDA, we exclude from net income items not related to core operations and those that are non-cash including: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, divestitures, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

Consolidated Results of Operations

Analysis of Consolidated Statements of Operations

For the purposes of the analysis of the results presented herein, the Company is presenting the combined results of operations for the period June 4, 2018 to December 31, 2018 of the Successor Company with the period January 1, 2018 to June 3, 2018 of the Predecessor Company. Although this presentation is not in accordance with accounting principles generally accepted in the United States, the Company believes presenting and analyzing the combined results allows for a more meaningful comparison of results for the twelve-month period ended December 31, 2018 to the twelve months ended December 31, 2017. The following selected data from our audited consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Successor Company	Predecessor Company		Predecessor Company		Non- GAAP
	Period from June 4, 2018 through December 31,	Period from January 1, 2018 through June 3,	Non-GAAP Combined Period Year Ended December 31,	Year ended December 31,	Year ended December 31,	2018 vs 2017 Change		2017 vs 2016 Change
	2018	2018	2018	2017	2016	$	%	$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$686,436	$453,924	$1,140,360	$1,135,662	$1,141,400	$4,698	0.4%	$(5,738)	-0.5%
Content costs	238,888	163,885	402,773	409,213	432,077	(6,440)	-1.6%	(22,864)	-5.3%
Selling, general & administrative expenses	276,551	195,278	471,829	471,300	468,603	529	0.1%	2,697	0.6%
Depreciation and amortization	34,060	22,046	56,106	62,239	87,267	(6,133)	-9.9%	(25,028)	-28.7%
Local marketing agreement fees	2,471	1,809	4,280	10,884	12,824	(6,604)	-60.7%	(1,940)	-15.1%
Corporate expenses (including stock-based compensation expense)	31,714	17,169	48,883	59,062	40,148	(10,179)	-17.2%	18,914	47.1%
Loss (gain) on sale of assets or stations	103	158	261	(2,499)	(95,695)	2,760	**	93,196	**
Impairment of intangible assets and goodwill	—	—	—	335,909	604,965	(335,909)	**	(269,056)	**
Operating income (loss)	102,649	53,579	156,228	(210,446)	(408,789)	366,674	**	198,343	-48.5%
Reorganization items, net	—	466,201	466,201	(31,603)	—	**	**	**	**
Interest expense	(50,718)	(260)	(50,978)	(126,952)	(138,634)	75,974	-59.8%	11,682	-8.4%
Interest income	36	50	86	136	493	(50)	-36.8%	(357)	-72.4%
Gain (loss) on early extinguishment of debt	201	—	201	(1,063)	8,017	1,264	**	(9,080)	**
Other (expense) income, net	(3,096)	(273)	(3,369)	(363)	2,039	(3,006)	**	(2,402)	**
Income (loss) from continuing operations before income taxes	49,072	519,297	568,369	(370,291)	(536,874)	938,660	**	166,583	**
Income tax benefit	12,353	176,859	189,212	163,726	26,154	25,486	15.6%	137,572	**
Net income (loss)	$61,425	$696,156	$757,581	$(206,565)	$(510,720)	$964,146	**	$304,155	-59.6%
OTHER DATA:
Adjusted EBITDA	$153,835	$80,512	$234,347	$217,751	$205,867	$16,596	7.6%	$11,884	5.8%

**	Calculation is not meaningful.

Fresh Start Accounting Adjustments

The Company's operating results and key operating performance measures were not materially impacted by our emergence from Chapter 11. We believe that certain of our consolidated operating results for the period from January 1, 2018 through June 3, 2018 (“2018 Predecessor Period”), when combined with our consolidated operating results for the period from June 4, 2018 through December 31, 2018 (“Successor Period”) are comparable to certain operating results from the comparable prior year’s periods. Accordingly, we believe that discussing the combined results of operations and cash flows of the Predecessor Company and the Successor Company for the year ended December 31, 2018 is useful when analyzing certain financial performance measures. For items that are not comparable, we have included additional analysis to supplement the discussion.
2018 Successor Company Period June 4, 2018 through December 31, 2018 and Predecessor Company period January 1, 2018 through June 3, 2018 ("Successor and Predecessor Company year ended December 31, 2018") compared to Predecessor Company Year Ended December 31, 2017
Net Revenue

Net revenue for the Successor and Predecessor Company year ended December 31, 2018 compared to net revenue for the Predecessor Company year ended December 31, 2017 increased because of increases in national advertising revenue, digital advertising revenue and cyclical political revenue, partially offset by a decline in local broadcast advertising revenue within our radio markets and the loss of approximately $2.4 million in revenue from United States Traffic Networks (“USTN”). For a discussion of net revenue by segment and a comparison by segment of the Successor and Predecessor Company year ended December 31, 2018 and the Predecessor Company year ended December 31, 2017, see the discussion under “Segment Results of Operations”.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 decreased primarily as a result of the termination or renegotiation of certain contractual agreements, in some cases in connection with the filing of the Chapter 11 Cases and a decrease in employee costs partially offset by an increase in digital costs associated with higher digital revenue during 2018.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 was essentially flat primarily as a result of lower sales commissions associated with lower broadcast revenue and the impact of our implementation of ASC 606 as well lower salary expense, ratings service fees and legal fees. These decreases were offset by a $4.1 million bad debt expense related to receivables from USTN.
Depreciation and Amortization
Depreciation and amortization for the Successor and Predecessor Company year ended December 31, 2018 are not directly comparable to depreciation and amortization for the Predecessor Company year ended December 31, 2017. During the Successor and Predecessor Company year ended December 31, 2018, depreciation and amortization expense decreased because of our application of fresh start accounting where the fair value of our fixed assets and intangible assets decreased.
Local Marketing Agreement Fees

Local marketing agreements are those agreements under which we program a radio station on behalf of another party. During the quarter ended March 31, 2018, the Company and Merlin Media, LLC (“Merlin”) amended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (“WLUP”) on March 9, 2018. On June 15, 2018, the Company purchased the other station (“WKQX”) and certain intellectual property for $18.0 million in cash.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs

    Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-

based compensation expense. Corporate expenses for the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 decreased primarily as a result of a decrease in professional fees and corporate employee costs.

Reorganization Items, Net
During the Predecessor Company period from January 1, 2018 through June 3, 2018, we recorded costs related to our Chapter 11 Cases. Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Consolidated Statements of Operations and were as follows (dollars in thousands):

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
Interest Expense
Total interest expense for the Successor and Predecessor Company year ended December 31, 2018 is not comparable to that of the Predecessor Company year ended December 31, 2017 as we did not pay certain interest expenses during the Predecessor Company period from January 1, 2018 through June 3, 2018. During that period we made adequate protection payments on the Predecessor Term Loan in lieu of interest payments. In accordance with ASC 852, we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. We did not make any interest payments on the 7.75% Senior Notes.
During the Successor Company period from June 4, 2018 through December 31, 2018, we recorded interest expense of approximately $50.0 million on $1.3 billion in outstanding debt at an average interest rate of approximately 6.7%. During the Predecessor Company year ended December 31, 2017, we recorded and paid interest expense in accordance with the provisions of the then outstanding debt agreements prior to the Petition Date.

	Successor Company	Predecessor Company	Non- GAAP Combined		2018 vs 2017
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2018	Year Ended December 31, 2017	$ Change	% Change
Bank borrowings – Term Loan	$50,028	$—	$50,028	$—	$50,028	**
7.75% Senior Notes	—	—	—	43,335	(43,335)	**
Bank borrowings – Predecessor Term Loan	—	—	—	72,362	(72,362)	**
Other, including debt issue cost amortization	690	260	950	11,255	(10,305)	**
Interest expense	$50,718	$260	$50,978	$126,952	$(75,974)	**

**	Calculation is not meaningful.
Other (Expense) Income, net

During the Successor and Predecessor Company year ended December 31, 2018, we recorded a non-cash charge of $3.2 million to write off our investment in NextRadio. There were no similar charges for the Predecessor Company year ended December 31, 2017.
Income Tax Benefit
We recorded an income tax benefit on continuing operations of $12.4 million for the Successor Company period from June 4, 2018 through December 31, 2018 and income tax benefit of $176.9 million for the Predecessor Company period from January 1, 2018 through June 3, 2018 as compared to a $163.7 million benefit during the Predecessor Company year ended December 31, 2017. The tax benefits recorded in the Successor and Predecessor Company year ended December 31, 2018 were primarily the result of the bankruptcy emergence, reorganization charges and related tax elections, while the tax benefit recorded in the Predecessor Company year ended December 31, 2017 was primarily the result of pre-tax losses, the effect of a corporate tax rate change pursuant to tax reform, and the establishment of a valuation allowance related to our net operating loss deferred tax assets.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 increased. For a discussion of Adjusted EBITDA by segment and a comparison by segment of the Successor and Predecessor Company year ended December 31, 2018 to the Predecessor Company year ended December 31, 2017, see the discussion under "Segment Results of Operations."

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Successor Company	Predecessor Company	Non- GAAP Combined
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2018	Year Ended December 31, 2017	2018 vs 2017 % Change
GAAP net income (loss)	$61,425	$696,156	$757,581	$(206,565)	**
Income tax benefit	(12,353)	(176,859)	(189,212)	(163,726)	15.6%
Non-operating expenses, including net interest expense	53,777	483	54,260	127,179	(57.3)%
Local marketing agreement fees	2,471	1,809	4,280	10,884	(60.7)%
Depreciation and amortization	34,060	22,046	56,106	62,239	(9.9)%
Stock-based compensation expense	3,404	231	3,635	1,614	125.2%
Loss (gain) on sale of assets or stations	103	158	261	(2,499)	**
Impairment of intangible assets and goodwill	—	—	—	335,909	**
Reorganization items, net	—	(466,201)	(466,201)	31,603	**
Acquisition-related and restructuring costs	11,194	2,455	13,649	19,492	**
Franchise and state taxes	(45)	234	189	558	(66.1)%
(Gain) loss on early extinguishment of debt	(201)	—	(201)	1,063	**
Adjusted EBITDA	$153,835	$80,512	$234,347	$217,751	7.6%

**	Calculation is not meaningful.

Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $1,129.2 million and $1,422.0 million as of December 31, 2018 and 2017, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year because our application of fresh start accounting where we recorded our assets at fair value and eliminated goodwill as of the Effective Date.
Predecessor Company Year Ended December 31, 2017 compared to Predecessor Company Year Ended December 31, 2016
Net Revenue
Net revenue for the year ended December 31, 2017 decreased $5.7 million, or 0.5%, to $1,135.7 million compared to$1,141.4 million for the year ended December 31, 2016. The decrease resulted from decreases of $12.1 million and $0.9 million in political advertising and broadcast advertising, respectively, partially offset by increases of $4.6 million and $2.7 million in digital advertising and license fees and other revenue, respectively. For a discussion of net revenue by segment and a comparison between the year ended December 31, 2017 to the year ended December 31, 2016, see the discussion under "Segment Results of Operations."
Content Costs
Content costs for the year ended December 31, 2017 decreased $22.9 million or 5.3%, to $409.2 million compared to $432.1 million for the year ended December 31, 2016. The decrease was primarily driven by the impact of an expense of $14.4 million at Westwood One incurred during the third quarter of 2016, related to payments to CBS to resolve previously disputed syndicated programming and network inventory expenses, and lower content costs at the Station Group, partially offset by higher content costs at Westwood One associated with increased revenue.

Selling, General & Administrative Expenses
Selling, general & administrative expenses for the year ended December 31, 2017 increased $2.7 million, or 0.6%, to $471.3 million compared to $468.6 million for the year ended December 31, 2016. The increase resulted primarily from an increase of $4.7 million in bad debt expense.
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
Local Marketing Agreement Fees
Local marketing agreement fees for the year ended December 31, 2017 decreased $1.9 million, or 15.1%, to $10.9 million compared to $12.8 million for the year ended December 31, 2016. This decrease was primarily related to an expense of $2.7 million for a termination of a LMA in the San Francisco market in 2016.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs
Corporate expenses, including stock-based compensation expense and acquisition-related and restructuring costs for the year ended December 31, 2017, increased $18.9 million or 47.1%, to $59.1 million compared to $40.1 million for the year ended December 31, 2016. This increase was primarily the result of increased professional fees related to the Company's debt restructuring efforts, partially offset by decreases in professional services and stock-based compensation expenses.
Impairment of Intangible Assets and Goodwill
During the year ended December 31, 2017, we recorded impairment charges related to our FCC license intangible assets of $335.9 million. During the year ended December 31, 2016, we recorded impairment charges related to goodwill and intangible assets, including FCC licenses, of $568.1 million and $36.9 million, respectively. For additional information on these charges, see Note 7, Intangible Assets and Goodwill in the consolidated financial statements included elsewhere in this Form 10-K.
(Gain) Loss on Sale of Assets or Stations
During the year ended December 31, 2017, we recorded a gain on sale of assets or stations of $2.5 million primarily related to the sale of land in Salt Lake City, Utah. During the year ended December 31, 2016, we recorded a gain on sale of assets or stations of $95.7 million, primarily related to the sale of real property in Los Angeles, California.
Reorganization Items, Net
During the year ended December 31, 2017, we recorded costs related to our chapter 11 cases of $31.6 million.
Interest Expense
Interest expense for the year ended December 31, 2017 decreased $11.7 million to $127.0 million compared to $138.6 million for the year ended December 31, 2016 as we did not pay certain interest expenses after the Petition Date. The following summary details the components of our interest expense (dollars in thousands):

	Predecessor Company
	Year Ended December 31,		2017 vs 2016
	2017	2016	$ Change	% Change
7.75% Senior Notes	$43,335	$47,275	$(3,940)	(8.3)%
Bank borrowings — term loans and revolving credit facilities	72,362	79,451	(7,089)	(8.9)%
Other, including debt issue cost amortization	11,255	11,908	(653)	(5.5)%
Interest expense	$126,952	$138,634	$(11,682)	(8.4)%

The decrease in interest expense related to the 7.75% Senior Notes was a result of forgoing interest payments in connection with the bankruptcy petitions. As a result, the Company's interest expense for the year ended December 31, 2017 was approximately $3.9 million lower than it would have been absent the filing of the voluntary petitions for reorganization.

In addition, during the pendency of our Chapter 11 cases, we made adequate protection payments on the Predecessor Term Loan in lieu of interest payments. In accordance with ASC 852, we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan.
Income Tax Benefit
We recorded an income tax benefit from operations of $163.7 million in 2017 as compared to an income tax benefit of $26.2 million during the prior year. The tax benefits recorded in both periods were primarily the result of the pre-tax losses on operations net of the amount of intangible assets impairment and, in 2017, the effect of tax reform and the establishment of a valuation allowance related to our net operating loss deferred tax assets. The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduces the US federal corporate tax rate from 35% to 21% for tax years after 2017. At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, it made a reasonable estimate of the effects on its existing deferred tax balances. As described in Note 13 "Income Taxes", the Company completed its accounting for the Act during 2018.
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
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Predecessor Company
	Year Ended December 31,
	2017	2016	% Change
GAAP net loss	$(206,565)	$(510,720)	59.6%
Income tax benefit	(163,726)	(26,154)	**
Non-operating expenses, including net interest expense	127,179	136,102	(6.6)%
Local marketing agreement fees	10,884	12,824	(15.1)%
Depreciation and amortization	62,239	87,267	(28.7)%
Stock-based compensation expense	1,614	2,948	(45.3)%
(Gain) loss on sale of assets or stations	(2,499)	(95,695)	(97.4)%
Impairment of intangible assets and goodwill	335,909	604,965	(44.5)%
Reorganizations items, net	31,603	—	**
Acquisition-related and restructuring costs	19,492	1,817	**
Franchise and state taxes	558	530	5.3%
Gain on early extinguishment of debt	1,063	(8,017)	**
Adjusted EBITDA	$217,751	$205,867	5.8%

** Calculation is not meaningful
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $1,422.0 million and $1,791.9 as of December 31, 2017 and 2016, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily as a result of impairment charges related to goodwill and indefinite-lived intangible assets and amortization recognized on definite-lived intangible assets.
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
As described above, Adjusted EBITDA is a non-GAAP financial metric utilized by management to analyze the performance of each of our reportable segments. The reconciliation of segment Adjusted EBITDA to net loss is presented in Note 18, "Segment Data" of the notes to the consolidated financial statements.
The Company’s financial data by segment is presented in the tables below:

	Period from June 4, 2018 through December 31, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$477,118	$207,702	$1,616	$686,436
% of total revenue	69.5%	30.3%	0.2%	100.0%

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924
% of total revenue	66.8%	33.0%	0.2%	100.0%

	Year Ended December 31, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$786,963	$346,165	$2,534	$1,135,662
% of total revenue	69.3%	30.5%	0.2%	100.0%
Net revenue for the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 increased. The increase resulted from an increase in revenue at Westwood One, partially offset by a decrease at the Cumulus Radio Station Group, while Corporate and Other revenue was essentially flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by decreases in local advertising revenue and the loss of revenue from WLUP. The increase in revenue at Westwood One was primarily driven by increases in broadcast and digital revenue partially offset by the loss of approximately $2.4 million in revenue from USTN.

	Period from June 4, 2018 through December 31, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$131,509	$39,743	$(17,417)	$153,835

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$76,009	$19,210	$(14,707)	$80,512

	Year Ended December 31, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$197,775	$54,260	$(34,284)	$217,751
Adjusted EBITDA for the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 increased as a result of adjusted EBITDA increases at each segment. Adjusted EBITDA at the Cumulus Radio Station Group increased as a result of lower costs, the increase at Westwood One was a result of increased revenues and certain lower content expenses, partially offset by the $4.1 million in bad debt expense and $2.4 million in lost revenue related to USTN and increases in expenses related to higher revenue. Adjusted EBITDA at Corporate and Other increased as a result of a decline in expenses.

	Year Ended December 31, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$786,963	$346,165	$2,534	$1,135,662
% of total revenue	69.3%	30.5%	0.2%	100.0%
$ Change from year ended December 31, 2016	$(15,433)	$9,555	$140	$(5,738)
% Change from year ended December 31, 2016	(1.9)%	2.8%	5.8%	(0.5)%

	Year Ended December 31, 2016 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$802,396	$336,610	$2,394	$1,141,400
% of total revenue	70.3%	29.5%	0.2%	100.0%
Net revenue for the Predecessor Company year ended December 31, 2017 decreased $5.7 million, or 0.5%, to $1,135.7 million, compared to $1,141.4 million for the Predecessor Company year ended December 31, 2016. The decrease resulted from decreases of $15.4 million in the Cumulus Radio Station Group, partially offset by an increase of $9.6 million and $0.1 million in Westwood Once and Corporate and Other revenue, respectively. The decrease in revenue at Cumulus Radio Station Group was primarily driven by decreases local advertising revenue and political advertising revenue. The increase in revenue at Westwood One was primarily driven by increases in broadcast revenue.

	Year Ended December 31, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$197,775	$54,260	$(34,284)	$217,751
$ change from year ended December 31, 2016	$(13,569)	$28,897	$(3,444)	$11,884
% change from year ended December 31, 2016	(6.4)%	113.9%	11.2%	5.8%

	Year Ended December 31, 2016 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$211,344	$25,363	$(30,840)	$205,867

Adjusted EBITDA for the Predecessor Company year ended December 31, 2017 increased $11.9 million, or 5.8%, to $217.8 million from $205.9 million for the Predecessor Company year ended December 31, 2016. The increase resulted from an Adjusted EBITDA increase of $28.9 million at Westwood One, partially offset by decreases of $13.6 million and $3.4 million in the Cumulus Radio Station Group and Corporate and Other, respectively. Adjusted EBITDA at Westwood One increased as a result of $9.6 million of increased revenues and a $14.4 million decrease in expenses at Westwood One related to payments to CBS during 2016, to resolve previously disputed syndicated programming and network inventory expenses, partially offset by increases in expenses related to the higher revenue. Adjusted EBITDA at Radio Station Group decreased as a result of a $15.4 million decline in revenue which was partially offset by lower expenses, which included a $3.2 million expense in 2016 related to a one-time correction to music licensing fees and a decrease in content and personnel expenses.
The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA for the periods presented above (dollars in thousands):

	Period from June 4, 2018 through December 31, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$112,385	$24,713	$(75,673)	$61,425
Income tax benefit	—	—	(12,353)	(12,353)
Non-operating (income) expense, including net interest expense	(6)	500	53,283	53,777
Local marketing agreement fees	2,402	—	69	2,471
Depreciation and amortization	16,619	14,595	2,846	34,060
Stock-based compensation expense	—	—	3,404	3,404
Loss (gain) on sale of assets or stations	104	(1)	—	103
Loss on early extinguishment of debt	—	—	(201)	(201)
Acquisition-related and restructuring costs	5	(64)	11,253	11,194
Franchise and state taxes	—	—	(45)	(45)
Adjusted EBITDA	$131,509	$39,743	$(17,417)	$153,835

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(477,966)	$259,441	$914,681	$696,156
Income tax benefit	—	—	(176,859)	(176,859)
Non-operating (income) expense, including net interest expense	(2)	204	281	483
Local marketing agreement fees	1,809	—	—	1,809
Depreciation and amortization	10,251	9,965	1,830	22,046
Stock-based compensation expense	—	—	231	231
Loss on sale of assets or stations	14	—	144	158
Reorganization items, net	541,903	(251,487)	(756,617)	(466,201)
Acquisition-related and restructuring costs	—	1,087	1,368	2,455
Franchise and state taxes	—	—	234	234
Adjusted EBITDA	$76,009	$19,210	$(14,707)	$80,512

	Year Ended December 31, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(185,223)	$28,861	$(50,203)	$(206,565)
Income tax benefit	—	—	(163,726)	(163,726)
Non-operating expense, including net interest expense	(6)	537	126,648	127,179
Local marketing agreement fees	10,884	—	—	10,884
Depreciation and amortization	38,734	21,836	1,669	62,239
Stock-based compensation expense	—	—	1,614	1,614
(Gain) loss on sale of assets or stations	(2,523)	—	24	(2,499)
Reorganization Cost	—	—	31,603	31,603
Impairment of intangible assets and goodwill	335,909	—	—	335,909
Acquisition-related and restructuring costs	—	3,026	16,466	19,492
Franchise and state taxes	—	—	558	558
Loss on early extinguishment of debt	—	—	1,063	1,063
Adjusted EBITDA	$197,775	$54,260	$(34,284)	$217,751

	Year Ended December 31, 2016 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net loss	$(363,046)	$(8,692)	$(138,982)	$(510,720)
Income tax benefit	—	—	(26,154)	(26,154)
Non-operating expense, including net interest expense	13	122	135,967	136,102
Local marketing agreement fees	12,824	—	—	12,824
Depreciation and amortization	54,071	31,178	2,018	87,267
Stock-based compensation expense	—	—	2,948	2,948
Gain on sale of assets or stations	(95,667)	—	(28)	(95,695)
Impairment of intangible assets and goodwill	603,149	1,816	—	604,965
Acquisition-related and restructuring costs	—	939	878	1,817
Franchise and state taxes	—	—	530	530
Gain on early extinguishment of debt	—	—	(8,017)	(8,017)
Adjusted EBITDA	$211,344	$25,363	$(30,840)	$205,867

Liquidity and Capital Resources

As of December 31, 2018, we had $30.0 million of cash and cash equivalents including restricted cash. We generated cash from operating activities of $32.4 million for the period June 4, 2018 through December 31, 2018. The Predecessor Company generated cash from operating activities of $29.1 million, $86.6 million and $35.7 million for the from period January 1, 2018 through June 3, 2018, the year ended December 31, 2017 and the year ended December 31, 2016 respectively.

Historically, our principal sources of funds primarily have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

From time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets where the net value accretion realized in a sale exceeds the value that management believes could be realized over time by continuing to operate the assets, or that are not consistent with, or do not complement, our strategic objectives, subject to market and other conditions in existence at that time.

As previously disclosed, based on the results of required annual or interim impairment testing in certain recent historical periods, the Predecessor Company incurred a non-cash impairment charge against FCC licenses of $335.9 million for the year ended December 31, 2017 and non-cash impairment charges totaling $603.1 million against goodwill and FCC licenses for the year ended December 31, 2016. Such non-cash charges reduced the Predecessor Company’s reported operating results in those periods; however, as these charges did not require a cash outlay, they had no effect on liquidity. Any future impairment charges could materially adversely affect our financial results in the period in which they are recorded.

Credit Agreement

As described in Item 1 "Business - Emergence from Chapter 11" and the notes to the accompanying audited consolidated financial statements, on the Effective Date, the Company and certain of its subsidiaries entered into the Credit Agreement. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided the Company with a $1.3 billion senior secured Term Loan.

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At December 31, 2018, the Term Loan bore interest at 7.03% per annum.

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

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty. The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement). On October 11, 2018, the Company purchased $50.2 million of face value of the Term Loan for $50.0 million, a discount to par value of 0.40%. On March 18, 2019, the Company purchased $25.4 million of face value of the Term Loan for $25.0 million, a discount to par value of 1.50%. These transactions were funded with cash from operations. Other than for outstanding letters of credit, the $50.0 Revolving Credit Agreement (defined below) remained undrawn.

Amounts outstanding under the Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate
Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Cumulus Media New Holdings Inc. (“Holdings”) that are not borrowers thereunder, subject to certain exceptions as set forth in the Credit Agreement (the “Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Guarantors. As of December 31, 2018, we were in compliance with all required covenants under the Credit Agreement.

Revolving Credit Agreement

On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, Intermediate Holdings as a guarantor, certain lenders, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.

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

As of December 31, 2018, $2.8 million was outstanding in the form of a letter of credit under the Revolving Credit Facility. As of December 31, 2018, we were in compliance with all required covenants under the Revolving Credit Agreement.
Listing of Our Class A Common Stock

On November 22, 2017, as a result of our previously disclosed non-compliance with certain NASDAQ Stock Market LLC ("NASDAQ") listing rules, trading in our Class A common stock was suspended effective at the open of business on November 22, 2017. After our emergence from Chapter 11, we applied for relisting on the NASDAQ Global Market and on July 27, 2018, we received notification from NASDAQ that our application was approved. Our Class A common stock began trading on the NASDAQ Global Market at the open of business on August 1, 2018.
Going Concern

In accordance with the requirements of Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), and ASC 205-40, we have the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about the Company's ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year following the date of issuance of this Annual Report on Form 10-K.

During the pendency of the Chapter 11 Cases, Old Cumulus’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan and the expectation that it will continue to generate positive cash flows from operating activities, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K.

Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018 and the Predecessor Company years ended December 31, 2017 and 2016 respectively (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	2017	2016
Repayments of borrowings under term loans and revolving credit facilities and adequate protection payments	$56,500	$37,802	$81,652	$20,000
Interest payments	$49,785	$—	$96,225	$126,515
Capital expenditures	$15,684	$14,019	$31,932	$23,037

Net Cash Provided by Operating Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash provided by operating activities	$32,398	$29,132	$86,596	$35,745

Net cash provided by operating activities in the Successor and Predecessor Company year ended December 31, 2018 compared to the Predecessor Company year ended December 31, 2017 decreased primarily as a result of a decrease in cash collections and an increase in payments of accounts payable and accrued expenses.
For the year ended December 31, 2017, net cash provided by operating activities increased by $50.9 million over the prior year. The increase was primarily a result of a decrease in payments of accounts payable and accrued expenses in connection with the Predecessor Company's Chapter 11 cases.
Net Cash (Used in) Provided by Investing Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net cash (used in) provided by investing activities	$(33,098)	$(14,019)	$(25,842)	$83,898

During the Successor and Predecessor Company year ended December 31, 2018, net cash used in investing activities consisted of cash used to complete the Company’s $18.0 million acquisition of WKQX from Merlin, in addition to approximately $29.7 million in capital expenditures. For additional detail about the acquisition of WKQX from Merlin, see Note 16, "Commitments and Contingencies" of the notes to the accompanying Consolidated Financial Statements.

For the year ended December 31, 2017 capital expenditures totaled $31.9 million primarily related to expenditures on equipment for transmission, facilities, studios, vehicles and other routine expenditures, which amounts were offset partially by approximately $6.1 million of proceeds from the sale of land in Salt Lake City, Utah.
Net Cash Used in Financing Activities

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year ended December 31, 2016
Net cash used in financing activities	$(57,613)	$(38,652)	$(88,148)	$(19,997)

During the 2018 Successor and Predecessor Company year ended December 31, 2018, the Company made $37.8 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments and recorded these payments as a reduction to the principal balance of the Predecessor Term Loan and also made $56.5 million in repayments on borrowings on our Term Loan.

For the year ended December 31, 2017 net cash used in financing activities included $81.7 million in repayments on borrowings on our Predecessor Term Loan. For the year ended December 31, 2017, net cash used in financing activities increased $68.2 million as compared to the year ended December 31, 2016. The increase was primarily the result of a $61.7 million increase in net repayments on borrowings on our Predecessor Term Loan.

Critical Accounting Policies
Fresh Start Accounting

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
Revenue Recognition
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. On January 1, 2018 the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605 - Revenue Recognition ("ASC 605"). Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.
Broadcasting advertising revenue is recognized as commercials are broadcast. In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue with no corresponding operating expenses.
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

Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of FCC licenses. We are required to review the carrying value of certain intangible assets annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. As of December 31, 2018, we had approximately $1,129.2 million in intangible assets which represented approximately 63.6% of our total assets.
We perform our annual impairment tests for FCC licenses as of December 31, 2018. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors outside of our control. More specifically, the following factors, among others, could adversely impact the current carrying value of our FCC licenses: (a) a decline in our forecasted operating profit margins or expected cash flow growth rates, (b) a decline in our forecasted industry operating profit margins, (c) a continued decline in advertising market revenues within the markets where we operate stations, or (d) the sustained decline in the selling prices of radio stations, which is generally determined as a multiple of EBITDA and (e) increase in interest rates/discount rate. The calculation of the fair value is prepared using an income approach and discounted cash flow methodology.
Prior to the application of fresh start accounting, goodwill represented the excess of the amount paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company eliminated goodwill upon application of fresh start accounting.
In performing the Company's 2016 annual impairment testing of goodwill, the Company recorded a non-cash impairment charge of $568.1 million, reducing the goodwill in the Cumulus Radio Station Group to $0.0 million at December 31, 2016. The Company eliminated the remaining goodwill at Westwood One upon application of fresh start accounting.
Annual Impairment Test - FCC Licenses
As part of the annual impairment testing of indefinite-lived intangibles the Company tests its FCC licenses for impairment during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. As part of the overall planning associated with the test, the Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes.
For the impairment test, we utilized the income approach, specifically the Greenfield Method. This approach values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The value of the asset under consideration (the license) can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, we considered if there were any other factors that might affect the carrying value of the asset.
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
In estimating the value of the licenses, we began with market revenue projections. Next, we estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by station type (i.e., AM and FM) and signal strength.
After market revenue and market shares were estimated, operating expenses, including depreciation based on assumed investments in fixed assets and future capital expenditures of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate estimated income taxes were then subtracted, estimated depreciation added back, estimated capital expenditures subtracted, and estimated working capital adjustments were made to calculate estimated free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.

The analysis included overall future market revenue rates of decline for the residual years after the projection period of (0.75%) and a weighted average cost of capital of 9.0%. The residual year value and cashflow growth rates were estimated based on a perpetual nominal market growth rate, which was based on long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which included estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which included estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in other radio broadcasters' capital structures.
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
As a result of the impairment test, there was no impairment as of December 31, 2018. Sensitivity tests show if the discount rate been 100 basis points higher than management estimates, we would have recognized an $11.9 million impairment charge.
As of December 31, 2018, the carrying value of our FCC licenses was $935.7 million and the FCC license fair value of seven of the Company's 89 geographical markets exceeded carrying values by less than 10 percent. The aggregated carrying value of the licenses relating to these markets was $120.7 million.

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
As of December 31, 2017, the carrying value of our FCC licenses was $1,203.8 million and the FCC license fair value of one of the Company's 89 geographical markets exceeded carrying values by less than 10 percent. The aggregated carrying value of the licenses relating to these markets were $24.8 million.
As a result of the impairment test conducted as of December 31, 2016 the Company recorded a non-cash impairment charge of $35.0 million.
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

Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016, was $3.4 million, $0.2 million, $1.6 million, and $2.9 million, respectively. Upon adopting ASU 2016-09, Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In addition, the Successor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the results could differ. For restricted stock awards with service conditions only, we utilize the intrinsic value method. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjust compensation cost based on this assessment.
Income Taxes
We use the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. During the fourth quarter of 2018, the Company completed its accounting for the tax effects of enactment of the Act and recorded an adjustment to deferred tax benefit of approximately $0.9 million during 2018 related to the remeasurement of deferred tax assets and liabilities. See Note 13. "Income Taxes", for disclosure.
The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. We continually review the adequacy of our valuation allowance, if any, on our deferred tax assets and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

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

If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company's net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets. As of December 31, 2018 the Company has recorded no valuation allowance against its deferred tax assets.
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
Trade Transactions
We provide commercial airtime in exchange for goods and services used principally for promotional, sales, programming and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016, amounts reflected under trade transactions were: (1) trade revenues of $26.5 million, $19.0 million, $40.1 million and $37.7 million respectively; and (2) trade expenses of $27.1 million, $18.0 million, $38.6 million and, $36.2 million respectively.

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2018 (dollars in thousands):
Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	After 5 Years
Long-term debt (1)	$1,243,299	$13,000	$26,000	$1,204,299	$—
Lease Commitments (2)	174,757	33,830	53,400	39,516	48,011
Other contractual obligations (3)	712,323	244,489	341,342	113,221	13,271
Total contractual cash obligations	$2,130,379	$291,319	$420,742	$1,357,036	$61,282

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2018. Assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.

(2)	Net of future minimum sublease income.

(3)	Consists of contractual obligations for goods or services including broadcast rights that are enforceable and legally binding obligations that include all significant terms.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2018.
New Accounting Standards
Refer to Note 1 "Description of Business, Basis of Presentation and Summary of Significant Accounting Policies" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2018, all $1.243 billion of our long-term debt bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at December 31, 2018 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and pre-tax net income would decrease (increase) by $12.4 million.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
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

(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ John Abbot

President, Chief Executive Officer and Director	Executive Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2019 Annual Meeting of Stockholders, expected to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in our 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2018, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	581,124	$25.47	1,041,068
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	581,124	$25.47	1,041,068

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
(3) Exhibits

EXHIBIT INDEX

2.1
First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.’s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

10.1
Form of Credit Agreement dated as of June  4, 2018, among Holdings, as borrower, the subsidiaries of Holdings party thereto as borrowers, Intermediate Holdings as guarantor, Wilmington Trust, National Association, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2
Warrant Agreement, dated as of June 4, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.4 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.5 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.6 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.7 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.8 *	Form of Stock Option Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.9 *	Form of Stock Option Agreement (Senior Executive) (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.10 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.11
Credit Agreement, dated as of August 17, 2018, among certain subsidiaries of Cumulus Media New Holdings Inc., as borrowers, certain lenders, Cumulus Media Intermediate Inc., as a guarantor, and Deutsche Bank AG New York Branch, as a lender and Administrative Agent (incorporated by reference to Exhibit 10.11 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018)

10.12*
Form of Employment Agreement, dated September 29, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2015)

10.13*
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.14*
Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.15*
Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.16*
Employment Agreement, dated July 1, 2016, by and between Cumulus Media Inc. and John Abbot (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on March 16, 2017)

10.17*
Amended and Restated Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and John Abbot (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.18*
Employment Agreement, dated as of December 13, 2015, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.19*
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.20*
Second Amendment to Employment Agreement, dated January 26, 2018, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on February 1, 2018)

10.21*
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Mary G. Berner (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.22*
Second Amendment to Employment Agreement, dated October 26, 2017, by and between Cumulus Media Inc. and Mary Berner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

21.1 **	Subsidiaries.

23.1 **	Consents of PricewaterhouseCoopers LLP. ( Successor and Predecessor Company)

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INS XBRL Instance Document.

101.SCH	SCH XBRL Taxonomy Extension Schema Document.

101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2019.

CUMULUS MEDIA INC.

By	/s/ John Abbot
John Abbot Executive Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and	March 18, 2019
Mary G. Berner	Director

/s/ John Abbot	Executive Vice President, Treasurer and	March 18, 2019
John Abbot	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Andrew W. Hobson	Director	March 18, 2019
Andy W. Hobson

/s/ David M. Baum	Director	March 18, 2019
David M. Baum

/s/ Matthew C. Blank	Director	March 18, 2019
Matthew C. Blank

/s/ Thomas H. Castro	Director	March 18, 2019
Thomas H. Castro

/s/ Joan Hogan Gillman	Director	March 18, 2019
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	March 18, 2019
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Page
(1)	Financial Statements
	Reports of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets at December 31, 2018 (Successor) and 2017 (Predecessor)	F-4

Consolidated Statements of Operations for the Period from June 4, 2018 through December 31, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor), and For the years Ended December 31, 2017 (Predecessor) and 2016 (Predecessor)

F-6

Consolidated Statements of Stockholders' Equity (Deficit) For the Periods Ended December 31, 2018 (Successor), June 3, 2018 (Predecessor), and the years Ended December 31, 2017 (Predecessor) and 2016 (Predecessor)

F-7

Consolidated Statements of Cash Flows For the Period from June 4, 2018 through December 31, 2018 (Successor), Period from January 1, 2018 through June 3, 2018 (Predecessor), and For the years Ended December 31, 2017 (Predecessor) and 2016 (Predecessor)

F-8
	Notes to Consolidated Financial Statements	F-9
(2)	Financial Statement Schedule
	Schedule II: Valuation and Qualifying Accounts	S-0

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Cumulus Media Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows for the period from June 4, 2018 through December 31, 2018, including the related notes and financial statement schedule of valuation and qualifying accounts for the period from June 4, 2018 through December 31, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period from June 4, 2018 through December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the Company’s First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the "Plan") on May 10, 2018. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before November 29, 2017 and terminates all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on June 4, 2018 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of June 4, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 18, 2019

We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cumulus Media Inc. and its subsidiaries (Predecessor) (the “Company”) as of December 31, 2017 and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows for the period from January 1, 2018 through June 3, 2018, and for each of the two years in the period ended December 31, 2017, including the related notes and financial statement schedule of valuation and qualifying accounts for the period from January 1, 2018 through June 3, 2018, and for each of the two years in the period ended December 31, 2017 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from January 1, 2018 through June 3, 2018, and for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on November 29, 2017 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code was substantially consummated on June 4, 2018 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
March 18, 2019

We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,584	$102,891
Restricted cash	2,454	8,999
Accounts receivable, less allowance for doubtful accounts of $5,483 and $4,322 in 2018 and 2017, respectively	250,111	235,247
Trade receivable	3,390	4,224
Assets held for sale	80,000	—
Prepaid expenses and other current assets	31,452	42,259
Total current assets	394,991	393,620
Property and equipment, net	235,898	191,604
Broadcast licenses	935,652	1,203,809
Other intangible assets, net	193,535	82,994
Goodwill	—	135,214
Other assets	15,076	20,078
Total assets	$1,775,152	$2,027,319
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$101,320	$36,157
Trade payable	2,578	—
Current portion of long-term debt	13,000	—
Total current liabilities	116,898	36,157
Term loan	1,230,299	—
Other liabilities	25,742	54
Deferred income taxes	12,384	—
Total liabilities not subject to compromise	1,385,323	36,211
Liabilities subject to compromise	—	2,687,223
Total liabilities	1,385,323	2,723,434
Commitments and Contingencies (Note 16)
Stockholders’ equity (deficit):
Predecessor Class A common stock, par value $0.01 per share; 93,750,000 shares authorized; 32,031,054 shares issued, and 29,225,765 shares outstanding at December 31, 2017	—	320
Predecessor Class C common stock, par value $0.01 per share; 80,609 shares authorized issued and outstanding at December 31, 2017	—	1
Predecessor treasury stock, at cost, 2,806,187 shares at December 31, 2017	—	(229,310)
Predecessor additional paid-in-capital	—	1,626,428
Predecessor accumulated deficit	—	(2,093,554)
Successor Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 12,995,080 shares issued and outstanding at December 31, 2018	—	—
Successor Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 3,560,604 shares issued and outstanding at December 31, 2018	—	—
Successor additional paid-in-capital	328,404	—
Successor retained earnings	61,425	—
Total stockholders’ equity (deficit)	389,829	(696,115)
Total liabilities and stockholders’ equity (deficit)	$1,775,152	$2,027,319
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Net revenue	$686,436	$453,924	$1,135,662	$1,141,400
Operating expenses:
Content costs	238,888	163,885	409,213	432,077
Selling, general & administrative expenses	276,551	195,278	471,300	468,603
Depreciation and amortization	34,060	22,046	62,239	87,267
LMA fees	2,471	1,809	10,884	12,824
Corporate expenses (including stock-based compensation expense of $3,404, $231, $1,614, and $2,948, respectively)	31,714	17,169	59,062	40,148
Loss (gain) on sale of assets or stations	103	158	(2,499)	(95,695)
Impairment of intangible assets and goodwill	—	—	335,909	604,965
Total operating expenses	583,787	400,345	1,346,108	1,550,189
Operating income (loss)	102,649	53,579	(210,446)	(408,789)
Non-operating (expense) income:
Reorganization items, net	—	466,201	(31,603)	—
Interest expense	(50,718)	(260)	(126,952)	(138,634)
Interest income	36	50	136	493
Gain (loss) on early extinguishment of debt	201	—	(1,063)	8,017
Other (expense) income, net	(3,096)	(273)	(363)	2,039
Total non-operating (expense) income, net	(53,577)	465,718	(159,845)	(128,085)
Income (loss) before income taxes	49,072	519,297	(370,291)	(536,874)
Income tax benefit	12,353	176,859	163,726	26,154
Net income (loss)	$61,425	$696,156	$(206,565)	$(510,720)
Basic and diluted earnings (loss) per common share (see Note 14, “Earnings (loss) Per Share”):
Basic: Income (loss) per share	$3.07	$23.73	$(7.05)	$(17.45)
Diluted: Income (loss) per share	$3.05	$23.73	$(7.05)	$(17.45)
Weighted average basic common shares outstanding	20,028,227	29,338,329	29,306,374	29,270,455
Weighted average diluted common shares outstanding	20,164,638	29,338,329	29,306,374	29,270,455
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Periods Ended December 31, 2018 (Successor), June 3, 2018 (Predecessor), and the Years Ended 2017 and 2016 (Predecessor)
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares		Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance at December 31, 2015 (Predecessor)	31,987,862	$320			80,609	$1		2,805,743		$(229,310)	$1,621,865	$(1,376,844)	$16,032
Net loss	—											(510,720)	(510,720)
Conversion of equity upon exercise of warrants	43,192	—	—	—	—	—		—		—	2	—	2
Stock based compensation expense	—	—	—	—	—	—		—		—	2,948	—	2,948
Other	—	—	—	—	—	—		444		—	—	—	—
Balance at December 31, 2016 (Predecessor)	32,031,054	$320	—	$—	80,609	$1		2,806,187		$(229,310)	$1,624,815	$(1,887,564)	$(491,738)
Net loss	—	—	—	—								(206,565)	(206,565)
Stock based compensation expense	—	—	—	—	—	—		—		—	1,614	—	1,614
Other	—	—	—	—	—	—		—		—	(1)	575	574
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	—	$—	80,609	$1		2,806,187		$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—	—	—	—	—		—		—	—	(44,000)	(44,000)
Other	—	—	—	—	—	—		—		—	247	—	247
Stock-based compensation expense	—	—	—	—	—	—		—		—	231	—	231
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1		2,806,187		$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	(320)	—	—	(80,609)	(1)		(2,806,187)		229,310	(1,626,906)	—	(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—		—		—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—		—		—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—		—		—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—		—		$—	$325,000	$—	$325,000
Net income												61,425	61,425
Conversion of Class B common stock	1,692,849	—	(1,692,849)	—	—	—		—		—	—	—	—
Exercise of warrants	221,657	—	35,244	—	—	—	—	—	—	—	—	—	—
Issuance of Successor common stock	28,363	—	—	—	—	—		—		—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,404	—	3,404
Balance at December 31, 2018 (Successor)	12,995,080	$—	3,560,604	$—	—	$—		—		$—	$328,404	$61,425	$389,829

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$61,425	$696,156	$(206,565)	$(510,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,060	22,046	62,239	87,267
Amortization of debt issuance costs/discounts	71	—	9,394	9,961
Provision for doubtful accounts	5,313	5,993	5,807	1,103
Loss (gain) on sale of assets or stations	103	158	(2,499)	(95,695)
Non-cash reorganization items, net	—	(523,651)	25,921	—
Impairment of intangible assets and goodwill	—	—	335,909	604,965
Impairment charges -- equity interest in Next Radio and Pulser Media	3,170	—	—	—
Deferred income taxes	(27,411)	(179,455)	(168,226)	(27,831)
Stock-based compensation expense	3,404	231	1,614	2,948
(Gain) loss on early extinguishment of debt	(201)	—	1,063	(8,017)
Other	153	—	—	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	(39,699)	12,697	(9,469)	10,740
Trade receivable	1,831	(997)	761	(839)
Prepaid expenses and other current assets	(4,700)	(5,831)	(7,655)	(7,017)
Other assets	3,981	(436)	(1,451)	(1,106)
Accounts payable and accrued expenses	(10,077)	7,777	46,587	(16,816)
Trade payable	(676)	190	(1,486)	176
Other liabilities	1,651	(5,746)	(5,348)	(13,374)
Net cash provided by operating activities	32,398	29,132	86,596	35,745
Cash flows from investing activities:
Proceeds from sale of assets or stations	586	—	6,090	106,935
Acquisition	(18,000)	—	—	—
Capital expenditures	(15,684)	(14,019)	(31,932)	(23,037)
Net cash (used in) provided by investing activities	(33,098)	(14,019)	(25,842)	83,898
Cash flows from financing activities:
Repayment of borrowings under term loan and revolving credit facilities	(56,500)	—	(81,652)	(20,000)
Adequate protection payments on term loan	—	(37,802)	(6,405)	—
Proceeds from exercise of warrants	—	—	—	3
Financing costs	(1,113)	(850)	(91)	—
Net cash used in financing activities	(57,613)	(38,652)	(88,148)	(19,997)
(Decrease) increase in cash and cash equivalents	(58,313)	(23,539)	(27,394)	99,646
Cash, cash equivalents and restricted cash at beginning of period	88,351	111,890	139,284	39,638
Cash, cash equivalents and restricted cash at end of period	$30,038	$88,351	$111,890	$139,284

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “CUMULUS MEDIA,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that was organized in 2002.

Nature of Business

A leader in the radio broadcasting industry, CUMULUS MEDIA combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 245 million people reached each week through its 433 owned-and-operated stations broadcasting in 88 U.S. media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus Radio Station Group and Westwood One platforms make CUMULUS MEDIA one of the few media companies that can provide advertisers with national reach and local impact. The Cumulus Radio Station Group and Westwood One are the exclusive radio broadcast partners to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, the Company is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

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

Upon filing for bankruptcy and up through and including the emergence from Chapter 11 on the Effective Date, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing its consolidated financial statements (see Note 2, “Emergence from Chapter 11” and Note 3 “Fresh Start Accounting”). As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and consequently the consolidated financial statements on and after June 4, 2018 are not comparable to the consolidated financial statements prior to that date. Refer to Note 3, “Fresh Start Accounting” for additional information.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revision of Previously Issued Financial Statements

During the third quarter of 2018, the Company determined that it had an error in the classification of certain content related costs in the Condensed Consolidated Statements of Operations in previous periods. The Company should have presented the amounts within content costs rather than within selling, general and administrative costs. In the accompanying Consolidated Statements of Operations, the previous periods have been revised to correct this misclassification. This reclassification resulted in an increase in Content costs of $4.2 million for the Predecessor Company Period from January 1, 2018 through June 3, 2018. For the Predecessor Company years ended December 31, 2017 and 2016, the reclassification was $6.2 million and $4.3 million, respectively. The correction was not material to the Predecessor or Successor results.
Reverse Stock Split
On October 12, 2016, the Predecessor Company effected a one-for-eight (1:8) reverse stock split (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every eight shares of each class of the Predecessor Company's outstanding common stock were combined into one share of the same class of common stock and the authorized shares of each class of the Predecessor Company's common stock were reduced by the same ratio. No fractional shares were issued in connection with the Reverse Stock Split. The number and exercise price of the Predecessor Company's outstanding stock options and warrants were adjusted proportionally, as appropriate. The par value of the Predecessor Company's common stock was not adjusted as a result of the Reverse Stock Split. All authorized, issued and outstanding stock and per share amounts for the Predecessor Company contained within the accompanying consolidated financial statements and these footnotes have been adjusted to reflect this Reverse Stock Split for all periods presented.
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

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity (deficit). During the years ended December 31, 2018 and 2017, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Going Concern Considerations
In accordance with the requirements of Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40), or Accounting Standards Codification ("ASC") 205-40, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about the Company's ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K.

During the pendency of the Chapter 11 Cases, the Company’s ability to continue as a going concern was contingent upon a variety of factors, including the Bankruptcy Court’s approval of the Plan and the Company’s ability to successfully implement the Plan. As a result of the effectiveness of the Plan and the expectation that it will continue to generate positive cash flows from operating activities, the Company believes it has the ability to meet its obligations for at least one year from the date of issuance of this Form 10-K.
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
Assets Held for Sale

During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party. The asset was classified as held for sale in the Consolidated Balance Sheet at December 31, 2016. At December 31, 2017, the sale of this asset was subject to Bankruptcy Court approval, and consequently, the asset no longer met the definition of held for sale and was classified on the Consolidated Balance Sheet as Property and Equipment, net. As a result of the Company's emergence from Chapter 11 and as of December 31, 2018, the asset again met the criteria to be classified as held for sale at fair value less estimated selling costs in the Consolidated Balance Sheet. The closing of the transaction is subject to various conditions and approvals which remain pending.
Dispositions

On August 30, 2016, the Company completed the sale of certain land and buildings in Los Angeles for $110.6 million in cash. In conjunction with this sale, the Company recorded a net gain of $94.0 million, which is included in (gain) loss on sale of assets or stations in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.
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

Intangible Assets
As of December 31, 2018, the Company’s intangible assets are comprised of broadcast licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt using the effective interest method. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03. The amendments in ASU 2015-03 require that debt issuance costs be presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of long-term debt, consistent with debt discounts or premiums. As a result of the Company’s chapter 11 cases, the Company expensed the entire balance of $25.9 million of deferred financing costs and debt discount during the fourth quarter of 2017 to reorganization items, net, in the Consolidated Statements of Operations.
Revenue Recognition
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. On January 1, 2018 the Company adopted Accounting Standards Update No. 2014-09, Revenue From Contracts with Customers ("ASC 606") using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605 - Revenue Recognition ("ASC 605"). Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.
Broadcast advertising revenue is recognized as commercials are broadcast. In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue with no corresponding operating expenses.
Local Marketing Agreements
A number of radio stations, including certain of our stations, have entered into Local Marketing Agreements (“LMAs”). In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.
As of December 31, 2018 and 2017, the Company operated two and four radio stations under LMAs, respectively. The stations operated under LMAs contributed $3.5 million, $2.6 million, $23.9 million, and $23.2 million for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016, respectively, to the consolidated net revenue of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016, was $3.4 million, $0.2 million, $1.6 million, and $2.9 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Successor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. If other assumptions are used, the results could differ. For restricted stock awards with service conditions only, the Company utilizes the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and calculates stock-based compensation expense based on this assessment.
Trade Transactions
The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales, programming and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016, amounts reflected under trade transactions were: (1) trade revenues of $26.5 million, $19.0 million, $40.1 million and $37.7 million, respectively; and (2) trade expenses of $27.1 million, $18.0 million, $38.6 million and $36.2 million, respectively.
Income Taxes

The Company uses the liability method of accounting for deferred income taxes. Except for goodwill, deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of our assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. During the fourth quarter of 2018, the Company completed its accounting for the tax effects of enactment of the Act and recorded an adjustment to deferred tax benefit of approximately $0.9 million during 2018 related to the remeasurement of deferred tax assets and liabilities. See Note 13, “Income Taxes” for further discussion. A valuation allowance is recorded against a deferred tax asset to measure its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. The Company continually reviews the adequacy of our valuation allowance, if any, on our deferred tax assets and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). See Note 13, “Income Taxes” for further discussion.
Earnings Per Share
Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net income (loss) from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company’s third amended and restated certificate of incorporation, as amended (the “amended and restated certificate of incorporation (the "Charter”)).
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
Fair Values of Financial Instruments
The carrying values of cash equivalents, restricted cash, accounts receivables, accounts payable, trade payables and receivables and accrued expenses approximate fair value because of the short term to maturity of these instruments (See Note 10, "Fair Value Measurements").

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

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the Successor Company period from June 4, 2018 through December 31, 2018, the Predecessor Company period from January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016:

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31,	Period from January 1, 2018 through June 3,	Year Ended December 31,	Year Ended December 31,
	2018	2018	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$49,785	$—	$96,225	$126,515
Income taxes paid	7,266	1,992	3,781	4,451

Supplemental disclosures of non-cash flow information:
Trade revenue	$26,516	$18,973	$40,080	$37,691
Trade expense	27,098	17,964	38,633	36,158
Transfer of deposit from escrow - WKQX acquisition	4,750	—	—	—
Transfer of deposit from escrow - Los Angeles land and building sale	—	—	—	6,000
Transfer of property and equipment from assets held for sale	—	—	30,150	—

Supplemental disclosures of non-cash reorganization items impact on changes in assets and liabilities:
Accounts receivable	$—	$(11)	$—	$—
Prepaid expenses and other current assets	—	21,077	—	—
Property and equipment	—	(121,732)	—	—
Other intangible assets, goodwill and other assets	—	283,217	—	—
Accounts payable, accrued expenses and other liabilities	—	(36,415)	—	—
Cancellation of 7.75% Senior Notes	—	(610,000)	—	—
Cancellation of Predecessor Company Term Loan	—	(1,684,407)	—	—
Issuance of Successor Company Term Loan	—	1,300,000	—	—
Cancellation of Predecessor Company stockholders' equity	—	649,620	—	—
Issuance of Successor Company stockholders' equity	—	(325,000)	—	—

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$27,584	$50,046	$102,891	$131,259
Restricted cash	2,454	38,305	8,999	8,025
Total cash and cash equivalents and restricted cash	$30,038	$88,351	$111,890	$139,284
Adoption of New Accounting Standards

ASU 2014-09 and related updates - Revenue from Contracts with Customers (“ASU 2014-09”) or (“ASC 606”). On January 1, 2018, the Company adopted ASC 606, which is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services and satisfaction of performance obligations to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company applied the modified retrospective method to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported under the previous accounting standards. There was not a material impact to revenues as a result of the recognition of revenue in accordance with ASC 606 for the year ended December 31, 2018, and there have not been significant changes to the Company's business processes, systems, or internal controls as a result of implementing the standard. As of December 31, 2018, the Company recorded an asset of approximately $6.5 million related to the unamortized portion of commission expense on new local direct revenue. See Note 4, “Revenues” for further details.

ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In January 2016, the FASB issued ASU 2016-01 which enhances the reporting model for financial instruments including aspects of recognition, measurement, presentation and disclosure. This ASU revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. This ASU also changes certain disclosure requirements associated with the fair value of financial instruments. These changes require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. In February 2018, the FASB issued ASU 2018-03 - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”) which provides an option for a company to “un-elect” the measurement alternative and elect to account for the changes in the fair value of investments through current earnings for certain equity investments that do not have readily determinable fair values as well. However, once a company makes this election for a particular investment, it must apply the fair value through current earnings model to all identical investments and/or similar investments from the same issuer. Further, a company cannot elect the measurement alternative for future purchases of identical or similar investments of the same issuer. However, the Company had no financial assets and/or liabilities that fell within the requirements of this update during the 2018 fiscal year, therefore there was no impact to the Consolidated Financial Statements. The Company will adopt ASU 2018-03 on a prospective basis and un-elect the measurement alternative if applicable.

ASU 2016-15 - Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). In August 2016, the FASB issued ASU 2016-15 which provides guidance for several new and/or revised disclosures pertaining to the classification of certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business acquisition. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2016-15 as of January 1, 2018 and there was no impact to the Consolidated Financial Statements.

ASU 2016-18 - Restricted Cash (“ASU 2016-18”). In November 2016, the FASB issued ASU 2016-18 which provides guidance for the accounting for the disclosure of restricted cash on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods thereafter. The Company adopted ASU 2016-18 as of January 1, 2018. Upon adoption of ASU 2016-18 on January 1, 2018, the Company included restricted cash balances along with cash and cash equivalents as of the end of the period and beginning of the period, respectively, in its Consolidated Cash Flows for all periods presented. Additionally, separate line items showing changes in restricted cash balances have been eliminated from the Consolidated Statement of Cash Flows. The Predecessor Company held $9 million and $8 million in restricted cash as of December 31, 2017 and December 31, 2016, respectively.
ASU 2017-01 - Clarifying the Definition of a Business (“ASU 2017-01”). In January 2017, the FASB issued guidance that clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard is effective for fiscal years, and interim periods within fiscal years, beginning after December 15, 2017. The Company adopted ASU 2017-01 as of January 1, 2018 on a prospective basis and there was no material impact to the Consolidated Financial Statements.

ASU 2017-09 - Scope of Modification Accounting (“ASU 2017-09”). In May 2017, the FASB issued an update to guidance on Topic 718, Compensation—Stock Compensation that clarifies when changes to the terms or conditions of a share-based award must be accounted for as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award, as equity or liability, changes as a result of the change in terms or conditions. ASU 2017- 09 is effective for annual periods, and interim periods within annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 as of January 1, 2018 on a prospective basis and there was no material impact to the Consolidated Financial Statements.

ASU 2018-02 - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other
Comprehensive Income (“ASU 2018-02”). In February 2018, the FASB issued ASU 2018-02 which provides the option to reclassify stranded tax effects related to the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) in accumulated other comprehensive income to retained earnings. The adjustment relates to the change in the U.S. corporate income tax rate. The adoption of this ASU did not impact the Company's Consolidated Financial Statements.

Recent Accounting Standards Updates

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13 which requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Consolidated Financial Statements.

ASU 2016-02 - Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either financing or operating, thereby impacting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11 - Targeted Improvements (“ASU 2018-11”), which provides technical corrections and clarification to ASU 2016-02. ASU 2016-02 and amendments ASU 2018-10 and ASU 2018-11 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The standard permits two approaches, one requiring retrospective application of the new guidance with restatement of prior years, and one requiring prospective application of the new guidance. The Company anticipates adopting this standard on January 1, 2019 using a modified retrospective approach and electing the practical expedients allowed under the standard. The Company is in the process of aggregating and evaluating lease arrangements, implementing new controls and processes, and implementing a lease accounting system. Based on a preliminary assessment, the Company expects most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption. The impact to the Company’s balance sheet is estimated to result in a 7% to 11% and 9% to 13% increase in assets and liabilities respectively. The impact on the Company's results of operations and cash flows is not expected to be material.

ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). The standard aligns the accounting for share-based payment awards issued to employees and non- employees. Changes to the accounting for non-employee awards include: (1) equity-classified share-based payment awards issued to non-employees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date; (2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The guidance should be applied to all new awards granted after the date of adoption. In addition, the modified retrospective approach should be used on all liability-classified awards that have not been settled and equity- classified awards for which a measurement date has not been established by the adoption date by re-measurement at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. The Company is currently evaluating the impact of adopting ASU 2018-07 on its Consolidated Financial Statements.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the following disclosure requirements for all entities: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the entity’s policy for the timing of transfers between levels of the fair value hierarchy, and the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated. ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Consolidated Financial Statements.

2. Emergence from Chapter 11

On May 10, 2018, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, June 4, 2018, the Plan became effective and the Debtors emerged from Chapter 11.

Plan of Reorganization

A plan of reorganization determines the rights and satisfaction of claims of various creditors and security holders, but the ultimate settlement of certain claims is subject to the uncertain outcome of various litigation, negotiations and bankruptcy court decisions for a period of time after a plan of reorganization is confirmed.

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

•
Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, as supplemented, and pursuant to which Old Cumulus had outstanding senior notes with a face value of $610.0 million (“7.75% Senior Notes”); and

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

•
On the Effective Date, the Company’s certificate of incorporation was amended and restated to authorize the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0000001 per share (“new Class A common stock”), 100,000,000 shares of Class B common stock, par value $0.0000001 per share (“new Class B common stock” and, together with the new Class A common stock, the “new common stock”) and 100,000,000 shares of preferred stock (see Note 11, “Stockholders’ Equity”);

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

•
The Company entered into a $1.3 billion credit agreement (the “Credit Agreement” or “Term Loan”) with Wilmington Trust, N.A., as administrative agent (the “Agent”) and the lenders named therein (see Note 9, “Long-Term Debt”);

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

3. Fresh Start Accounting

Upon filing for bankruptcy and up through and including the emergence from Chapter 11 on the Effective Date, the Company qualified for fresh start accounting under ASC 852 because (i) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters a confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for CUMULUS MEDIA was the Effective Date.

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

Condensed Consolidated Balance Sheet

The adjustments set forth in the following Condensed Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs (dollars in thousands).

	Predecessor Company As of June 3, 2018	Reorganization Adjustments		Fresh Start Adjustments		Successor Company As of June 4, 2018
Assets
Current assets:
Cash and cash equivalents	$108,480	$(58,434)	(1)	$—		$50,046
Restricted cash	13,720	24,585	(2)	—		38,305
Accounts receivable	215,724	—		—		215,724
Trade receivable	5,221	—		—		5,221
Prepaid expenses and other current assets	49,912	(19,990)	(3)	—		29,922
Total current assets	393,057	(53,839)		—		339,218
Property and equipment, net	193,574	—		121,732	(12)	315,306
Broadcast licenses	1,203,809	—		(285,309)	(13)	918,500
Other intangible assets, net	75,056	—		137,402	(13)	212,458
Goodwill	135,214	—		(135,214)	(14)	—
Other assets	18,012	—		—		18,012
Total assets	$2,018,722	$(53,839)		$(161,389)		$1,803,494
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$108,448	$6,253	(4)	$(128)	(15)	$114,573
Current portion of Term Loan	—	13,000	(5)	—		13,000
Total current liabilities	108,448	19,253		(128)		127,573
Term loan	—	1,268,983	(5)	18,017	(16)	1,287,000
Other liabilities	2,801	21,312	(6)	13	(17)	24,126
Deferred income taxes	—	50,437	(7)	(10,642)	(18)	39,795
Total non-current liabilities	2,801	1,340,732		7,388		1,350,921
Liabilities subject to compromise	2,647,110	(2,647,110)	(8)	—		—
Total liabilities	2,758,359	(1,287,125)		7,260		1,478,494
Stockholders’ (deficit) equity:
Predecessor Class A common stock	320	(320)	(9)	—		—
Predecessor Class C common stock	1	(1)	(9)	—		—
Predecessor treasury stock	(229,310)	229,310	(9)	—		—
Predecessor additional paid-in-capital	1,626,906	(1,626,906)	(9)	—		—
Successor Class A common stock	—	—		—		—
Successor Class B common stock	—	—		—		—
Successor additional-paid-in-capital	—	325,000	(10)	—		325,000
(Accumulated deficit) retained earnings	(2,137,554)	2,306,203	(11)	(168,649)	(19)	—
Total stockholders’ (deficit) equity	(739,637)	1,233,286		(168,649)		325,000
Total liabilities and stockholders’ (deficit)	$2,018,722	$(53,839)		$(161,389)		$1,803,494

Reorganization adjustments
1.Reflects cash payments and the funding of professional fee escrow account from the implementation of the Plan as follows (dollars in thousands):

Payment of professional fees	$3,118
Adequate protection payment	1,326
Payment of contract cure claims	20,341
Funding of professional fee escrow amount	32,517
Other fees and expenses	1,132
Net cash payments	$58,434

2.	Reflects net additions to restricted cash giving effect to the funding of professional fee escrow account for professional fees accrued and the payment of restructuring fees (dollars in thousands):

Funding of professional fee escrow account	$32,517
Payment of restructuring fees	(7,932)
Net changes to restricted cash	$24,585

3.Reflects the reclassification of $17.8 million debt issuance costs from prepaid expense to offset the Term Loan as well as the write-off of $2.2 million of certain assets which do not benefit the Successor Company.
4.Represents the reinstatement of certain accounts payable and accrued expenses that were previously classified as Liabilities subject to compromise as well as accrued state income taxes.
5.Represents the current and non-current portion, net of debt issuance costs of $18.0 million, of the Term Loan.
6.Represents the reinstatement of tax liabilities, lease liabilities and long-term deposits from Liabilities subject to compromise.
7.Represents the partial reinstatement of the deferred tax liability of $50.4 million of the original $237.2 million that was included in Liabilities subject to compromise.
8.Liabilities subject to compromise immediately prior to the Effective Date consisted of the following (dollars in thousands):

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

9.
Pursuant to the Plan, all equity interests of the Predecessor that were issuable or issued and outstanding immediately prior to the Effective Date were canceled. The elimination of the carrying value of the canceled equity interests was recorded as an offset to retained earnings (accumulated deficit).

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

Fresh Start adjustments

12.Reflects the increase in net book value of property and equipment to the estimated fair value as of the Effective Date. The following table summarizes the components of property and equipment, net as of June 4, 2018, and the fair value as of the Effective Date (dollars in thousands):

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

13.The Company recorded an adjustment to intangible assets of $147.9 million as follows (dollars in thousands):

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

14.Reflects the elimination of the Predecessor goodwill balance of $135.2 million.
15.Reflects the elimination of the carrying value of short-term deferred rent to adjust accounts payable and accrued expenses to estimated fair value.
16.Represents the fair value adjustment of the Term Loan including the elimination of debt issuance costs of $18.0 million incurred prior to and upon emergence from bankruptcy. The fair value of debt is comprised of $13.0 million of short-term debt and $1,287.0 million of long-term debt. The fair value of the Term Loan was determined based on a market approach utilizing market yields and was estimated to be 100% of par value.
17.Represents the increase of a liability related to a failed sale leaseback transaction and elimination of the carrying value of long-term deferred rent in accordance with fresh start reporting to adjust net book value to estimated fair value.
18.Reflects the impact of fresh start adjustments on deferred taxes.
19.Reflects the cumulative impact of the fresh start accounting adjustments discussed above on accumulated deficit as follows (dollars in thousands):

Property and equipment fair value adjustment	$121,732
Intangible assets fair value adjustment	(147,907)
Goodwill adjustment	(135,214)
Term Loan fair value adjustment	(18,017)
Other assets and liabilities fair value adjustments	115
Net loss on fresh start adjustments	$(179,291)
Tax impact on fresh start adjustments	10,642
Net impact on retained earnings	$(168,649)

Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Consolidated Statement of Operations as follows (dollars in thousands):

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

As of December 31, 2018, total cash paid by the Predecessor Company related to Reorganization Items, net was $57.8 million.

4. Revenues

Adoption of ASC Topic 606 - Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company's historic accounting under ASC 605 - Revenue Recognition (“ASC 605”).

Revenue Recognition

Under current and prior revenue guidance, revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$474,157	$301,804	$783,034	$798,587
Non-advertising revenues (tower rental and other)	2,961	1,513	3,929	3,809
Total Cumulus Radio Station Group revenue	$477,118	$303,317	$786,963	$802,396

Westwood One
Advertising revenues (broadcast, digital and trade)	$199,912	$143,215	$326,901	$320,001
Non-advertising revenues (license fees and other)	7,790	6,500	19,264	16,609
Total Westwood One revenue	$207,702	$149,715	$346,165	$336,610

Other (1)	$1,616	$892	$2,534	$2,394
Total Revenue	$686,436	$453,924	$1,135,662	$1,141,400

(1)	Other is comprised of revenue from certain digital commerce and broadcast software sales and services.

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

Trade and Barter Transactions

The Company provides advertising time in exchange for goods or services such as products, supplies, or services. Trade revenue totaled $26.5 million, $19.0 million, $40.1 million and $37.7 million for the period June 4, 2018 through December 31, 2018 (Successor Company), the period January 1, 2018 through June 3, 2018 (Predecessor Company), the year ended December 31, 2017 (Predecessor Company) and the year ended December 31, 2016 (Predecessor Company), respectively.

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
For contracts with a client whose customer life covers a year or less, companies may use a practical expedient that allows the option to expense commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, management used the contract life for the amortization period. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Sales, General and Administrative expense in our Consolidated Statements of Operations. The Company does not apply the practical expedient option to new local direct contracts, as the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of December 31, 2018, the Company recorded an asset of approximately $6.5 million related to the unamortized portion of commission expense on new local direct revenue. Under the previous guidance of ASC 605, commission expense on new local direct revenue would have been expensed as incurred.

Under certain practical expedients elected, the Company did not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for reporting periods presented before January 1, 2018.

The Company has elected to apply the practical expedient which allows it to not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company has contracts with customers which the Company believes will produce revenue beyond one year. From these contracts, the Company estimates it will recognize approximately $6.0 million of revenue in 2019.

5. Restricted Cash
As of December 31, 2018 and 2017, the Company’s Consolidated Balance Sheets included approximately $2.5 million and $9.0 million, respectively, in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.

6. Property and Equipment
Property and equipment consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

		Successor Company	Predecessor Company
	Estimated Useful Life	As of December 31, 2018	As of December 31, 2017
Land	N/A	$79,670	$86,308
Broadcasting and other equipment	3 to 30 years	77,812	240,740
Computer and capitalized software costs	1 to 3 years	17,681	29,793
Furniture and fixtures	5 years	5,269	15,278
Leasehold improvements	5 years	25,812	42,504
Buildings	9 to 20 years	28,689	51,549
Construction in progress	N/A	15,946	32,463
		250,879	498,635
Less: accumulated depreciation		(14,981)	(307,031)
		$235,898	$191,604
Depreciation expense for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016 was $15.2 million, $14.2 million, $28.7 million, and $31.1 million, respectively.
In connection with the application of fresh start accounting on June 3, 2018, the Company recorded fair value adjustments disclosed in Note 3, “Fresh Start Accounting.” Accumulated depreciation was therefore eliminated as of that date.

The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable.

As a result of the annual impairment assessment, there was no impairment to capitalized costs related to our internally developed software as of December 31, 2018. The Company is currently evaluating alternatives related to capitalized software associated with certain internally developed systems and will assess the recoverability of those costs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The table presented above does not reflect certain assets in the Company's Washington, DC market which has been classified as held for sale in the accompanying Consolidated Balance Sheet at December 31, 2018 as disclosed in Note 1, "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies."

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

Prior to the application of fresh start accounting, goodwill represented the excess of the amount paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company eliminated goodwill upon application of fresh start accounting (see Note 3, “Fresh Start Accounting”). The Successor Company had no goodwill as of December 31, 2018.

In performing the Company's 2016 annual impairment testing of goodwill, the Company recorded a non-cash impairment charge of $568.1 million, reducing the goodwill in the Cumulus Radio Station Group to $0.0 million at December 31, 2016. The Company did not incur any impairment charges related to goodwill during the year ended December 31, 2017.

Intangible Assets
In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined management with the assistance of valuation specialists. The Company’s intangible assets are as follows (dollars in thousands):

Intangible Assets:	Indefinite-Lived	Definite-Lived	Total

Balance as of January 1, 2018 (Predecessor Company)	$1,203,809	$82,994	$1,286,803
Dispositions	—	—	—
Amortization	—	(7,938)	(7,938)
Balance as of June 3, 2018 (Predecessor Company)	$1,203,809	$75,056	$1,278,865
Impact of fresh start accounting	(264,109)	116,202	(147,907)
Balance as of June 4, 2018 (Successor Company)	$939,700	$191,258	$1,130,958
Disposals	(340)	(22)	(362)
Amortization	—	(18,885)	(18,885)
Acquisitions	17,476	—	17,476
Balance as of December 31, 2018 (Successor Company)	$956,836	$172,351	$1,129,187

As part of fresh start accounting, the Company removed existing intangibles and accumulated amortization and recorded an adjustment of $147.9 million to reflect the fair value of intangibles. (See Note 3, “Fresh Start Accounting").
The Company's definite-lived intangible assets primarily consist of broadcast advertising and affiliate relationships, while the Company's indefinite-lived assets consist of broadcasting license and trademarks. Total amortization expense related to the Company’s definite-lived intangible assets was $18.9 million, $7.9 million, $33.5 million and $56.2 million for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016, respectively. As of December 31, 2018, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2019	$25,307
2020	20,312
2021	20,211
2022	20,111
2023	16,377
Thereafter	70,033
Total other intangibles, net	$172,351

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
Impairment Test - Definite-Lived Intangibles
The Company tests definite-lived intangible assets for recoverability by comparing the net carrying value of an asset group to its undiscounted cash flows. As of December 31, 2018, based on the results of the recoverability test, the Company determined that the future undiscounted cash flows expected to result from the continued use of the assets and their eventual disposition continued to exceed the carrying value of the applicable asset groups and were therefore recoverable. The Company did not recognize any impairment charges for its definite-lived intangible assets in 2018 as a result of this analysis.

During the second quarter of 2016, the Company recorded an impairment charge to its definite-lived intangible assets of $1.8 million at the Westwood One segment for all customer lists and trademark definite-lived intangible assets related to the print publication of NASH Country Weekly as the Company re-positioned the print publication to a digital only medium. There were no similar impairments in 2017 or 2018.
Annual Impairment Test - FCC Licenses
As part of the annual impairment testing of indefinite-lived intangibles the Company tests its FCC licenses for impairment during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. As part of the overall planning associated with the test, the Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes.
For the impairment test, we utilized the income approach, specifically the Greenfield Method. This approach values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The value of the asset under consideration (the license) can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, we considered if there were any other factors that might affect the carrying value of the asset.
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
In estimating the value of the licenses, we began with market revenue projections. Next, we estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by station type (i.e., AM and FM) and signal strength.
After market revenue and market shares were estimated, operating expenses, including depreciation based on assumed investments in fixed assets and future capital expenditures of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate estimated income taxes were then subtracted, estimated depreciation added back, estimated capital expenditures subtracted, and estimated working capital adjustments were made to calculate estimated free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.
The analysis included overall future market revenue rates of decline for the residual years after the projection period of (0.75)% and a weighted average cost of capital of 9.0%. The residual year value and cash flow growth rates were estimated based on a perpetual nominal market growth rate, which was based on long-term industry projections obtained from third party sources. The weighted average cost of capital was based on (i) the cost of equity, which included estimates of the risk-free return, stock risk premiums and industry beta; (ii) the cost of debt, which included estimates for corporate borrowing rates; and (iii) estimated average percentages of equity and debt in other radio broadcasters capital structures.
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
As a result of the impairment test, there was no impairment as of December 31, 2018. As of December 31, 2017, the Company recorded a non-cash impairment charge of $335.9 million. As of December 31, 2016 the Company recorded a non-cash impairment charge of $35.0 million.
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

8. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017
Accrued employee costs	$23,599	$9,528
Accrued third party content costs	28,963	5,205
Accounts payable	11,695	1,928
Accrued other	37,063	19,496
Total accounts payable and accrued expenses	$101,320	$36,157

In connection with the filing of the Bankruptcy Petitions, $108.2 million of accounts payable and accrued expenses outstanding under the Predecessor Company, were reclassified to Liabilities subject to compromise in the Consolidated Balance Sheet as of December 31, 2017.

9. Long-Term Debt
The Company’s long-term debt consisted of the following at December 31, 2018 and 2017 (dollars in thousands):

	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017
Predecessor Term Loan	$—	$1,722,209
7.75% Senior Notes	—	610,000
Long-term debt, net subject to compromise	$—	$2,332,209
Less: Amounts reclassified to liabilities subject to compromise	—	(2,332,209)
Term Loan	$1,230,299	$—
Plus: Current portion	13,000	—
Total long-term debt	$1,243,299	$—

In connection with the filing of the Bankruptcy Petitions, all amounts outstanding under the Predecessor Term Loan and the 7.75% Senior Notes had been reclassified to Liabilities subject to compromise in the Consolidated Balance
Sheet as of December 31, 2017.

Future maturities of the Term Loan (dollars in thousands):

2019	$13,000
2020	13,000
2021	13,000
2022	1,204,299
$1,243,299

Credit Agreement

On the Effective Date, Cumulus Media New Holdings Inc., a Delaware corporation (“Holdings”) and an indirectly wholly-owned subsidiary of the Company, and certain of the Company’s other subsidiaries, entered into the Credit Agreement with the holders of claims with respect to the Predecessor Term Loan under the Canceled Credit Agreement, as term loan lenders. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided Holdings and its subsidiaries that are party thereto as co- borrowers with a $1.3 billion senior secured Term Loan.

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At December 31, 2018, the Term Loan bore interest at 7.03% per annum.

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

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty (except that any prepayment during the period of six months following the closing of the Credit Agreement would require a premium equal to 1.00% of the prepaid principal amount). The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement). On October 11, 2018, the Company purchased $50.2 million of face value of the Term Loan for $50.0 million, a discount to par value of 0.40%. On March 18, 2019, the Company purchased $25.4 million of face value of the Term Loan for $25.0 million, a discount to par value of 1.50%.

Amounts outstanding under the Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate
Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Credit Agreement (the “Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Guarantors. As of December 31, 2018, the Company was compliance with all required covenants under the Credit Agreement.

Revolving Credit Agreement

On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, Intermediate Holdings as a guarantor, certain lenders, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.

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

As of December 31, 2018, $2.8 million was outstanding in the form of a letter of credit under the Revolving Credit Facility. As of December 31, 2018, the Company was in compliance with all required covenants under the Revolving Credit Agreement.

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

As a result of the filing of the Bankruptcy Petitions, Old Cumulus was required to make adequate protection payments on the Predecessor Term Loan. The amounts of these payments were calculated under the same terms as the interest and at the rates described above. During the pendency of Bankruptcy Petitions, ASC 852 required Old Cumulus to recognize the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. As a result, Old Cumulus applied adequate protection payments of approximately $37.8 million to the principal balance of the Predecessor Term Loan for the period from January 1, 2018 through June 3, 2018, which in turn, caused interest expense in 2018 to be lower by approximately $37.1 million than it would have been absent the filing of the Bankruptcy Petitions.

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

The following table shows the gross amount and fair value of the Term Loan, the Predecessor Term Loan and the 7.75% Senior Notes (dollars in thousands):

	Successor Company	Predecessor Company
	December 31, 2018	December 31, 2017
Term Loan:
Gross value	$1,243,299	$—
Fair value - Level 2	$1,182,688	$—
Predecessor Term Loan:
Gross value	$—	$1,722,209
Fair value - Level 2	$—	$1,481,100
7.75% Senior Notes:
Gross value	$—	$610,000
Fair value - Level 2	$—	$105,988
As of December 31, 2018, the Company obtained trading prices from a third party of 95.13% to calculate the fair value of the Term Loan.
As of December 31, 2017, Old Cumulus obtained trading prices from a third party of 86.0% to calculate the fair value of the Predecessor Term Loan, and 17.4% to calculate the fair value of the 7.75% Senior Notes.
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

a.	the retention or dismissal of outside auditors by the Company;

b.	any dividends or distributions to the stockholders of the Company;

c.	any material sale of assets, recapitalization, merger, business combination, consolidation, exchange of stock or other similar reorganization involving the Company or any of its subsidiaries;

d.	the adoption of any new or amended charter;

e.
other than in connection with any management equity or similar plan adopted by the Board, any authorization or issuance of equity interests, or any security or instrument convertible into or exchangeable for equity interests, in the Company or any of its subsidiaries; and

f.	the liquidation of the Company or any of its subsidiaries.

The Charter and bylaws do not provide for cumulative voting. The holders of a plurality of the shares of new common stock entitled to vote and present in person or represented by proxy at any meeting at which a quorum is present and which is called for the purpose of electing directors will be entitled to elect the directors of the Company. The holders of a majority of the shares of new common stock issued and outstanding and entitled to vote, and present in person or represented by proxy, will constitute a quorum for the transaction of business at all meetings of the stockholders.

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

In connection with the Company’s emergence from Chapter 11 and in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 1145 of the Bankruptcy Code, the Company issued a total of 11,052,211 shares of new Class A common stock, 5,218,209 shares of new Class B common stock, 3,016,853 Series 1 warrants and issued or will issue 712,736 Series 2 warrants to holders of certain claims against the Predecessor Company. The holders of claims with respect to the Predecessor Term Loan received 83.5% of the new common stock and warrants issued. The holders of unsecured claims, including claims arising from the 7.75% Senior Notes, received, or will receive in the aggregate, 16.5% of the new common stock and warrants issued. During the period from June 4, 2018 to December 31, 2018, certain holders of new Class B common stock elected to exchange 1,692,849 shares of new Class B common stock for an equal number of shares of new Class A common stock.

As of December 31, 2018, the Successor Company had 16,555,404 aggregate issued and outstanding shares of new common stock consisting of:

i.	12,995,080 shares designated as Class A common stock;

ii.	3,560,604 shares designated as Class B common stock

Successor Stock Purchase Warrants

On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Predecessor Company and (ii) issued or will issue 712,736 Series 2 warrants to purchase shares of new Class A common stock or new Class B common stock on a one-for- one basis with an exercise price of $0.0000001 per share, to other claimants. The Warrants expire on June 4, 2038.

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

Predecessor Common Stock

The Predecessor Company was authorized to issue an aggregate of 268,830,609 shares of stock divided into four classes consisting of:

i.	93,750,000 shares designated as Class A common stock;

ii.	75,000,000 shares designated as Class B common stock;

iii.	80,609 shares designated as Class C common stock, and

iv.	100,000,000 shares of preferred stock.

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

12. Stock-Based Compensation Expense

Successor Share-Based Compensation

In accordance with the Plan and the approval of the Board, the Long-Term Incentive Plan (the “Incentive Plan”) became effective as of the Effective Date. The Incentive Plan is intended to, among other things, help attract, motivate and retain key employees and directors and to reward them for making major contributions to the success of the Company. The Incentive Plan permits awards to be made to employees, directors, or consultants of the Company or an affiliate of the Company.

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

Fifty percent (50%) of the RSUs granted to Management vest ratably on each of December 31, 2018, 2019 and 2020, subject to certain performance-based criteria. Of the remaining fifty percent (50%) of the RSUs and one hundred percent (100%) of the Options granted to Management, 30% will vest on or about each of the first two anniversaries of the issuance date, and 20% will vest on or about each of the third and fourth anniversaries of the issuance date. The vesting of each of the Management Emergence Awards is also subject to, among other things, each such employee’s continued employment with the Company.

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

    For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company’s stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions are used, the results could differ. For restricted stock awards with service conditions only, we utilize the intrinsic value method. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjust compensation cost based on this assessment.

The total grants awarded during the period from June 4, 2018 through December 31, 2018 are presented in the table below:

	Successor Company
	Period from June 4, 2018 through December 31, 2018
	Grants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted Average Grant Date Fair Value
Stock option grants	581,124	$25.47	4.4	$7.60
Restricted stock unit grants	600,031	Not Applicable	4.4	$15.00
Total grants in the successor period	1,181,155

There were no exercises, forfeitures or cancellations of Successor Company stock options during the period from June 4, 2018 through December 31, 2018. As of December 31, 2018, 14,180 of the Successor Company stock options were vested and 28,363 restricted stock units were exercised. As of December 31, 2018, the total fair value of vested options was $121,241 and fair value of restricted stock exercised was $425,445.

The total share-based compensation expense included in “Corporate expenses” in the accompanying Consolidated Statements of Operations for the period from June 4, 2018 through December 31, 2018 was as follows (in thousands):

Successor Company
Period from June 4, 2018 through December 31, 2018
Stock option grants	$853
Restricted stock unit grants	2,551
Total expense	$3,404

As of December 31, 2018, there was $12.9 million of unrecognized compensation cost related to unvested stock-based compensation arrangements.

Predecessor Share-Based Compensation

Upon adopting ASC 718 for awards with service conditions, the Predecessor Company made an election to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In addition, the Predecessor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options was determined by the Company’s stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions were used, the resulting fair value could have differed. For restricted stock awards the Company utilized the intrinsic value method.

The total grants awarded during the Period from January 1, 2018 through June 4, 2018 period, and the year ended December 31, 2017 are presented in the table below:

	Predecessor Company
	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Stock option grants *	—	76,250	389,938

* Upon emergence from Chapter 11, these stock option grants were extinguished.

There were no exercises, forfeitures or cancellations of Predecessor Company stock options during the period from January 1, 2018 through June 3, 2018.

On May 18, 2017 the Predecessor Company adopted the 2017 Supplemental Incentive Plan (the "2017 SIP"), which provided participating executives of the Company with the opportunity to earn cash payments in ratable installments over the last three quarters of 2017, based on the Company's year-to-date performance at the end of each respective period, commencing with the second quarter of 2017. In order to be eligible to participate in the 2017 SIP, each participant therein had to agree to the cancellation of all of such participant's respective outstanding equity incentive awards. During the year ended December 31, 2017, the participants forfeited an aggregate of 963,493 options. There were no exercises of Predecessor Company stock options for the year ended December 31, 2017.

The total share-based compensation expense included in “Corporate expenses” in the accompanying Consolidated Statements of Operations for the period from January 1, 2018 through June 3, 2018 and the years ended December 31, 2017 and 2016 was as follows (in thousands):

	Predecessor Company
	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Stock option grants	$231	$1,614	$2,948

As described in Note 11 “Stockholders' Equity”, all of Old Cumulus’s equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect.

13. Income Taxes

Under the Plan of reorganization, a substantial portion of the Predecessor Company’s prepetition debt securities and other obligations were extinguished and the Company recognized cancellation of debt income (“CODI”). The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized by the debtor company as a result of the consummation of a plan of reorganization. Substantially all of the Company’s unutilized tax attributes have been eliminated as a result of the statutory reduction that occurs on the first day of the Company’s tax year subsequent to the date of emergence.

In conjunction with the Plan, the Company implemented a series of internal reorganization transactions through which it transferred the assets of Old Cumulus to an indirect wholly-owned subsidiary of the Successor Company. The transfer of assets for income tax purposes results in a taxable sale of assets, whereby the Company receives a step up in the tax basis of the underlying assets transferred, resulting in a future tax benefit. The application of fresh start accounting on the Effective Date of June 4, 2018 resulted in the re-measurement of deferred income taxes associated with the revaluation of the Company’s assets and liabilities. As a result, net deferred income tax liabilities decreased $10.6 million.
Income tax benefit for the Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended December 31, 2016 consisted of the following (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Current income tax expense (benefit)
Federal	$6,170	$(1,430)	$—	$—
State and local	8,888	4,026	4,504	1,678
Total current income tax	$15,058	$2,596	$4,504	$1,678

Deferred tax benefit
Federal	$(20,641)	$(138,311)	$(157,277)	$(19,496)
State and local	(6,770)	(41,144)	(10,953)	(8,336)
Total deferred tax	(27,411)	(179,455)	(168,230)	(27,832)
Total income tax benefit	$(12,353)	$(176,859)	$(163,726)	$(26,154)

Total income tax benefit differed from the amount computed by applying the federal statutory tax rate of 21.0% for the Successor Company period June 4, 2018 through December 31, 2018 and the Predecessor Company period January 1, 2018 through June 3, 2018 and 35.0% for the Predecessor Company years ended December 31, 2017 and 2016 as a result of the following (dollars in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Pretax income (loss) at federal statutory rate	$10,284	$109,052	$(129,602)	$(187,906)
State income tax, net of federal tax	7,493	(25,288)	(11,729)	(1,812)
Meals and entertainment	154	107	350	429
Bankruptcy costs	(19,088)	12,286	5,478	—
Change in state tax rates	(819)	78	255	(1,618)
Section 162 disallowance	472	187	1,867	538
Change in federal tax rate	—	—	(91,384)	—
Charges to goodwill with no tax basis	—	—	—	163,630
(Decrease) increase in valuation allowance	(104,629)	29,188	58,254	32
Worthless stock loss		(115,439)	—	—
Tax effect of sale of assets	72,797	(73,205)	—	—
Cancellation of debt income	22,087	(152,099)	—	—
Other reorganization charges		35,331	—	—
Change in uncertain tax positions	(2,733)	—	—	—
Provision to return	1,244	—	(72)	336
Other adjustments	385	2,943	2,857	217
Net income tax benefit	$(12,353)	$(176,859)	$(163,726)	$(26,154)

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act, among other changes, reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, it recorded provisional estimates related to the remeasurement of deferred tax assets and liabilities based on the federal rate reduction. In accordance with Staff Accounting Bulletin No.118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), changes to these provisional amounts were required to be finalized within 12 months of the date of enactment and recorded in the period in which the analysis was completed. As of December 31, 2018, the Company finalized its accounting for the Act and recorded an adjustment to deferred tax benefit of approximately $0.9 million during 2018 related to the remeasurement of deferred tax assets and liabilities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 are presented below (dollars in thousands):

	Successor Company	Predecessor Company
	2018	2017
Noncurrent deferred tax assets:
Accounts receivable	$962	$948
Advertising relationships	—	954
Other liabilities	7,076	20,486
Debt costs	—	6,987
Interest limitation	1,335	—
Tax credits	41	2,249
Net operating loss	8,304	75,832
Noncurrent deferred tax assets	17,718	107,456
Less: valuation allowance	—	(75,460)
Net noncurrent deferred tax assets	$17,718	$31,996
Noncurrent deferred tax liabilities:
Intangible assets	$6,610	$242,822
Property and equipment	23,492	8,417
Other	—	7
Noncurrent deferred tax liabilities	30,102	251,246
Net noncurrent deferred tax liabilities	12,384	219,250
Net deferred tax liabilities	$12,384	$219,250

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences between the tax and financial reporting bases of our assets and liabilities and other tax attributes, such as net operating loss carryforwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.
At December 31, 2018, the Successor Company had recorded no valuation allowance, because of the net deferred tax liability position of the successor entity and expected future taxable income. At December 31, 2017 the Predecessor Company recorded a valuation allowance of $75.5 million. The Predecessor Company valuation allowance related to the impact of the Company's Bankruptcy Petition and corresponding changes in judgment regarding the Company's ability to recover its federal and state net operating loss carryforwards and certain other tax attributes. As a result, the Predecessor Company maintained a full valuation on federal loss carryforwards and state net operating loss carryforwards.
At December 31, 2018, Company had federal net operating loss carryforwards, which are available to offset future taxable income, of approximately $37.8 million and have an indefinite carryforward period. At December 31, 2018, the Company had state net operating loss carryforwards available to offset future income of approximately $41.1 million which, if not utilized, will expire between 2023 and 2039. All tax attribute carryovers attributable to the Predecessor periods were utilized during 2018 to offset the taxable sale of assets or reduced at the end of 2018 because of attribute reduction resulting from cancellation of debt income.
The Company records interest and penalties related to unrecognized tax benefits in income tax expense. For interest and penalties, the Company recorded income tax benefit of $0.3 million for the Successor Company period from June 4, 2018 through December 31, 2018, income tax expense of $0.1 million for the Predecessor Company period from January 1, 2018 through June 3, 2018, and income tax benefit of $1.8 million for the Predecessor Company year ended December 31, 2017. The total interest and penalties accrued was $0.1 million, $0.4 million, and $0.3 million as of the Successor Company period ended December 31, 2018 and Predecessor Company periods ended June 3, 2018 and for the year ended December 31, 2017, respectively.
The total unrecognized tax benefits and accrued interest and penalties at December 31, 2018 was $5.8 million. The $5.8 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Of the $5.8 million total unrecognized tax benefits and accrued interest and penalties, $0.3 million relates to items which are expected to change significantly within the next 12 months. Substantially all federal, state, and local income tax returns have been closed for the tax years through 2014.

The following table reconciles unrecognized tax benefits during the relevant years (in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year Ended December 31, 2017
Balance at beginning of period	$8,466	$8,587	$11,890
Increase for prior year positions	—	176	447
Decrease for prior year positions	(834)	(297)	(3,316)
Settlements	(73)	—	—
Lapse of statute of limitations	(1,772)	—	(434)
Balance at end of period	$5,787	$8,466	$8,587

14. Earnings (Loss) Per Share

As discussed in Note 2, "Emergence from Chapter 11", on the Effective Date, the old common stock awards and warrants then outstanding under the Company’s prior equity compensation plans were extinguished without recovery.

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted shares. The Company calculates diluted earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding if there is little or no consideration paid upon exercise of the Warrants. Antidilutive instruments are not considered in this calculation. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes.

The following table presents the reconciliation of basic to diluted weighted average common shares (in thousands):

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$61,425	$696,156	$(206,565)	$(510,720)
Basic net income (loss) attributable to common shares	$61,425	$696,156	$(206,565)	$(510,720)
Denominator:
Basic weighted average shares outstanding	20,028	29,338	29,306	29,270
Basic undistributed net income (loss) per share attributable to common shares	$3.07	$23.73	$(7.05)	$(17.45)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$61,425	$696,156	$(206,565)	$(510,720)
Diluted net income (loss) attributable to common shares	$61,425	$696,156	$(206,565)	$(510,720)
Denominator:
Basic weighted average shares outstanding	20,028	29,338	29,306	29,270
Effect of dilutive options and restricted stock units	136	—	—	—
Diluted weighted average shares outstanding	20,164	29,338	29,306	29,270
Diluted undistributed net income (loss) per share attributable to common shares	$3.05	$23.73	$(7.05)	$(17.45)

15. Leases
The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $14.8 million, $21.6 million, $23.6 million, and $25.2 million for the Predecessor Company period January 1, 2018 through June 3, 2018, Successor Company period June 4, 2018 through December 31, 2018, the Predecessor Company year ended December 31, 2017 and the Predecessor Company year ended 2016, respectively.

Future minimum payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum sublease income to be received and a lease commitment under a failed sale leaseback agreement as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Failed Sale Leaseback Agreement	Net Commitments
2019	$34,356	$(1,719)	$1,193	$33,830
2020	29,242	(1,719)	1,557	29,080
2021	22,717		1,603	24,320
2022	19,885		1,650	21,535
2023	16,280		1,701	17,981
Thereafter	45,959		2,052	48,011
	$168,439	$(3,438)	$9,756	$174,757

16. Commitments and Contingencies
Future Commitments

The radio broadcast industry’s principal ratings service is Nielsen Audio (“Nielsen”), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $151.2 million, as of December 31, 2018, and is expected to be paid in accordance with the agreements through December 2021.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of December 31, 2018, the Company believes that it will meet all such material minimum obligations.
On February 1, 2018 and March 9, 2018, respectively, the Company and Merlin Media, LLC (“Merlin”) amended their LMA under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (“WLUP”) on March 9, 2018, but continued to program the other FM station (“WKQX”) under the amended LMA. On April 3, 2018, the Company entered into an asset purchase agreement with Merlin, pursuant to which it agreed to purchase WKQX and certain intellectual property for $18.0 million in cash. On April 10, 2018, the Court approved the purchase and the Company made a payment in escrow of $4.75 million. On June 15, 2018, the Company closed on the purchase of WKQX. The table below summarizes the purchase price allocation among the tangible and intangible assets acquired in the WKQX purchase (dollars in thousands):

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

17. Quarterly Results (Unaudited)
The following table presents the Company’s selected unaudited quarterly results for each of the periods and quarters during 2018 and 2017 (dollars in thousands, except per share data):

	Predecessor Company		Successor Company
	Three Months Ended March 31, 2018	Period April 1, 2018 through June 3, 2018	Period June 4, 2018 through June 30, 2018	Three Months Ended September 30, 2018	Three Months Ended December 31, 2018
FOR THE YEAR ENDED DECEMBER 31, 2018
Net revenue	$263,679	$190,245	$95,004	$282,254	$309,178
Operating income (loss)	$25,144	$28,435	$13,738	$43,355	$45,562
(Loss) income before income taxes	$(5,119)	$524,416	$7,586	$17,791	$23,695
Net (loss) income	$(5,001)	$701,157	$4,980	$12,713	$43,732
Basic:
(Loss) income per share	$(0.17)	$23.90	$0.25	$0.64	$2.19
Diluted:
(Loss) income per share	$(0.17)	$23.90	$0.25	$0.63	$2.18
	Predecessor Company
	Three Months Ended March 31, 2017	Three Months Ended June 30, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2017
FOR THE YEAR ENDED DECEMBER 31, 2017
Net revenue	$264,030	$290,531	$287,240	$293,861
Operating income (loss)	$20,522	$47,326	$42,931	$(321,225)
(Loss) income before income taxes	$(13,421)	$12,906	$6,531	$(376,307)
Net (loss) income	$(7,395)	$5,672	$1,274	$(206,116)
Basic:
(Loss) income per share	$(0.25)	$0.19	$0.04	$(7.03)
Diluted:
(Loss) income per share	$(0.25)	$0.19	$0.04	$(7.03)

18. Segment Data

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Cumulus Radio Station Group and Westwood One. Cumulus Radio Station Group revenue is derived primarily from the sale of broadcasting time on our owned or operated stations to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising on our owned or operated stations and on its approximately 8,000 affiliate stations. The Company also reports information for Corporate and Other. Corporate includes overall executive, administrative and support functions for both of the Company’s reportable segments, including accounting, finance, legal, human resources, information technology and programming functions.

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

In determining Adjusted EBITDA, the Company excludes from net income items not related to core operations and those that are non-cash including: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions or divestitures, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

The Company’s financial data by segment is presented in the tables below (in thousands):

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924

	Period from June 4, 2018 through December 31, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$477,118	$207,702	$1,616	$686,436

	Year Ended December 31, 2017 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$786,963	$346,165	$2,534	$1,135,662

	Year Ended December 31, 2016 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$802,396	$336,610	$2,394	$1,141,400

	Successor Company	Predecessor Company
	Period from June 4, 2018 through December 31,	Period from January 1, 2018 through June 3,	December 31,	December 31,
	2018	2018	2017	2016
Adjusted EBITDA by segment
Cumulus Radio Station Group	$131,509	$76,009	$197,775	$211,344
Westwood One	39,743	19,210	54,260	25,363
Segment Adjusted EBITDA	171,252	95,219	252,035	236,707
Adjustments to reconcile to GAAP measure
Corporate and other expense	(17,417)	(14,707)	(34,284)	(30,840)
Income tax benefit	12,353	176,859	163,726	26,154
Non-operating expense, including net interest expense	(53,777)	(483)	(127,179)	(136,102)
Local marketing agreement fees	(2,471)	(1,809)	(10,884)	(12,824)
Depreciation and amortization	(34,060)	(22,046)	(62,239)	(87,267)
Stock-based compensation expense	(3,404)	(231)	(1,614)	(2,948)
(Loss) gain on sale or disposal of assets or stations	(103)	(158)	2,499	95,695
Reorganization items, net	—	466,201	(31,603)	—
Impairment of intangible assets	—	—	(335,909)	(604,965)
Loss on early extinguishment of debt	201	—	(1,063)	8,017
Acquisition-related and restructuring costs	(11,194)	(2,455)	(19,492)	(1,817)
Franchise and state taxes	45	(234)	(558)	(530)
Consolidated GAAP net income (loss)	$61,425	$696,156	$(206,565)	$(510,720)

19. Subsequent Events

On February 13, 2019, the Company announced that it had entered into an agreement to sell six radio stations to Educational Media Foundation (“EMF”) for $103.5 million in cash. On the same day the Company also announced that it had entered into a swap agreement with Entercom Communications Corp. (“Entercom”) under which the Company will obtain three stations in Indianapolis in exchange for three Cumulus stations in two markets.

Under the terms of the agreement with EMF, EMF will acquire WYAY-FM (Atlanta, GA), WPLJ-FM (New York, NY), KFFG-FM (San Francisco, CA), WZAT-FM (Savannah, GA), WXTL-FM (Syracuse, NY), and WRQX-FM (Washington, DC) from the Company for a gross purchase price of $103.5 million.

Under the terms of the swap agreement with Entercom, the Company will receive WNTR-FM, WXNT- AM, and WZPL-FM in Indianapolis and Entercom will receive WNSH-FM (New York, NY) and WMAS-FM and WHLL-AM (both in Springfield, MA). In connection with the swap agreement, each party will commence a local marketing agreement to program the other party’s stations beginning on March 1, 2019.

The transactions are subject to customary closing conditions, including regulatory approval. The Company expects to complete both transactions during the second quarter of 2019.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
2018 Successor Company (Period from June 4, 2018 through December 31, 2018)	$—	$5,313	$—	$5,313
2018 Predecessor Company (Period from Jan 1, 2018 through June 3, 2018)	$4,322	$5,993	$(10,315)	$—
2017 Predecessor Company	$4,691	$5,808	$(6,177)	$4,322
2016 Predecessor Company	$4,923	$1,103	$(1,335)	$4,691
Valuation allowance on deferred taxes
2018 Successor Company (Period from June 4, 2018 through December 31, 2018)	$104,629	$—	$(104,629)	$—
2018 Predecessor Company(Period from Jan 1, 2018 through June 3, 2018)	$75,460	$29,169	$—	$104,629
2017 Predecessor Company	$17,205	$58,255	$—	$75,460
2016 Predecessor Company	$17,173	$32	$—	$17,205

S-1