Form 10-Q
period 2019-03-31
CUMULUS MEDIA INC
filed 2019-05-09
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	82-5134717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 Peachtree Road, NW Suite 2200, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A common stock, par value $0.0000001 per share	CMLS	Nasdaq Global Market
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of May 2, 2019, the registrant had 16,922,637 outstanding shares of common stock consisting of: (i) 14,155,750 shares of Class A common stock; (ii) 2,766,887 shares of Class B common stock in addition to 2,769,239 Series 1 warrants and 405,501 Series 2 warrants.

CUMULUS MEDIA INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	X
Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	3
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2019 (Successor Company) and March 31, 2018 (Predecessor Company)	4
Condensed Consolidated Statement of Stockholders’ Equity For the Three Months Ended March 31, 2018 (Predecessor Company) and Three Months Ended March 31, 2019 (Successor Company)	5
Condensed Consolidated Statements of Cash Flows Period for the Three Months Ended March 31, 2019 (Successor Company) and March 31, 2018 (Predecessor)	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	33
Item 6. Exhibits	33

Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	Successor Company
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,333	$27,584
Restricted cash	2,460	2,454
Accounts receivable, less allowance for doubtful accounts of $5,078 and $5,483 at March 31, 2019 and December 31, 2018, respectively	223,672	250,111
Trade receivable	5,823	3,390
Assets held for sale	157,559	80,000
Prepaid expenses and other current assets	35,339	31,452
Total current assets	440,186	394,991
Property and equipment, net	233,294	235,898
Operating lease right-of-use asset	151,595	—
Broadcast licenses	860,848	935,652
Other intangible assets, net	182,367	193,535
Other assets	12,387	15,076
Total assets	$1,880,677	$1,775,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$85,303	$101,320
Current portion of operating lease liabilities	34,948	—
Trade payable	2,384	2,578
Current portion of term loan	13,000	13,000
Total current liabilities	135,635	116,898
Term loan	1,201,668	1,230,299
Operating lease liabilities	114,414	—
Other liabilities	25,926	25,742
Deferred income taxes	12,179	12,384
Total liabilities	1,489,822	1,385,323
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 13,992,145 and 12,995,080 shares issued and outstanding March 31, 2019 and December 31, 2018, respectively	—	—
Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,812,006 and 3,560,604 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Treasury stock, at cost, 34,704 shares at March 31, 2019	(633)	—
Additional paid-in-capital	329,612	328,404
Retained earnings	61,876	61,425
Total stockholders’ equity	390,855	389,829
Total liabilities and stockholders’ equity	$1,880,677	$1,775,152
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Net revenue	$267,496	$263,679
Operating expenses:
Content costs	103,752	102,866
Selling, general and administrative expenses	113,503	112,083
Depreciation and amortization	14,590	11,981
Local marketing agreement fees	1,043	1,107
Corporate expenses (including stock-based compensation expense of $1,208 and $166, respectively)	12,517	10,487
Loss on sale or disposal of assets or stations	26	11
Total operating expenses	245,431	238,535
Operating income	22,065	25,144
Non-operating (expense) income:
Reorganization items, net	—	(30,167)
Interest expense	(22,156)	(128)
Interest income	4	29
Gain on early extinguishment of debt	381	—
Other (expense) income, net	(28)	3
Total non-operating expense, net	(21,799)	(30,263)
Income (loss) before income tax expense	266	(5,119)
Income tax benefit	185	118
Net income (loss)	$451	$(5,001)
Basic and diluted earnings (loss) per common share (see Note 11, “Earnings (loss) Per Share”):
Basic: Earnings (loss) per share	$0.02	$(0.17)
Diluted: Earnings (loss) per share	$0.02	$(0.17)
Weighted average basic common shares outstanding	20,047,342	29,306,374
Weighted average diluted common shares outstanding	20,209,082	29,306,374

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018 (Predecessor Company) and Three Months Ended March 31, 2019 (Successor Company)
(Dollars in thousands)
(Unaudited)

	Class A Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	80,609	$1	2,806,187	$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—	—	—	—	—	—	(5,001)	(5,001)
Stock-based compensation expense	—	—	—	—	—	—	166	—	166
Balance at March 31, 2018 (Predecessor)	32,031,054	$320	80,609	1	2,806,187	$(229,310)	$1,626,594	$(2,098,555)	$(700,950)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018 (Successor)	12,995,080	$—	3,560,604	$—	—	$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—	—	—	451	$451
Shares returned in lieu of tax payments	—	—	—	—	34,704	(633)	—	—	(633)
Conversion of Class B common stock	751,633	—	(751,633)	—	—	—	—	—	—
Exercise of warrants	177,186	—	—	—	—	—	—	—	—
Issuance of common stock	68,246	—	3,035	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,208	—	1,208
Balance at March 31, 2019 (Successor)	13,992,145	$—	2,812,006	$—	34,704	$(633)	$329,612	$61,876	$390,855

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$451	$(5,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,590	11,981
Amortization of right of use assets	6,027	—
Amortization of debt issuance costs/discounts	134	—
Provision for doubtful accounts	84	1,105
Loss on sale or disposal of assets or stations	26	11
Gain on early extinguishment of debt	(381)	—
Deferred income taxes	(205)	(118)
Stock-based compensation expense	1,208	166
Other	—	—
Changes in assets and liabilities:
Accounts receivable	26,354	22,132
Trade receivable	(2,433)	(1,388)
Prepaid expenses and other current assets	(3,887)	(9,461)
Other assets	5,898	(694)
Accounts payable and accrued expenses	(23,992)	35,533
Trade payable	(116)	(103)
Other liabilities	(1,414)	(5,791)
Net cash provided by operating activities	22,344	48,372
Cash flows from investing activities:
Capital expenditures	(5,126)	(9,005)
Net cash used in investing activities	(5,126)	(9,005)
Cash flows from financing activities:
Adequate protection payments on term loan	—	(22,131)
Repayment of borrowings under term loan	(28,250)	—
Financing costs	(176)	—
Shares returned in lieu of tax payments	(633)	—
Repayments of financing lease obligations	(404)	—
Net cash used in financing activities	(29,463)	(22,131)
(Decrease) increase in cash and cash equivalents and restricted cash	(12,245)	17,236
Cash and cash equivalents and restricted cash at beginning of period	30,038	111,890
Cash and cash equivalents and restricted cash at end of period	$17,793	$129,126
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
Nature of Business

A leader in the radio broadcasting industry, CUMULUS MEDIA combines high-quality local programming with iconic, nationally syndicated media, sports and entertainment brands to deliver premium content choices to the 250 million people reached each month through its 434 owned-and-operated stations broadcasting in 87 U.S. media markets (including eight of the top 10), approximately 8,000 broadcast radio stations affiliated with its Westwood One network and numerous digital channels. Together, the Cumulus Radio Station Group and Westwood One platforms make CUMULUS MEDIA one of the few media companies that can provide advertisers with national reach and local impact. The Cumulus Radio Station Group and Westwood One are the exclusive radio broadcast partners to some of the largest brands in sports, entertainment, news, and talk, including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the Academy of Country Music Awards, the American Music Awards, the Billboard Music Awards, and more. Additionally, the Company is the nation's leading provider of country music and lifestyle content through its NASH brand, which serves country fans nationwide through radio programming, exclusive digital content, and live events.

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
In connection with its emergence, Old Cumulus implemented a series of internal reorganization transactions authorized by the Plan pursuant to which it transferred substantially all of its remaining assets to an indirectly wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc.), a Delaware corporation (“CUMULUS MEDIA” or the “Company”), prior to winding down its business. References to “Successor” or “Successor Company” relate to CUMULUS MEDIA on and subsequent to June 4, 2018. References to “Predecessor”, “Predecessor Company” or “Old Cumulus” refer to Old Cumulus prior to June 4, 2018.
Upon emergence from Chapter 11 on the Effective Date, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing its consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and consequently the consolidated financial statements on and after June 4, 2018 are not comparable to the consolidated financial statements prior to that date.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Data
In the opinion of management, the Company's unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revision of Previously Issued Financial Statements

During the third quarter of 2018, the Company determined that it had an error in the classification of certain content related costs in the Condensed Consolidated Statement of Operations disclosed in previous periods. The Company should have presented the amounts within Content costs rather than within Selling, general and administrative costs. In the accompanying Condensed Consolidated Statement of Operations, the previous period has been revised to correct this misclassification. This reclassification resulted in an increase in Content costs of $3.1 million and a corresponding decrease in Selling, general and administrative costs for the three months ended March 31, 2018 of the Predecessor Company. The correction was not material to the Predecessor Company consolidated financial statements and had no impact on the Successor Company consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual amounts and results may differ materially from these estimates.

Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market ("DC Land") to a third party. The sale is subject to various conditions and approvals, including, without limitation, the receipt by the buyer of certain required permits and approvals for its expected use of the land. There can be no assurance that such sale will be completed in a timely manner or at all.
On February 13, 2019, the Company announced that it had entered into an agreement to sell six radio stations to Educational Media Foundation ("EMF Sale"). On the same day the Company also announced that it had entered into a swap agreement with Entercom Communications Corp ("Entercom Swap") under which the Company will obtain three stations in Indianapolis in exchange for three Cumulus stations in two other markets. The closing of these transactions is subject to various conditions and regulatory approvals which remain pending. The Company expects these transactions to close within the next twelve months.
The major categories of these assets held for sale are as follows (dollars in thousands):

	March 31, 2019				December 31, 2018
	Entercom Swap	EMF Sale	DC Land	Total	DC Land

Property and equipment, net	$703	$826	$80,000	$81,529	$80,000
Broadcast licenses	23,565	51,239	—	74,804	—
Other intangibles	395	831	—	1,226	—
	$24,663	$52,896	$80,000	$157,559	$80,000

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 (Successor Company) and March 31, 2018 (Predecessor Company):

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Interest paid	$21,252	$—
Income taxes (refunded) paid	(675)	353
Supplemental disclosures of non-cash flow information:
Trade revenue	$13,308	$11,321
Trade expense	10,365	9,732
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$15,333	$120,122
Restricted cash	2,460	9,004
Total cash and cash equivalents and restricted cash	$17,793	$129,126

Adoption of New Accounting Standards

ASU 2016-02 - Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either financing or operating, thereby impacting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11 - Targeted Improvements ("ASU 2018-11"), which provides technical corrections and clarification to ASU 2016-02. ASU 2016-02 and amendments ASU 2018-10 and ASU 2018-11 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The standard requires the application of a modified retrospective approach by either applying the lease standard to each lease that existed at the beginning of the earliest comparative period presented in the financial statements, as well as leases that commenced after that date and recognizing a cumulative effect adjustment for leases that commenced prior to the beginning of the earliest comparative period presented, or applying the standard to the leases that commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative effect adjustment as of that date. The Company adopted this standard on January 1, 2019 and elected the "package of practical expedients" and as a result did not recast existing leases prior to January 1, 2019. The new lease standard also provides as a practical expedient and an accounting policy election, the option to not separate nonlease components from the associated lease components and instead account for each separate lease component and its associated nonlease components as a single lease component. The company elected this option for leases under lessor and lessee agreements.

The Company aggregated and evaluated lease arrangements, implemented new controls and processes, and implemented a lease accounting system. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $156.1 million and $154.5 million on January 1, 2019. See Note 12 for further information.

ASU 2018-07 - Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). The standard aligns the accounting for share-based payment awards issued to employees and non-employees. Changes to the accounting for non-employee awards include: (1) equity-classified share-based payment awards issued to non-employees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date; (2) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The guidance should be applied to all new awards granted after the date of adoption. In addition, the modified retrospective approach should be used on all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date by re-measurement at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-07 as of January 1, 2019 and there was no material impact to the Condensed Consolidated Financial Statements.

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

Recent Accounting Standards Updates

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13 which requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probable” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting ASU 2016-13 on its Consolidated Financial Statements.

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the following disclosure requirements for all entities: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the entity’s policy for the timing of transfers between levels of the fair value hierarchy, and the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated.  ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the potential impact of adopting ASU 2016-13 on its Consolidated Financial Statements.

2. Reorganization Items, Net

In accordance with ASC 852, Reorganization Items incurred as a result of the Chapter 11 Cases were presented separately in the Predecessor Company's Condensed Consolidated Statement of Operations prior to the Company's emergence from Chapter 11. For the three months ended March 31, 2018 (Predecessor Company) Reorganization Items were as follows (in thousands):

Predecessor Company
Three Months Ended March 31, 2018
Professional fees (a)	$24,826
Other (b)	2,301
Rejected executory contracts (c)	3,040
Reorganization items, net	$30,167

(a) Legal, financial advisory and other professional costs directly associated with the reorganization process.
(b) Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process.
(c) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.

During the three months ending March 31, 2018, the Company made payments of approximately $7.9 million for Reorganization Items. Costs incurred as a result of the Chapter 11 Cases by the Successor Company subsequent to its emergence from Chapter 11 are classified as Corporate Expenses in the Successor Company's Condensed Consolidated Statement of Operations.

3. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$165,696	$167,327
Non-advertising revenues (tower rental and other)	845	898
Total Cumulus Radio Station Group revenue	$166,541	$168,225

Westwood One
Advertising revenues (broadcast, digital and trade)	$96,309	$90,530
Non-advertising revenues (license fees and other)	4,050	4,260
Total Westwood One revenue	$100,359	$94,790

Other (1)	$596	$664
Total Revenue	$267,496	$263,679

(1)	Other is comprised of revenue from certain digital commerce and broadcast software sales and services.

Trade and Barter Transactions
The Company provides advertising time in exchange for goods or services such as products, supplies, or services. Trade revenue totaled $13.3 million and $11.3 million for the three months ended March 31, 2019 (Successor Company) and March 31, 2018 (Predecessor Company), respectively.

Contract Costs
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a client whose customer life covers a year or less, the Company uses the practical expedient that allows expensing commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, management used the contract life for the amortization period. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Sales, General and Administrative expense. The Company does not apply the practical expedient option to new local direct contracts, because the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of March 31, 2019 and December 31, 2018, the Company recorded assets of approximately $6.7 million and $6.5 million related to the unamortized portion of commission expense on new local direct revenue.

Remaining Performance Obligations
The Company has contracts with customers which the Company believes will produce revenue beyond one year. From these contracts, the Company estimates it will recognize approximately $11.3 million of revenue.

4. Restricted Cash
As of March 31, 2019 and December 31, 2018, the Condensed Consolidated Balance Sheets included approximately $2.5 million in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.

5. Intangible Assets
The following table presents the intangible assets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

Intangible Assets:	Indefinite-Lived	Definite-Lived	Total
Balance as of December 31, 2018	$956,836	$172,351	$1,129,187
Transfers to assets held for sale (See Note 1)	(75,413)	(660)	(76,073)
Amortization	—	(7,929)	(7,929)
Other (a)	—	(1,970)	(1,970)
Balance as of March 31, 2019	$881,423	$161,792	$1,043,215

(a) Reclassification of leasehold intangibles to right of use assets related to the adoption of ASC 842

The Company's indefinite-lived intangible assets consist of broadcasting licenses and trademarks, while the Company's definite-lived intangible assets consist of broadcast advertising and affiliate relationships.

The Company performs impairment testing of its broadcasting licenses annually as of December 31 of each year and on an interim basis if events or circumstances indicate that broadcasting licenses may be impaired. The Company reviews the carrying value of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three months ended March 31, 2019.

6. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019	December 31, 2018
Term Loan	$1,201,668	$1,230,299
Plus: current portion	13,000	13,000
Long-term debt, net	$1,214,668	$1,243,299

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

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At March 31, 2019, the Term Loan bore interest at 7.0% per annum.

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

The Credit Agreement does not contain any financial maintenance covenants. The Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility providing commitments of up to $50.0 million, subject to certain conditions (see below).

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

Amounts outstanding under the Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Credit Agreement (the “Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Guarantors. As of March 31, 2019, the Company was in compliance with all required covenants under the Credit Agreement.

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

As of March 31, 2019, and December 31, 2018, $4.1 million and $2.8 million were outstanding in the form of letters of credit under the Revolving Credit Facility, respectively. As of March 31, 2019, the Company was in compliance with all required covenants under the Revolving Credit Agreement.

7. Fair Value Measurements

The following table shows the gross amount and fair value of the Term Loan (dollars in thousands):

	March 31, 2019	December 31, 2018
Term Loan:
Gross value	$1,214,668	$1,243,299
Fair value - Level 2	$1,196,934	$1,182,688

As of March 31, 2019, and December 31, 2018, the Company used trading prices from a third party of 98.54% and 95.13% to calculate the fair value of the Term Loan, respectively.

8. Income Taxes

For the three months ended March 31, 2019 the Company recorded income tax benefit of $0.2 million on pre-tax book income of $0.3 million, resulting in an effective tax rate for the three months ended March 31, 2019 of approximately (69.8)%. For the three months ended March 31, 2018, the Company recorded an income tax benefit of $0.1 million on pre-tax loss of $5.1 million, resulting in an effective tax rate for the three months ended March 31, 2018 of approximately 2.3%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2018 primarily relates to changes in valuation allowance, which was partially offset by state and local income taxes, the tax effect of bankruptcy-related fees and certain statutory non-deductible items.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company continually reviews the adequacy of the valuation allowance, and as of March 31, 2019 has not recorded a valuation allowance since the Company continues to believe that its deferred tax assets meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.

9. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (the “Charter”), the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of March 31, 2019, the Successor Company had 16,804,151 aggregate issued and outstanding shares of new common stock consisting of:
(i) 13,992,145 shares designated as Class A common stock; and
(ii) 2,812,006 shares designated as Class B common stock

Stock Purchase Warrants
On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants (the “ Series 1 warrants”) to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Predecessor Company and (ii) issued or will issue 712,736 Series 2 warrants (the “ Series 2 warrants” and, together with the Series 1 warrants the “Warrants”) to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. The Warrants expire on June 4, 2038.
10. Stock-Based Compensation Expense

In accordance with the Plan and with the approval of the Board, the Long-Term Incentive Plan (the “Incentive Plan”) became effective as of the Effective Date. The Incentive Plan is intended to, among other things, help attract, motivate and retain key employees and directors and to reward them for making major contributions to the success of the Company. The Incentive Plan permits awards to be made to employees, directors, or consultants of the Company or an affiliate of the Company.

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

On February 1, 2019, the Company granted an additional 144,000 RSUs to Management. Two-thirds (2/3) of the granted RSUs have time-based vesting under which 30% will vest on each of the first two anniversaries of the grant date, and 20% will vest on each of the third and fourth anniversaries of the grant date. The remaining one-third (1/3) will vest ratably on each of December 31, 2019, 2020 and 2021, subject to certain performance-based criteria.
If an employee’s employment is terminated by the Company or its subsidiaries without Cause, by the employee for Good Reason (each, as defined in the award agreement) or by reason of death or Disability (as defined in the award agreement), such employee will become vested in an additional tranche of the unvested awards issued under the Incentive Plan as if the employee’s employment continued for one (1) additional year following the qualifying termination date; provided, that with respect to the Chief Executive Officer and Chief Financial Officer, (i) an amount equal to 50% of the unvested components of the awards issued under the Incentive Plan will accelerate and vest (75% if such termination occurs on or before the first (1st) anniversary of the Effective Date) and (ii) vested Options will remain outstanding until the expiration date of such Option. If an employee’s employment is terminated by the Company or its subsidiaries without Cause or by the employee for Good Reason, in either instance at any time within the three month period immediately preceding, or the twelve month period immediately following, a Change in Control (as defined in the award agreement), such employee will become vested in all unvested awards issued under the Incentive Plan.
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
The total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and March 31, 2018 was as follows (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Stock option grants	$355	$166
Restricted stock unit grants	853	—
Total expense	$1,208	$166

11. Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted shares. The Company calculates diluted earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. Antidilutive instruments are not considered in this calculation. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes.

The following table presents the reconciliation of basic to diluted weighted average common shares from diluted weighted average common shares (in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$451	$(5,001)
Basic net income (loss) attributable to common shares	$451	$(5,001)
Denominator:
Basic weighted average shares outstanding	20,047	29,306
Basic undistributed net income (loss) per share attributable to common shares	$0.02	$(0.17)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$451	$(5,001)
Diluted net income (loss) attributable to common shares	$451	$(5,001)
Denominator:
Basic weighted average shares outstanding	20,047	29,306
Effect of dilutive options and restricted share units	162	—
Diluted weighted average shares outstanding	20,209	29,306
Diluted undistributed net income (loss) per share attributable to common shares	$0.02	$(0.17)

12. Leases
As described in Note 1, the Company adopted ASU 2016-02 ("ASC 842") effective January 1, 2019 using a modified retrospective approach and elected the practical expedients allowed under the standard.
The Company has entered into various lease agreements both as the lessor and lessee. The leases have been classified as both operating and finance leases in accordance with ASC 842, and primarily consists of leases for land, tower space, office space, certain office equipment and vehicles. The Company also has sublease arrangements that provide a nominal amount of income. A right-of-use asset and lease liability have been recorded on the balance sheet for all leases except those with an original lease term of twelve months or less. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As a lessor, we reserve the rights to the underlying assets in our agreements and do not expect to derive any amounts at the end of the lease terms.
The Company's leases typically have lease terms between five to ten years. Most of these leases include one or more renewal options for periods ranging from one to ten years. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability. The Company assumes that certain tower and land leases will be renewed for one additional term.
The Company uses its incremental borrowing rate to calculate the present value of lease payments when the interest rate implicit in a lease is not disclosed. The incremental borrowing rate is based on a 1-year LIBOR rate plus an estimated credit spread consistent with our Credit Agreement.

The following table presents the Company's total right-of-use assets and lease liabilities as of March 31, 2019 (dollars in thousands):

March 31, 2019
Right-of-use assets
Operating	$151,595
Finance, net of accumulated amortization of $110	627
Total Assets	$152,222

Liabilities
Current
Operating	$34,948
Finance	390
Noncurrent
Operating	114,414
Finance	237
Total Liabilities	$149,989

The following table presents the total lease cost for three months ended March 31, 2019 (dollars in thousands):

Three Months Ended March 31, 2019
Operating Lease Cost	$9,428

Finance Lease Cost
Amortization of right-of-use assets	$115
Interest on lease liabilities	13
Less: Sublease Income	(430)
Total Lease Cost	$9,126
Total lease income related to lease payments for our lessor arrangements was $0.7 million for the three months ended March 31, 2019.
Other Supplementary Data

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,041
Operating cash flows from finance leases	13
Financing cash flows from finance leases	115

March 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	8.1
Finance leases	2.2

Weighted Average Discount Rate
Operating leases	7.5%
Finance leases	7.5%
Maturities of lease liabilities as of March 31, 2019 were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2019 (a)	$25,066	$324	$25,390
2020	31,243	214	31,457
2021	24,708	101	24,809
2022	22,262	35	22,297
2023	20,605	4	20,609
Thereafter	78,592	—	78,592
Total lease payments	$202,476	$678	$203,154
Less: interest	53,114	51	53,165
Present value of lease liabilities	$149,362	$627	$149,989
Future minimum payments related to the Company's failed sale-leaseback as of March 31, 2019 were as follows (dollars in thousands):

Total
2019 (a)	$895
2020	1,557
2021	1,603
2022	1,650
2023	1,701
Thereafter	2,052
Total lease payments	$9,458

(a) Excludes the three months ended March 31, 2019.

Maturities of lease payments to be received as of March 31, 2019 were as follows (dollars in thousands):

Operating Leases
2019 (a)	$2,082
2020	2,323
2021	1,930
2022	1,671
2023	1,250
Thereafter	2,089
Total lease receivables	$11,345
(a) Excludes the three months ended March 31, 2019.

13. Commitments and Contingencies
Future Commitments

The radio broadcast industry’s principal ratings service is Nielsen Audio (“Nielsen”), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $138.8 million, as of March 31, 2019, and is expected to be paid in accordance with the agreements through December 2021.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of March 31, 2019, the Company believes that it will meet all such material minimum obligations.

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

14. Segment Data

The Company operates in two reportable segments for which there is discrete financial information available and whose operating results are reviewed by the chief operating decision maker, the Cumulus Radio Station Group and Westwood One. Cumulus Radio Station Group revenue is derived primarily from the sale of broadcasting time on our owned or operated stations to local, regional, and national advertisers. Westwood One revenue is generated primarily through network advertising on our owned or operated stations and on its approximately 8,000 affiliate stations. The Company also reports information for Corporate and Other. Corporate includes overall executive, administrative and support functions for both of the Company’s reportable segments, including accounting, finance, legal, human resources, information technology, and programming functions.

The Company presents segment adjusted EBITDA (“Adjusted EBITDA”) as this is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company’s reportable segments. Management also uses this measure to determine the contribution of the Company's core operations to the funding of its corporate resources utilized to manage operations and its non-operating expenses including debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining compliance with certain covenants contained in the Company’s Credit Agreement.

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
The Company’s financial data by segment is presented in the tables below (in thousands):

	Three Months Ended March 31, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$166,541	$100,359	$596	$267,496

	Three Months Ended March 31, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$168,225	$94,790	$664	$263,679

	Successor Company	Predecessor Company
	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA by segment
Cumulus Radio Station Group	$34,391	$36,186
Westwood One	15,950	12,656
Segment Adjusted EBITDA	50,341	48,842
Adjustments to reconcile to GAAP measure
Corporate and other expense	(8,537)	(8,573)
Income tax benefit	185	118
Non-operating expense, including net interest expense	(22,180)	(96)
Local marketing agreement fees	(1,043)	(1,107)
Depreciation and amortization	(14,590)	(11,981)
Stock-based compensation expense	(1,208)	(166)
Loss on sale or disposal of assets or stations	(26)	(11)
Reorganization items, net	—	(30,167)
Gain on early extinguishment of debt	381	—
Acquisition-related and restructuring costs	(2,777)	(1,721)
Franchise and state taxes	(95)	(139)
Consolidated GAAP net income	$451	$(5,001)

15. Subsequent Events

On April 15, 2019, the Company announced that it had entered into an agreement to sell KLOS-FM in Los Angeles, CA to Meruelo Media, for $43 million in cash. Under the terms of the agreement Meruelo Media began programming KLOS-FM under a Local Marketing Agreement on April 16, 2019.

On the same day, the Company also announced that it had entered into a swap agreement with Connoisseur Media under which it will obtain four stations in and around Allentown, PA in exchange for two Cumulus stations in Southern Connecticut. Under the terms of the agreement with Connoisseur Media, the Company will receive WODE-FM, WWYY-FM, WEEX-AM and WTKZ-AM in and around Allentown, PA and Connoisseur Media will receive WEBE-FM in Westport, CT, and WICC-AM in Bridgeport, CT. The parties began programming each other’s respective stations under Local Marketing Agreements on May 1, 2019.

The transactions are subject to customary closing conditions, including regulatory approval. The Company expects to complete both transactions during the third quarter of 2019.

On May 9, 2019, the Company completed its previously announced swap agreement with Entercom. The Company received WNTR-FM, WXNT- AM, and WZPL-FM in Indianapolis and Entercom received WNSH-FM (New York, NY) and WMAS-FM and WHLL-AM (both in Springfield, MA). Prior to the completion of the swap, each party programmed the other party's stations under a local marketing agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

●	General overview, including our emergence from Chapter 11;
●	Results of operations; and
●	Liquidity and capital resources.
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto beginning on page 4 in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. This discussion, as well as various other sections of this 10-Q, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statements Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Emergence from Chapter 11
See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 —"Nature of Business, Interim Financial Data and Basis of Presentation", for a discussion of our Emergence from Chapter 11.

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

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

The Company's operating results and key operating performance measures were not materially impacted by our emergence from Chapter 11. We believe that discussing the results of operations and cash flows of the Predecessor Company three months ended March 31, 2018 and the Successor Company three months ended March 31, 2019 is useful when analyzing certain financial performance measures. For items that are not comparable, we have included additional analysis to supplement the discussion.

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
STATEMENT OF OPERATIONS DATA:
Net revenue	$267,496	$263,679
Content costs	103,752	102,866
Selling, general and administrative expenses	113,503	112,083
Depreciation and amortization	14,590	11,981
Local marketing agreement fees	1,043	1,107
Corporate expenses (including stock-based compensation expense)	12,517	10,487
Loss on sale or disposal of assets or stations	26	11
Operating income	22,065	25,144
Reorganization items, net	—	(30,167)
Interest expense	(22,156)	(128)
Interest income	4	29
Gain on early extinguishment of debt	381	—
Other (expense) income, net	(28)	3
Income (loss) before income taxes	266	(5,119)
Income tax benefit	185	118
Net income (loss)	$451	$(5,001)
KEY FINANCIAL METRIC:
Adjusted EBITDA	$41,804	$40,269

Successor Company Three Months Ended March 31, 2019 Compared to the Predecessor Company Three Months Ended March 31, 2018
Net Revenue

Net revenue for the Successor Company three months ended March 31, 2019 compared to net revenue for the Predecessor Company three months ended March 31, 2018 increased primarily as a result of increases in national broadcast advertising revenue and digital revenue, partially offset by a decline in local broadcast advertising revenue in our radio markets. For a discussion of net revenue by segment and a comparison by segment of the Successor Company three months ended March 31, 2019 and the Predecessor Company three months ended March 31, 2018, see the discussion under "Segment Results of Operations."
Content Costs

Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 increased primarily as a result of higher digital costs associated with higher digital revenue during the comparative periods. The increase in digital costs was partially offset by decreases in broadcast rights and employee costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 increased primarily as a result of higher sales commissions and trade expense associated with higher broadcast and trade revenue partially offset by lower health care costs.
Depreciation and Amortization
Depreciation and amortization for the Successor Company three months ended March 31, 2019 is not comparable to that of the Predecessor Company three months ended March 31, 2018. During the Successor Company three months ended March 31, 2019, depreciation and amortization expense increased because of our application of fresh start accounting in June 2018 where our fixed assets and intangible assets were adjusted to fair value, resulting in higher asset values.
Local Marketing Agreement Fees

Local marketing agreements ("LMAs") are those agreements under which we program a radio station on behalf of another party. LMA fees for the Successor Company three months ended March 31, 2019 were similar to LMA fees for the Predecessor Company three months ended March 31, 2018.
Corporate Expenses, Including Stock-based Compensation Expense and Acquisition-related and Restructuring Costs

Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 increased primarily as a result of higher restructuring expenses incurred after the Effective Date related to our emergence from Chapter 11 and expenses for our pending station swap and disposal transactions as well as an increase in stock-based compensation expense.

Interest Expense
Total interest expense for the Successor Company three months ended March 31, 2019 is not comparable to that of the Predecessor Company three months ended March 31, 2018 as we did not pay certain interest expenses during the Predecessor Company period. During the Predecessor Company period we made adequate protection payments on the Predecessor Term Loan in lieu of interest payments. In accordance with ASC 852, we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. Also, we did not make any interest payments on the 7.75% Senior Notes during the three months ended March 31, 2018 Predecessor Company period.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Bank borrowings – Term Loan	$21,718	$—
Other, including debt issue cost amortization	438	128
Interest expense	$22,156	$128

Income Tax Expense
For the Successor Company three months ended March 31, 2019 the Company recorded income tax benefit of $0.2 million on pre-tax book income of $0.3 million, resulting in an effective tax rate for the Successor Company three months ended March 31, 2019 of approximately (69.8)%. For the Predecessor Company three months ended March 31, 2018, the Company recorded an income tax benefit of $0.1 million on pre-tax loss of $5.1 million, resulting in an effective tax rate for the three months ended March 31, 2018 of approximately 2.3%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company three months ended March 31, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company three months ended March 31, 2018 primarily relates to changes in valuation allowance, which was partially offset by state and local income taxes, the tax effect of bankruptcy-related fees and certain statutory non-deductible items.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company continually reviews the adequacy of the valuation allowance, and as of March 31, 2019 has not recorded a valuation allowance since the Company continues to believe that its deferred tax assets meet the more likely than not recognition standard for recovery. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as judgment about the Company's future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 increased. For a discussion of Adjusted EBITDA by segment and a comparison by segment of the Successor Company three months ended March 31, 2019 to the Predecessor Company three months ended March 31, 2018, see the discussion under "Segment Results of Operations."
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Successor Company	Predecessor Company
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
GAAP net income (loss)	$451	$(5,001)
Income tax benefit	(185)	(118)
Non-operating expenses, including net interest expense	22,180	96
Local marketing agreement fees	1,043	1,107
Depreciation and amortization	14,590	11,981
Stock-based compensation expense	1,208	166
Loss on sale of assets or stations	26	11
Gain on early extinguishment of debt	(381)	—
Reorganization items, net	—	30,167
Acquisition-related and restructuring costs	2,777	1,721
Franchise and state taxes	95	$139
Adjusted EBITDA	$41,804	$40,269

Segment Results of Operations
The reconciliation of segment Adjusted EBITDA to net income (loss) is presented in Note 14, "Segment Data" of the notes to the accompanying unaudited Condensed Consolidated Financial Statements.
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended March 31, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$166,541	$100,359	$596	$267,496
% of total revenue	62.3%	37.5%	0.2%	100.0%
$ change from three months ended March 31, 2018	$(1,684)	$5,569	$(68)	$3,817
% change from three months ended March 31, 2018	(1.0)%	5.9%	(10.2)%	1.4%

	Three Months Ended March 31, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$168,225	$94,790	$664	$263,679
% of total revenue	63.8%	35.9%	0.3%	100.0%
Net revenue for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 increased primarily as a result of an increase in revenues at Westwood One, partially offset by a decline in revenues at the Cumulus Radio Station Group. Corporate and Other revenue was essentially flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by a decrease in local advertising revenue partially offset by growth in digital and national revenue. The increase in revenue at Westwood One was primarily driven by an increase in broadcast and digital revenue.

	Three Months Ended March 31, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$34,391	$15,950	$(8,537)	$41,804
$ change from three months March 31, 2018	$(1,795)	$3,294	$36	$1,535
% change from three months March 31, 2018	(5.0)%	26.0%	0.4%	3.8%

	Three Months Ended March 31, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$36,186	$12,656	$(8,573)	$40,269
Adjusted EBITDA for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 increased because adjusted EBITDA increased at the Westwood One and Corporate and Other segments, respectively, partially offset by a decrease at the Cumulus Radio Station Group. Adjusted EBITDA at the Cumulus Radio Station Group decreased primarily as a result of the decrease in revenue described above. Adjusted EBITDA at Westwood One and Corporate and Other increased primarily as a result of higher revenue at Westwood One and lower expenses at Corporate and Other.

The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA for the periods presented above (dollars in thousands):

	Three Months Ended March 31, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$25,843	$9,563	$(34,955)	$451
Income tax benefit	—	—	(185)	(185)
Non-operating expense, including net interest expense	186	142	21,852	22,180
Local marketing agreement fees	1,043	—	—	1,043
Depreciation and amortization	7,305	6,195	1,090	14,590
Stock-based compensation expense	—	—	1,208	1,208
Loss on sale or disposal of assets or stations	14	—	12	26
Gain on early extinguishment of debt	—	—	(381)	(381)
Acquisition-related and restructuring costs	—	50	2,727	2,777
Franchise and state taxes	—	—	95	95
Adjusted EBITDA	$34,391	$15,950	$(8,537)	$41,804

	Three Months Ended March 31, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$28,808	$5,822	$(39,631)	$(5,001)
Income tax benefit	—	—	(118)	(118)
Non-operating (income) expense, including net interest (income) expense	(1)	127	(30)	96
Local marketing agreement fees	1,107	—	—	1,107
Depreciation and amortization	6,141	5,478	362	11,981
Stock-based compensation expense	—	—	166	166
Loss on sale or disposal of assets or stations	11	—	—	11
Reorganization items, net	—	181	29,986	30,167
Acquisition-related and restructuring costs	120	1,048	553	1,721
Franchise and state taxes	—	—	139	139
Adjusted EBITDA	$36,186	$12,656	$(8,573)	$40,269

Liquidity and Capital Resources

As of March 31, 2019, we had $17.8 million of cash and cash equivalents including restricted cash. We generated cash from operating activities of $22.3 million for the three months ended March 31, 2019. The Predecessor Company generated cash from operating activities of $48.4 million, for the three months ended March 31, 2018. Cash generated from operating activities by the Predecessor Company was higher for the three months ended March 31, 2018 than the three months ended March 31, 2019 because the timing of payments of accounts payable and accrued expenses by the Predecessor Company was impacted by the Chapter 11 cases. Since our emergence from Chapter 11, we have made $85.3 million in repayments of principal on our Term Loan, reducing the total principal from $1,300 million at emergence to $1,215 million at March 31, 2019.

Historically, our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In recent periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

We continually monitor our capital structure, and from time to time we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets where the net value accretion realized in a sale exceeds the value that management believes could be realized over time by continuing to operate the assets, or that are not consistent with, or do not complement, our strategic objectives as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time.

Credit Agreement

On the Effective Date we entered into the Credit Agreement. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided us with a $1.3 billion senior secured Term Loan. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 —"Long-Term Debt", for further discussion of our Credit Agreement.

Revolving Credit Agreement

On August 17, 2018, we entered into a $50.0 million revolving credit facility (the “Revolving Credit Facility”) pursuant to a credit agreement (the “Revolving Credit Agreement”), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, Intermediate Holdings as a guarantor, certain lenders, and Deutsche Bank AG New York Branch as a lender and Administrative Agent. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 —"Long-Term Debt", for further discussion of our Revolving Credit Agreement.

Cash Flows Provided by Operating Activities

	Successor Company	Predecessor Company
	Three months ended March 31, 2019	Three months ended March 31, 2018
(Dollars in thousands)
Net cash provided by operating activities	$22,344	$48,372

Net cash provided by operating activities for the Successor Company three months ended March 31, 2019 compared to the Predecessor Company three months ended March 31, 2018 decreased primarily as a result of a decrease in cash collections and an increase in payments of accounts payable and accrued expenses. The timing of payments of accounts payable and accrued expenses in the Predecessor Company three months ended March 31, 2018 was impacted by the filing of the Chapter 11 cases.

Cash Flows Used in Investing Activities

	Successor Company	Predecessor Company
	Three months ended March 31, 2019	Three months ended March 31, 2018
(Dollars in thousands)
Net cash used in investing activities	$(5,126)	$(9,005)
During the Successor Company three months ended March 31, 2019 and the Predecessor Company three months ended March 31, 2018 our investing activities consisted of routine capital expenditures.
Cash Flows Used in Financing Activities

	Successor Company	Predecessor Company
	Three months ended March 31, 2019	Three months ended March 31, 2018
(Dollars in thousands)
Net cash used in financing activities	$(29,463)	$(22,131)
For the Successor Company three months ended March 31, 2019 net cash used in financing activities consisted primarily of $28.2 million in repayments on borrowings on our Term Loan.
During the Predecessor Company three months ended March 31, 2018 we made $22.1 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments and recorded these payments as a reduction to the principal balance of the Predecessor Term Loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2019, all $1.2 billion of our long-term debt bore interest at a variable rate. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at March 31, 2019 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and pre-tax net income would decrease (increase) by $12.0 million.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. Except with respect to the effectiveness of the Plan and our emergence from bankruptcy, these known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

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

CUMULUS MEDIA INC.

May 9, 2019	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer