Form 10-Q
period 2019-06-30
CUMULUS MEDIA INC
filed 2019-08-08
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of August 1, 2019, the registrant had 17,029,502 outstanding shares of common stock consisting of: (i) 14,352,052 shares of Class A common stock; (ii) 2,677,450 shares of Class B common stock in addition to 2,742,416 Series 1 warrants and 375,885 Series 2 warrants.

CUMULUS MEDIA INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3
Condensed Consolidated Statements of Operations For the Three Months Ended June 30, 2019 (Successor Company), Period from June 4, 2018 through June 30, 2018 (Successor Company), and Period from April 1, 2018 through June 3, 2018 (Predecessor Company)	4
Condensed Consolidated Statements of Operations For the Six Months Ended June 30, 2019 (Successor Company), Period from June 4, 2018 through June 30, 2018 (Successor Company), and Period from January 1, 2018 through June 3, 2018 (Predecessor Company)	4
Condensed Consolidated Statement of Stockholders’ Equity For the Periods March 31, 2018 (Predecessor Company) through June 3, 2018 (Predecessor Company) and, June 4, 2018 (Successor Company) through June 30, 2018 (Successor Company)	6
Condensed Consolidated Statement of Stockholders’ Equity For the Periods December 31, 2017 (Predecessor Company) through June 3, 2018 (Predecessor Company) and, June 4, 2018 (Successor Company) through June 30, 2018 (Successor Company)	6
Condensed Consolidated Statement of Stockholders’ Equity For the Three and Six Months Ended June 30, 2019 (Successor Company)	6
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2019 (Successor Company), and Periods From June 4, 2018 through June 30, 2018 (Successor Company) and January 1, 2018 through June 3, 2018 (Predecessor Company)	9
Notes to Condensed Consolidated Financial Statements	11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	49
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	49
Item 1A. Risk Factors	50
Item 6. Exhibits	51
Signatures	51

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	Successor Company
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$20,500	$27,584
Restricted cash	2,466	2,454
Accounts receivable, less allowance for doubtful accounts of $3,872 and $5,483 at June 30, 2019 and December 31, 2018, respectively	232,787	250,111
Trade receivable	4,975	3,390
Assets held for sale	123,453	80,000
Prepaid expenses and other current assets	30,685	31,452
Total current assets	414,866	394,991
Property and equipment, net	227,227	235,898
Operating lease right-of-use assets	148,493	—
Broadcast licenses	848,876	935,652
Other intangible assets, net	174,585	193,535
Other assets	12,301	15,076
Total assets	$1,826,348	$1,775,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$97,804	$101,320
Current portion of operating lease liabilities	34,172	—
Trade payable	2,578	2,578
Current portion of term loan	13,000	13,000
Total current liabilities	147,554	116,898
Term loan	590,738	1,230,299
6.75% senior notes, net of debt issuance costs of $7,332 at June 30, 2019	492,668	—
Operating lease liabilities	115,183	—
Other liabilities	25,797	25,742
Deferred income taxes	20,109	12,384
Total liabilities	1,392,049	1,385,323
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 14,363,242 and 12,995,080 shares issued;14,328,538 and 12,995,080 shares outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,696,853 and 3,560,604 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Treasury stock, at cost, 67,833 shares at June 30, 2019	(1,156)	—
Additional paid-in-capital	330,718	328,404
Retained earnings	104,737	61,425
Total stockholders’ equity	434,299	389,829
Total liabilities and stockholders’ equity	$1,826,348	$1,775,152
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from June 4, 2018 through June 30,	Period from April 1, 2018 through June 3,
	2019	2018	2018
Net revenue	$279,673	$95,004	$190,245
Operating expenses:
Content costs	93,844	28,970	61,019
Selling, general and administrative expenses	115,817	37,434	83,195
Depreciation and amortization	13,545	4,379	10,065
Local marketing agreement fees	438	358	702
Corporate expenses (including stock-based compensation expense of $1,106, $652 and $65, respectively, and restructuring costs of $13,024, $6,941 and $734 respectively)	22,675	10,125	6,682
(Gain) loss on sale or disposal of assets or stations	(47,750)	—	147
Total operating expenses	198,569	81,266	161,810
Operating income	81,104	13,738	28,435
Non-operating (expense) income:
Reorganization items, net	—	—	496,368
Interest expense	(21,191)	(6,176)	(132)
Interest income	8	4	21
Other (expense) income, net	(34)	20	(276)
Total non-operating (expense) income, net	(21,217)	(6,152)	495,981
Income before income tax (expense) benefit	59,887	7,586	524,416
Income tax (expense) benefit	(17,026)	(2,606)	176,741
Net income	$42,861	$4,980	$701,157
Basic and diluted earnings per common share (see Note 12, “Earnings Per Share”):
Basic: Earnings per share	$2.13	$0.25	$23.90
Diluted: Earnings per share	$2.11	$0.25	$23.90
Weighted average basic common shares outstanding	20,125,419	20,004,736	29,338,329
Weighted average diluted common shares outstanding	20,317,328	20,300,025	29,338,329

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,
	2019	2018	2018
Net revenue	$547,169	$95,004	$453,924
Operating expenses:
Content costs	197,596	28,970	163,885
Selling, general and administrative expenses	229,320	37,434	195,278
Depreciation and amortization	28,135	4,379	22,046
Local marketing agreement fees	1,481	358	1,809
Corporate expenses (including stock-based compensation expense of $2,314, $652 and $231, respectively and restructuring costs of $15,801, $6,941 and $2,455 respectively)	35,192	10,125	17,169
(Gain) loss on sale or disposal of assets or stations	(47,724)	—	158
Total operating expenses	444,000	81,266	400,345
Operating income	103,169	13,738	53,579
Non-operating (expense) income:
Reorganization items, net	—	—	466,201
Interest expense	(43,347)	(6,176)	(260)
Interest income	12	4	50
Gain on early extinguishment of debt	381	—	—
Other (expense) income, net	(62)	20	(273)
Total non-operating (expense) income, net	(43,016)	(6,152)	465,718
Income before income tax (expense) benefit	60,153	7,586	519,297
Income tax (expense) benefit	(16,841)	(2,606)	176,859
Net income	$43,312	$4,980	$696,156
Basic and diluted earnings per common share (see Note 12, “Earnings Per Share”):
Basic: Earnings per share	$2.16	$0.25	$23.73
Diluted: Earnings per share	$2.14	$0.25	$23.73
Weighted average basic common shares outstanding	20,091,568	20,004,736	29,338,329
Weighted average diluted common shares outstanding	20,268,393	20,300,025	29,338,329

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

For Periods March 31, 2018 (Predecessor Company) through June 3, 2018 (Predecessor Company) and June 4, 2018 (Successor Company) through June 30, 2018 (Successor Company)
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at March 31, 2018 (Predecessor)	32,031,054	$320	—	—	80,609	$1	2,806,187	$(229,310)	$1,626,594	$(2,098,555)	$(700,950)
Net loss	—		—	—	—	—	—	—	—	(38,999)	(38,999)
Other	—		—	—	—	—	—	—	108		108
Stock-based compensation expense	—		—	—	—	—	—	—	204		204
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	$(320)	—	$—	(80,609)	$(1)	(2,806,187)	$229,310	$(1,626,906)	$—	$(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—	—	—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—	—	—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—	—	—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—	—	$—	$325,000	$—	$325,000
Net income	—	—	—	—	—	—	—	—	—	4,980	4,980
Stock-based compensation expense	—	—	—	—	—	—	—	—	652	—	652
Conversion of Class B common stock	1,344,184	—	(1,344,184)	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	34,964	—	—	—	—	—	—	—	—
Balance at June 30, 2018 (Successor)	12,396,395	$—	3,908,989	$—	—	$—	—	$—	$325,652	$4,980	$330,632

For Periods December 31, 2017 (Predecessor Company) through June 3, 2018 (Predecessor Company) and June 4, 2018 (Successor Company) through June 30, 2018 (Successor Company)
	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—			—	—	—	—	—	(44,000)	(44,000)
Other	—	—	—	—	—	—	—	—	247	—	247
Stock-based compensation expense	—	—			—	—	—	—	231	—	231
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	$(320)	—	$—	(80,609)	$(1)	(2,806,187)	$229,310	$(1,626,906)	$—	$(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—	—	—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—	—	—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—	—	—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—	—	$—	$325,000	$—	$325,000
Net income	—	—	—	—	—	—	—	—	—	4,980	$4,980
Stock-based compensation expense	—	—	—	—	—	—	—	—	652	—	652
Conversion of Class B common stock	1,344,184	—	(1,344,184)	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	34,964	—	—	—	—	—	—	—	—
Balance at June 30, 2018 (Successor)	12,396,395	$—	3,908,989	$—	—	$—	—	$—	$325,652	$4,980	$330,632

For The Three Months Ended June 30, 2019 (Successor Company)
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at March 31, 2019 (Successor)	13,992,145	$—	2,812,006	$—	34,704	$(633)	$329,612	$61,876	$390,855
Net income	—	—	—	—	—	—	—	42,861	$42,861
Shares returned in lieu of tax payments	—	—	—	—	33,129	(523)	—	—	(523)
Conversion of Class B common stock	115,153	—	(115,153)	—	—	—	—	—	—
Exercise of warrants	170,659	—	—	—	—	—	—	—	—
Issuance of common stock	50,581	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,106	—	1,106
Balance at June 30, 2019 (Successor)	14,328,538	$—	2,696,853	$—	67,833	$(1,156)	$330,718	$104,737	$434,299

For The Six Months Ended June 30, 2019 (Successor Company)
	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018 (Successor)	12,995,080	$—	3,560,604	$—	—	$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—	—	—	43,312	43,312
Shares returned in lieu of tax payments	—	—	—	—	67,833	(1,156)	—	—	(1,156)
Conversion of Class B common stock	866,786	—	(866,786)	—	—	—	—	—	—
Exercise of warrants	347,845	—	—	—	—	—	—	—	—
Issuance of common stock	118,827	—	3,035	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,314	—	2,314
Balance at June 30, 2019 (Successor)	14,328,538	$—	2,696,853	$—	67,833	$(1,156)	$330,718	$104,737	$434,299
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,
	2019	2018	2018
Cash flows from operating activities:
Net income	$43,312	$4,980	$696,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,135	4,379	22,046
Amortization of right of use assets	11,931	—	—
Amortization of debt issuance costs/discounts	136	—	—
Provision for doubtful accounts	618	322	5,993
(Gain) loss on sale or disposal of assets or stations	(47,724)	—	158
Non-cash reorganization items, net	—	—	(523,651)
Gain on early extinguishment of debt	(381)	—	—
Deferred income taxes	7,725	2,606	(179,455)
Stock-based compensation expense	2,314	652	231
Changes in assets and liabilities:
Accounts receivable	16,704	(16,363)	12,697
Trade receivable	(1,585)	26	(997)
Prepaid expenses and other current assets	424	(241)	(5,831)
Operating leases	3,839	—	—
Assets held for sale	29	—	—
Other assets	2,778	(156)	(436)
Accounts payable and accrued expenses	(17,836)	2,065	7,777
Trade payable	78	13	190
Other liabilities	(1,543)	5	(5,746)
Net cash provided by (used in) operating activities	48,954	(1,712)	29,132
Cash flows from investing activities:
Proceeds from sale of assets or stations	103,519	—	—
Acquisition	—	(18,000)	—
Capital expenditures	(10,715)	(1,969)	(14,019)
Net cash provided by (used in) investing activities	92,804	(19,969)	(14,019)
Cash flows from financing activities:
Adequate protection payments on term loan	—	—	(37,802)
Repayment of borrowings under term loan	(639,180)	—	—
Proceeds from issuance of 6.75% senior notes	500,000	—	—
Financing costs	(7,675)	—	(850)
Shares returned in lieu of tax payments	(1,156)	—	—
Repayments of financing lease obligations	(819)	—	—
Net cash used in financing activities	(148,830)	—	(38,652)
Decrease in cash and cash equivalents and restricted cash	(7,072)	(21,681)	(23,539)
Cash and cash equivalents and restricted cash at beginning of period	30,038	88,351	111,890
Cash and cash equivalents and restricted cash at end of period	$22,966	$66,670	$88,351

See accompanying notes to the unaudited condensed consolidated financial statements.

1. Nature of Business, Interim Financial Data and Basis of Presentation

Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “CUMULUS MEDIA,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that had been organized in 2002.
Nature of Business

CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 428 owned-and-operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, the Olympics, the GRAMMYs, the American Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with local impact and national reach through on-air, digital, mobile, and voice-activated media solutions, as well as access to integrated digital marketing services, powerful influencers, and live event experiences.

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
In connection with its emergence, Old Cumulus implemented a series of internal reorganization transactions authorized by the Plan pursuant to which it transferred substantially all of its remaining assets to an indirectly wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc.), a Delaware corporation (“CUMULUS MEDIA” or the “Company”), prior to winding down its business. References to “Successor” or “Successor Company” relate to CUMULUS MEDIA on and subsequent to June 4, 2018. References to “Predecessor”, “Predecessor Company” or “Old Cumulus” refer to Cumulus Media Inc. prior to June 4, 2018.
Upon emergence from Chapter 11 on the Effective Date, the Company applied Accounting Standards Codification (“ASC”) 852 - Reorganizations (“ASC 852”) in preparing its consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and consequently the consolidated financial statements on and after June 4, 2018 generally are not comparable to the consolidated financial statements prior to that date.
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

Revision of Previously Issued Financial Statements

During the third quarter of 2018, the Company determined that it had an error in the classification of certain content related costs in the Condensed Consolidated Statement of Operations disclosed in previous periods. The Company should have presented the amounts within Content costs rather than within Selling, general and administrative expenses. In the accompanying Condensed Consolidated Statement of Operations, the previous period has been revised to correct this misclassification. This reclassification resulted in an increase in Content costs of $4.2 million and a corresponding decrease in Selling, general and administrative expenses for the Predecessor Company period January 1, 2018 through June 3, 2018. The correction was not material to the consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual amounts and results may differ materially from these estimates.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity (deficit). During the three and six months ended June 30, 2019 (Successor Company) and periods from January 1, 2018 through June 3, 2018 (Predecessor Company), and June 4, 2018 through June 30, 2018 (Successor Company), the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Assets Held for Sale
During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market ("DC Land") to a third party. The sale is subject to various conditions and approvals, including, without limitation, the receipt by the buyer of certain required permits and approvals for its expected use of the land. There can be no assurance that such sale will be completed in a timely manner, at the original agreed price, or at all.
On April 15, 2019, the Company announced that it had entered into an agreement to sell KLOS-FM in Los Angeles, CA to Meruelo Media ("Meruelo Sale"). On June 27, 2019, the Company announced that it had entered into an agreement to sell WABC-AM in New York, NY to Red Apple Media, Inc. ("WABC Sale"). The Meruelo Sale closed on July 15, 2019. The closing of the WABC Sale is subject to various conditions and regulatory approvals which remain pending. The Company expects the WABC Sale to close within the next twelve months.
The major categories of these assets held for sale are as follows (dollars in thousands):

	June 30, 2019				December 31, 2018
	WABC Sale	Meruelo Sale	DC Land	Total	DC Land
Property and equipment, net	$7,054	$516	$80,000	$87,570	$80,000
Broadcast licenses	5,738	29,205	—	34,943	—
Other intangibles, net	374	566	—	940	—
	$13,166	$30,287	$80,000	$123,453	$80,000

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 (Successor Company) and Periods from January 1, 2018 through June 3, 2018 (Predecessor Company), and June 4, 2018 through June 30, 2018 (Successor Company):

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,
	2019	2018	2018
Supplemental disclosures of cash flow information:
Interest paid	$41,978	$5,878	$—
Income taxes paid	14,134	2,847	1,992
Supplemental disclosures of non-cash flow information:
Trade revenue	$23,980	$3,297	$18,973
Trade expense	22,008	3,246	17,964
Transfer of deposit from escrow - WKQX acquisition	—	4,750	—
Supplemental disclosures of non-cash reorganization items impact on changes in assets and liabilities:
Accounts receivable	$—	$—	$(11)
Prepaid expenses and other current assets	—	—	21,077
Property and equipment	—	—	(121,732)
Other intangible assets, goodwill and other assets	—	—	283,217
Accounts payable, accrued expenses and other liabilities	—	—	(36,415)
Cancellation of 7.75% Senior Notes	—	—	(610,000)
Cancellation of Predecessor Company Term Loan	—	—	(1,684,407)
Issuance of Successor Company Term Loan	—	—	1,300,000
Cancellation of Predecessor Company stockholders' equity	—	—	649,620
Issuance of Successor Company stockholders' equity	—	—	(325,000)
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$20,500	$37,444	$50,046
Restricted cash	2,466	29,226	38,305
Total cash and cash equivalents and restricted cash	$22,966	$66,670	$88,351

Adoption of New Accounting Standards

ASU 2016-02 - Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either financing or operating, thereby impacting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11 - Targeted Improvements ("ASU 2018-11"), which provides technical corrections and clarification to ASU 2016-02. ASU 2016-02 and amendments ASU 2018-10 and ASU 2018-11 will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. Early adoption is permitted. The standard requires the application of a modified retrospective approach by either applying the lease standard to each lease that existed at the beginning of the earliest comparative period presented in the financial statements, as well as leases that commenced after that date and recognizing a cumulative effect adjustment for leases that commenced prior to the beginning of the earliest comparative period presented, or applying the standard to the leases that commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative effect adjustment as of that date. The Company adopted this standard on January 1, 2019 and elected the "package of practical expedients" and as a result did not recast existing leases prior to January 1, 2019. The new lease standard also provides as a practical expedient and an accounting policy election, the option to not separate non-lease components from the associated lease components and instead account for each separate lease component and its associated non-lease components as a single lease component. The Company elected this option both for leases under which it is the lessor and for leases under which it is the lessee.

In adopting the new standard, the Company aggregated and evaluated lease arrangements, implemented new controls and processes, and installed a lease accounting system. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $156.1 million and $154.5 million on January 1, 2019. See Note 13 Leases for further information.

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

ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the potential impact of adopting ASU 2018-13 on its Consolidated Financial Statements.

2. Reorganization Items, Net

In accordance with ASC 852, Reorganization items incurred as a result of the Chapter 11 Cases were presented separately in the Predecessor Company's Condensed Consolidated Statement of Operations prior to the Company's emergence from Chapter 11. For the Predecessor Company periods presented herein, Reorganization items were as follows (in thousands):

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
(d) The carrying value of certain claims were adjusted to the estimated value of the claim that were allowed by the Bankruptcy Court.
(e) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.
(f) Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process and the write-off of Predecessor director and officer insurance policies.

During the Predecessor Company periods presented herein, the Company made cash payments of approximately $58.4 million for Reorganization items. Costs incurred as a result of the Chapter 11 Cases by the Successor Company subsequent to its emergence from Chapter 11 are classified as restructuring costs within Corporate Expenses in the Successor Company's Condensed Consolidated Statement of Operations.

3. Acquisitions and Dispositions
Entercom Asset Exchange
On May 9, 2019, the Company completed its previously announced non-monetary exchange with Entercom ("Entercom Swap"). The Company received WNTR-FM, WXNT- AM, and WZPL-FM in Indianapolis, IN and Entercom received WNSH-FM (New York, NY) and WMAS-FM and WHLL-AM (both in Springfield, MA).
The table below summarizes the preliminary purchase price allocation for the Entercom Swap (dollars in thousands):

Assets Acquired
Broadcast licenses	$22,963
Property and equipment, net	1,700
Total assets acquired	$24,663
Assets Disposed
Broadcast licenses	$(23,565)
Property and equipment, net	(703)
Other intangibles	(395)
Total assets disposed	$(24,663)
Connoisseur Media Asset Exchange
On June 26, 2019, the Company completed its previously announced non-monetary exchange with Connoisseur Media ("Connoisseur Swap"). The Company received WODE-FM, WWYY-FM, WEEX-AM and WTKZ-AM in and around Allentown, PA and Connoisseur Media received WEBE-FM in Westport, CT, and WICC-AM in Bridgeport, CT.
On a preliminary basis, the carrying value of the assets transferred to Connoisseur Media as part of the Connoisseur Swap was approximately $3.7 million. The Company expects the fair value of assets acquired in the Connoisseur Swap will approximate the carrying value of the assets transferred, with any difference accounted for as a gain or loss on the exchange.
The preliminary purchase price allocation for the Entercom Swap and Connoisseur Swap are based upon the valuation of assets received and the estimates and assumptions used in these valuations are subject to change as the Company obtains additional information during the measurement period, which may be up to one year from the acquisition date. The preliminary and final valuations could be different.
Educational Media Foundation Sale
On May 31, 2019, the Company completed its previously announced sale of six radio stations, WYAY-FM (Atlanta, GA), WPLJ-FM (New York, NY), KFFG-FM (San Francisco, CA), WZAT-FM (Savannah, GA), WXTL-FM (Syracuse, NY), and WRQX-FM (Washington, DC) to Educational Media Foundation for $103.5 million in cash ("EMF Sale"). The Company recorded a gain of $47.6 million on the sale which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2019.

4. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$192,163	$67,958	$134,477
Non-advertising revenues (tower rental and other)	999	399	616
Total Cumulus Radio Station Group revenue	$193,162	$68,357	$135,093

Westwood One
Advertising revenues (broadcast, digital and trade)	$82,667	$24,986	$52,684
Non-advertising revenues (license fees and other)	3,097	1,370	2,240
Total Westwood One revenue	$85,764	$26,356	$54,924

Other (1)	$747	$291	$228
Total Revenue	$279,673	$95,004	$190,245

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018
Cumulus Radio Station Group
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$357,859	$67,958	$301,804
Non-advertising revenues (tower rental and other)	1,844	399	1,513
Total Cumulus Radio Station Group revenue	$359,703	$68,357	$303,317

Westwood One
Advertising revenues (broadcast, digital and trade)	$178,975	$24,986	$143,215
Non-advertising revenues (license fees and other)	7,148	1,370	6,500
Total Westwood One revenue	$186,123	$26,356	$149,715

Other (1)	$1,343	$291	$892
Total Revenue	$547,169	$95,004	$453,924

(1) Other is comprised of revenue from certain digital commerce and broadcast software sales and services.

Trade and Barter Transactions
The Company provides advertising time in exchange for goods or services such as products, supplies, or services. Trade revenue totaled $10.7 million and $24.0 million for the three and six months ended June 30, 2019 (Successor Company). Trade revenue totaled $3.3 million, $7.7 million and $19.0 million for the period from June 4, 2018 through June 30, 2018 (Successor Company), April 1, 2018 through June 3, 2018 (Predecessor Company) and January 1, 2018 through June 3, 2018 (Predecessor Company), respectively.

Contract Costs
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a client whose customer life covers a year or less, the Company uses the practical expedient that allows expensing commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, management uses the contract life for the amortization period. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Selling, general and administrative expenses. The Company does not apply the practical expedient option to new local revenue contracts, because the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of June 30, 2019, and December 31, 2018, the Company recorded assets of approximately $7.2 million and $6.5 million related to the unamortized portion of commission expense on new local revenue.

Remaining Performance Obligations
The Company has contracts with customers which the Company believes will produce revenue beyond one year. From these contracts, the Company estimates it will recognize approximately $14.4 million of revenue.

5. Restricted Cash
As of June 30, 2019, and December 31, 2018, the Condensed Consolidated Balance Sheets included approximately $2.5 million in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.

6. Intangible Assets
The following table presents the Company's intangible assets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Intangible Assets:	Indefinite-Lived	Definite-Lived	Total
Balance as of December 31, 2018	$956,836	$172,351	$1,129,187
Assets held for sale (See Note 1)	(35,423)	(460)	(35,883)
Dispositions	(78,582)	(835)	(79,417)
Acquisitions (See Note 3)	26,129	162	26,291
Amortization	—	(14,783)	(14,783)
Other (a)	—	(1,934)	(1,934)
Balance as of June 30, 2019	$868,960	$154,501	$1,023,461

(a) Reclassification of leasehold intangibles to right of use assets related to the adoption of ASC 842

The Company's indefinite-lived intangible assets consist of broadcasting licenses and trademarks, while the Company's definite-lived intangible assets consist of broadcast advertising and affiliate relationships.

The Company performs impairment testing of its broadcasting licenses annually as of December 31 of each year and on an interim basis if events or circumstances indicate that broadcasting licenses may be impaired. The Company reviews the carrying value of its other intangible assets, primarily trademarks, broadcast advertising and affiliate relationships for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three and six months ended June 30, 2019.

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019	December 31, 2018
Term Loan	$590,738	$1,230,299
Plus: current portion of Term Loan	13,000	13,000
Total Term Loan	603,738	1,243,299
6.75% Senior Notes	500,000	—
Less: unamortized debt issuance costs	(7,332)	—
Total 6.75% Senior Notes	492,668	—
Long-term debt, net	$1,096,406	$1,243,299

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

Amounts outstanding under the Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. At June 30, 2019, the Term Loan bore interest at a rate of 6.91% per annum.

Amounts outstanding under the Term Loan amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan with the balance payable on the maturity date. The maturity date of the Term Loan is May 15, 2022.

The Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the Administrative Agent may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan and exercise any of its rights as a secured party under the Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan will automatically accelerate.

The Credit Agreement does not contain any financial maintenance covenants. The Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility providing commitments of up to $50.0 million, subject to certain conditions (see below).

On May 16, 2019, the Credit Agreement was amended to permit the issuance of indebtedness to the extent the proceeds of such indebtedness are used to refinance all or a portion of the Term Loan, subject to certain conditions as described more fully therein.

The borrowers may elect, at their option, to prepay amounts outstanding under the Credit Agreement without premium or penalty. The borrowers may be required to make mandatory prepayments of the Term Loan upon the occurrence of specified events as set forth in the Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Credit Agreement). On October 11, 2018, the Company purchased $50.2 million of face value of the Term Loan for $50.0 million, a discount to par value of 0.40%. On June 5, 2019, with the proceeds from the EMF Sale and cash on hand, the Company made a $115.0 million voluntary prepayment at par on the Term Loan. On June 26, 2019, the Company used the net proceeds from the issuance of the 6.75% Senior Notes (see below) to make a $492.7 million voluntary prepayment at par on the Term Loan. On July 22, 2019, with the proceeds from the KLOS Sale (see Note 16 - Subsequent Events) and cash on hand, the Company made a $50.0 million voluntary prepayment at par on the Term Loan.

Amounts outstanding under the Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Credit Agreement (the “Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Guarantors. As of June 30, 2019, the Company was in compliance with all required covenants under the Credit Agreement.

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

The Revolving Credit Facility matures on August 17, 2023. Availability under the Revolving Credit Facility is generally determined by a borrowing base formula that is based on 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria. Under the Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit.

Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the “Prime Rate” and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility is subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility.

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material Federal Communications Commission licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans then outstanding and exercise any of their rights under the Revolving Credit Agreement and the ancillary loan documents as a secured party.

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

As of June 30, 2019, and December 31, 2018, $4.1 million and $2.8 million were outstanding in the form of letters of credit under the Revolving Credit Facility, respectively. As of June 30, 2019, the Company was in compliance with all required covenants under the Revolving Credit Agreement.

6.75% Senior Notes

On June 26, 2019, Holdings (the “Issuer”) entered into an indenture, dated as of June 26, 2019 (the “Indenture”), among the Issuer, the guarantors party thereto (the “Senior Notes Guarantors”) and U.S. Bank National Association, as trustee, governing the terms of the Issuer’s $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the “6.75% Senior Notes”). The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan (see above).

Interest on the 6.75% Senior Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The 6.75% Senior Notes mature on July 1, 2026.

The Issuer may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, on or after July 1, 2022, at the following prices:

Year	Price
2022	103.7500%
2023	101.6875%
2024 and thereafter	100.0000%

Prior to July 1, 2022, the Issuer may redeem all or part of the 6.75% Senior Notes upon not less than 30 nor more than 60 days' prior notice, at 100% of the principal amount of the 6.75% Notes redeemed plus a "make whole" premium.

The 6.75% Senior Notes are fully and unconditionally guaranteed by each of the Senior Notes Guarantors, subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the Revolving Credit Facility (as to which the 6.75% Senior Notes are secured on a second-priority basis), the 6.75% Senior Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan (subject to certain exceptions) by liens on substantially all of the assets of the Issuer and the Guarantors. The Guarantors consist of Intermediate Holdings and each of the Issuer’s direct and indirect wholly-owned subsidiaries that guarantees the Credit Agreement which governs the Term Loan.

The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. At June 30, 2019, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Credit Agreement.

The 6.75% Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the 6.75% Senior Notes for resale under the U.S. Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction and are not required to exchange the 6.75% Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and we have no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

8. Fair Value Measurements

The following table shows the gross amount and fair value of the Term Loan and 6.75% Senior Notes (dollars in thousands):

	June 30, 2019	December 31, 2018
Term Loan:
Gross value	$603,738	$1,243,299
Fair value - Level 2	603,134	1,182,688
6.75% Senior Notes:
Gross value	$500,000	$—
Fair value - Level 2	498,125	—
As of June 30, 2019 and December 31, 2018, the Company used trading prices from a third party of 99.90% and 95.13% to calculate the fair value of the Term Loan, respectively.
As of June 30, 2019, the Company used trading prices from a third party of 99.63% to calculate the fair value of the 6.75% Senior Notes.

9. Income Taxes

For the three months ended June 30, 2019 the Successor Company recorded income tax expense of $17.0 million on pre-tax book income of $59.9 million, resulting in an effective tax rate for the three months ended June 30, 2019 of approximately 28.3%. For the Successor Company period June 4, 2018 through June 30, 2018, the Successor Company recorded income tax expense of $2.6 million on pre-tax book income of $7.6 million, resulting in an effective tax rate of approximately 34.4%. For the Predecessor Company period April 1, 2018 through June 3, 2018, the Predecessor Company recorded income tax benefit of $176.7 million on pre-tax book income of $524.4 million, resulting in an effective tax rate of approximately (33.7)%.

For the six months ended June 30, 2019 the Successor Company recorded income tax expense of $16.8 million on pre-tax book income of $60.2 million, resulting in an effective tax rate of approximately 27.9%. For the Successor Company period June 4, 2018 through June 30, 2018, the Company recorded income tax expense of $2.6 million on pre-tax book income of $7.6 million, resulting in an effective tax rate of approximately 34.4%. For the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company recorded an income tax benefit of $176.9 million on pre-tax book income of $519.3 million, resulting in an effective tax rate of approximately (34.1)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months and six months ended June 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company period June 4, 2018 through June 30, 2018 was attributable to state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period April 1, 2018 through June 3, 2018, and January 1, 2018 through June 3, 2018 primarily related to the income tax exclusion of cancellation of indebtedness income, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses, and changes to the valuation allowance.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2019, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.

10. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation (the “Charter”), the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2019, the Successor Company had 17,060,095 aggregate issued shares of common stock, and 17,025,391 outstanding shares consisting of:
(i) 14,363,242 issued shares and 14,328,538 outstanding shares designated as Class A common stock; and
(ii) 2,696,853 issued and outstanding shares designated as Class B common stock.

Stock Purchase Warrants
On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants (the “Series 1 warrants”) to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Predecessor Company and (ii) issued or will issue 712,736 Series 2 warrants (the “Series 2 warrants” and, together with the Series 1 warrants the “Warrants”) to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. The Warrants expire on June 4, 2038.

11. Stock-Based Compensation Expense

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
In addition, on or about the Effective Date and pursuant to the Plan, the Company granted each non-employee director certain RSUs and Options under the Incentive Plan and the terms of the relevant Restricted Stock Unit Agreements and Option Agreements, as applicable, representing an aggregate of 56,721 shares of new Class A common stock (the “Director Emergence Awards”). On April 30, 2019, the Company granted an additional 37,555 RSUs to its non-employee directors.
    The following table discloses the total grants awarded for the Successor Company and Predecessor Company periods presented below:

	Successor Company			Predecessor Company
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018
Stock option grants	—	—	581,124	—
Restricted stock unit grants	37,555	181,555	600,031	—
Total grants	37,555	181,555	1,181,155	—

The following tables disclose total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations for the Successor Company and Predecessor Company periods presented below (in thousands):

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018
Stock option grants	$846	$315	$65
Restricted stock unit grants	260	337	—
Total expense	$1,106	$652	$65

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018
Stock option grants	$1,699	$315	$231
Restricted stock unit grants	615	337	—
Total expense	$2,314	$652	$231

12. Earnings Per Share

The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. Antidilutive instruments are not considered in this calculation. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes.

The following table presents the basic and diluted earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands, except per share amounts):

	Successor Company		Predecessor Company
	Three Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$42,861	$4,980	$701,157
Basic net income attributable to common shares	$42,861	$4,980	$701,157
Denominator:
Basic weighted average shares outstanding	20,125	20,005	29,338
Basic undistributed net income per share attributable to common shares	$2.13	$0.25	$23.90

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$42,861	$4,980	$701,157
Diluted net income attributable to common shares	$42,861	$4,980	$701,157
Denominator:
Basic weighted average shares outstanding	20,125	20,005	29,338
Effect of dilutive options and restricted share units	192	295	—
Diluted weighted average shares outstanding	20,317	20,300	29,338
Diluted undistributed net income per share attributable to common shares	$2.11	$0.25	$23.90

	Successor Company		Predecessor Company
	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$43,312	$4,980	$696,156
Basic net income attributable to common shares	$43,312	$4,980	$696,156
Denominator:
Basic weighted average shares outstanding	20,092	20,005	29,338
Basic undistributed net income per share attributable to common shares	$2.16	$0.25	$23.73

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$43,312	$4,980	$696,156
Diluted net income attributable to common shares	$43,312	$4,980	$696,156
Denominator:
Basic weighted average shares outstanding	20,092	20,005	29,338
Effect of dilutive options and restricted share units	177	295	—
Diluted weighted average shares outstanding	20,269	20,300	29,338
Diluted undistributed net income per share attributable to common shares	$2.14	$0.25	$23.73

13. Leases
As described in Note 1, the Company adopted ASU 2016-02 ("ASC 842") effective January 1, 2019 using a modified retrospective approach and elected the practical expedients allowed under the standard.
The Company has entered into various lease agreements both as the lessor and lessee. The leases have been classified as either operating or finance leases in accordance with ASC 842, and primarily consist of leases for land, tower space, office space, certain office equipment and vehicles. The Company also has sublease arrangements that provide a nominal amount of income. A right-of-use asset and lease liability have been recorded on the balance sheet for all leases except those with an original lease term of twelve months or less. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As a lessor, we reserve the rights to the underlying assets in our agreements and do not expect to derive any amounts at the end of the lease terms.
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
The Company estimates the discount rate used to determine the present value of lease payments based on information available at lease commencement.

The following table presents the Company's total right-of-use assets and lease liabilities as of June 30, 2019 (dollars in thousands):

	Balance Sheet Location	June 30, 2019
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$148,493
Finance, net of accumulated amortization of $211	Other assets	527
Total Assets		$149,020

Liabilities
Current
Operating	Current portion of operating lease liabilities	$34,172
Finance	Accounts payable and accrued liabilities	446
Noncurrent
Operating	Operating lease liabilities	115,183
Finance	Other liabilities	81
Total Liabilities		$149,882
The following table presents the total lease cost for three and six months ended June 30, 2019 (dollars in thousands):

	Statement of Operations Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$10,786	$19,796
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	108	223
Interest on lease liabilities	Interest expense	11	24
Total Lease Cost		$10,905	$20,043
Total lease income related to our lessor arrangements was $0.8 million and $1.5 million for the three and six months ended June 30, 2019.
Other Supplementary Data

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,298	$10,501
Operating cash flows from finance leases	11	24
Financing cash flows from finance leases	108	223
Financing cash flows from failed sale leaseback	298	596

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,023	$15,223

June 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	7.80
Finance leases	2.09
Weighted Average Discount Rate
Operating leases	7.5%
Finance leases	7.5%
Maturities by year of lease liabilities as of June 30, 2019 were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2019 (a)	$17,074	$205	$17,279
2020	32,054	217	32,271
2021	25,738	103	25,841
2022	23,231	37	23,268
2023	21,406	6	21,412
Thereafter	82,560	—	82,560
Total lease payments	$202,063	$568	$202,631
Less: interest	52,708	41	52,749
Present value of lease liabilities	$149,355	$527	$149,882
As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows:

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Failed Sale Leaseback Agreement	Net Commitments
2019	$34,356	$(1,719)	$1,193	$33,830
2020	29,242	(1,719)	1,557	29,080
2021	22,717		1,603	24,320
2022	19,885		1,650	21,535
2023	16,280		1,701	17,981
Thereafter	45,959		2,052	48,011
	$168,439	$(3,438)	$9,756	$174,757

Future minimum payments related to the Company's failed sale-leaseback as of June 30, 2019 were as follows (dollars in thousands):

Total
2019 (a)	$597
2020	1,557
2021	1,603
2022	1,650
2023	1,701
Thereafter	2,051
Total lease payments	$9,159

(a) Excludes the six months ended June 30, 2019.

Future minimum payments to be received under the Company's lessor arrangements as of June 30, 2019 were as follows (dollars in thousands):

Operating Leases
2019 (a)	$1,532
2020	3,259
2021	2,603
2022	2,296
2023	1,770
Thereafter	2,893
Total lease receivables	$14,353
(a) Excludes the six months ended June 30, 2019.

14. Commitments and Contingencies
Future Commitments

The radio broadcast industry’s principal ratings service is Nielsen Audio (“Nielsen”), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $126.4 million, as of June 30, 2019, and is expected to be paid in accordance with the agreements through December 2021.

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

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of June 30, 2019, the Company believes that it will meet all such material minimum obligations.

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

At the end of the second quarter of 2019, the Company had internal discussions regarding changes to its organization structure and approach to operating the business. As a result, the Company is in the process of reassessing its reportable segments. The assessment and identification of reportable segment(s) will be based on management’s organization and view of the Company’s business when making operating decisions and assessing performance.

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

The Company’s financial data by segment is presented in the tables below (in thousands):

	Three Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$193,162	$85,764	$747	$279,673

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$135,093	$54,924	$228	$190,245

	Six Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$359,703	$186,123	$1,343	$547,169

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924

	Successor Company		Predecessor Company
	Three Months Ended June 30,	Period from June 4, 2018 through June 30,	Period from April 1, 2018 through June 3,
	2019	2018	2018
Adjusted EBITDA by segment
Cumulus Radio Station Group	$52,222	$20,860	$39,824
Westwood One	17,866	7,690	6,554
Segment Adjusted EBITDA	70,088	28,550	46,378
Adjustments to reconcile to GAAP measure
Corporate and other expense	(8,269)	(2,435)	(6,137)
Income tax (expense) benefit	(17,026)	(2,606)	176,741
Non-operating expense, including net interest expense	(21,217)	(6,152)	(387)
Local marketing agreement fees	(438)	(358)	(702)
Depreciation and amortization	(13,545)	(4,379)	(10,065)
Stock-based compensation expense	(1,106)	(652)	(65)
Gain (loss) on sale or disposal of assets or stations	47,750	—	(147)
Reorganization items, net	—	—	496,368
Restructuring costs	(13,024)	(6,941)	(734)
Franchise and state taxes	(352)	(47)	(93)
Consolidated GAAP net income	$42,861	$4,980	$701,157

	Successor Company		Predecessor Company
	Six Months Ended June 30,	Period from June 4, 2018 through June 30,	Period from January 1, 2018 through June 3,
	2019	2018	2018
Adjusted EBITDA by segment
Cumulus Radio Station Group	$86,613	$20,860	$76,009
Westwood One	33,816	7,690	19,210
Segment Adjusted EBITDA	120,429	28,550	95,219
Adjustments to reconcile to GAAP measure
Corporate and other expense	(16,806)	(2,435)	(14,707)
Income tax (expense) benefit	(16,841)	(2,606)	176,859
Non-operating expense, including net interest expense	(43,397)	(6,152)	(483)
Local marketing agreement fees	(1,481)	(358)	(1,809)
Depreciation and amortization	(28,135)	(4,379)	(22,046)
Stock-based compensation expense	(2,314)	(652)	(231)
Gain (loss) on sale or disposal of assets or stations	47,724	—	(158)
Reorganization items, net	—	—	466,201
Gain on early extinguishment of debt	381	—	—
Restructuring costs	(15,801)	(6,941)	(2,455)
Franchise and state taxes	(447)	(47)	(234)
Consolidated GAAP net income	$43,312	$4,980	$696,156

16. Subsequent Event

On July 15, 2019, the Company completed its previously announced sale of KLOS-FM in Los Angeles, CA to Meruelo Media for $43.0 million in cash ("KLOS Sale"). Prior to the completion of the sale, Meruelo Media began programming KLOS-FM under a Local Marketing Agreement on April 16, 2019.

On July 22, 2019, the Company completed a $50 million voluntary debt prepayment on the Term Loan. The debt prepayment was funded by the net proceeds from the KLOS Sale and cash on hand generated from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the following Management’s Discussion and Analysis, we provide information regarding the following areas:

●	General overview, including our emergence from Chapter 11;
●	Results of operations; and
●	Liquidity and capital resources.

General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statements Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Emergence from Chapter 11
See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Nature of Business, Interim Financial Data and Basis of Presentation", for a discussion of our Emergence from Chapter 11.

Non-GAAP Financial Measure
From time to time we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) and segment Adjusted EBITDA are the financial metrics by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole and each of our reportable segments. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and the funding of our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.

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

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

The Company's operating results and key operating performance measures were not materially impacted by our emergence from Chapter 11. We believe that discussing the results of operations and cash flows from January 1, 2018 through June 3, 2018 ("2018 Predecessor Period"), and April 1 through June 3, 2018 (“2018 Second Quarter Predecessor Period”), when combined with our consolidated operating results for the period from June 4, 2018 through June 30, 2018 (“Successor Period”) are comparable to certain operating results from the current year Successor Company three and six month periods ended June 30, 2019 and is useful when analyzing certain financial performance measures. For items that are not comparable, we have included additional analysis to supplement the discussion.

	Successor Company		Predecessor Company	Non-GAAP
	Three Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Combined Period Three Months Ended June 30, 2018	2019 vs 2018 Change
					$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$279,673	$95,004	$190,245	$285,249	$(5,576)	(2.0)%
Content costs	93,844	28,970	61,019	89,989	3,855	4.3%
Selling, general and administrative expenses	115,817	37,434	83,195	120,629	(4,812)	(4.0)%
Depreciation and amortization	13,545	4,379	10,065	14,444	(899)	(6.2)%
Local marketing agreement fees	438	358	702	1,060	(622)	(58.7)%
Corporate expenses (including stock-based compensation expense and restructuring costs)	22,675	10,125	6,682	16,807	5,868	34.9%
(Gain) loss on sale or disposal of assets or stations	(47,750)	—	147	147	(47,897)	N/A
Operating income	81,104	13,738	28,435	42,173	38,931	92.3%
Reorganization items, net	—	—	496,368	496,368	(496,368)	(100.0)%
Interest expense	(21,191)	(6,176)	(132)	(6,308)	(14,883)	N/A
Interest income	8	4	21	25	(17)	(68.0)%
Other (expense) income, net	(34)	20	(276)	(256)	222	(86.7)%
Income before income taxes	59,887	7,586	524,416	532,002	(472,115)	(88.7)%
Income tax (expense) benefit	(17,026)	(2,606)	176,741	174,135	(191,161)	(109.8)%
Net income	$42,861	$4,980	$701,157	$706,137	$(663,276)	(93.9)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$61,819	$26,115	$40,241	$66,356	$(4,537)	(6.8)%

	Successor Company		Predecessor Company	Non-GAAP
	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Six Months Ended June 30, 2018	2019 vs 2018 Change
					$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$547,169	$95,004	$453,924	$548,928	$(1,759)	(0.3)%
Content costs	197,596	28,970	163,885	192,855	4,741	2.5%
Selling, general and administrative expenses	229,320	37,434	195,278	232,712	(3,392)	(1.5)%
Depreciation and amortization	28,135	4,379	22,046	26,425	1,710	6.5%
Local marketing agreement fees	1,481	358	1,809	2,167	(686)	(31.7)%
Corporate expenses (including stock-based compensation expense and restructuring costs)	35,192	10,125	17,169	27,294	7,898	28.9%
(Gain) loss on sale or disposal of assets or stations	(47,724)	—	158	158	(47,882)	N/A
Operating income	103,169	13,738	53,579	67,317	35,852	53.3%
Reorganization items, net	—	—	466,201	466,201	(466,201)	N/A
Interest expense	(43,347)	(6,176)	(260)	(6,436)	(36,911)	573.5%
Interest income	12	4	50	54	(42)	(77.8)%
Gain on early extinguishment of debt	381	—	—	—	381	N/A
Other (expense) income, net	(62)	20	(273)	(253)	191	(75.5)%
Income before income taxes	60,153	7,586	519,297	526,883	(466,730)	(88.6)%
Income tax (expense) benefit	(16,841)	(2,606)	176,859	174,253	(191,094)	(109.7)%
Net income	$43,312	$4,980	$696,156	$701,136	$(657,824)	(93.8)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$103,623	$26,115	$80,512	$106,627	$(3,004)	(2.8)%

Successor Company Three Months Ended June 30, 2019 compared to the Combined 2018 Second Quarter Predecessor Period and Successor Period.
Net Revenue

Net revenue for the Successor Company three months ended June 30, 2019 compared to net revenue for the Combined 2018 Second Quarter Predecessor Period and Successor Period decreased primarily as a result of a decrease in local broadcast advertising revenue in our radio markets and lost revenue associated with the station dispositions that occurred during the Successor Company three months ended June 30, 2019, partially offset by increases in national broadcast advertising revenue and digital revenue.

Content Costs

Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the Successor Company three months ended June 30, 2019 compared to content costs for the Combined 2018 Second Quarter Predecessor Period and Successor Period increased primarily as a result of higher digital costs associated with higher digital revenue during the comparative periods. The increase in digital costs was partially offset by a decrease in employee costs and the impact of the station dispositions that occurred during the Successor Company three months ended June 30, 2019.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the Successor Company three months ended June 30, 2019 compared to Selling, general and administrative expenses for the Combined 2018 Second Quarter Predecessor Period and Successor Period decreased primarily as a result of a decrease in bad debt expense. During the Combined 2018 Second Quarter Predecessor Period and Successor Period the Company recognized a $4.1 million bad debt expense related to receivables from United States Traffic Networks (“USTN”).
Depreciation and Amortization
Depreciation and amortization for the Successor Company three months ended June 30, 2019 is not comparable to that of the Combined 2018 Second Quarter Predecessor Period and Successor Period. During the Successor Company three months ended June 30, 2019, depreciation and amortization expense decreased because of our application of fresh start accounting in June 2018 where our fixed assets and intangible assets were adjusted to fair value, resulting in higher asset values.
Local Marketing Agreement Fees

Local marketing agreements ("LMA") are those agreements under which we program a radio station on behalf of another party. LMA fees for the Successor Company three months ended June 30, 2019 compared to LMA fees for the Combined 2018 Second Quarter Predecessor Period and Successor Period decreased because the Company and Merlin Media, LLC (“Merlin”) amended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (“WLUP”) on March 9, 2018 and on June 15, 2018, the Company purchased the other station (“WKQX”).

Corporate Expenses, Including Stock-based Compensation Expense and Restructuring Costs

Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the Successor Company three months ended June 30, 2019 compared to Corporate expenses for the Combined 2018 Second Quarter Predecessor Period and Successor Period increased primarily as a result of higher restructuring costs incurred related to our station disposal and swap transactions.
(Gain) Loss on Sale or Disposal of Assets or Stations

The Gain on sale or disposal of assets or stations for the Successor Company three months ended June 30, 2019 of $47.8 million included a $47.6 million gain on the EMF Sale. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Acquisitions and Dispositions", for further discussion of the EMF Sale.

Interest Expense
Total interest expense for the Successor Company three months ended June 30, 2019 is not comparable to that of the Combined 2018 Second Quarter Predecessor Period and Successor Period as we did not pay certain interest expenses during the 2018 Second Quarter Predecessor Period. During the 2018 Second Quarter Predecessor Period we made adequate protection payments on the Predecessor Term Loan in lieu of interest payments. In accordance with ASC 852, we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. Also, we did not make any interest payments on the 7.75% Senior Notes during the 2018 Second Quarter Predecessor Period.

The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP
	Three Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Combined Period Three Months Ended June 30, 2018	$ Change
Bank borrowings – Term Loan	$20,365	$6,112	$—	$6,112	$14,253
6.75% Senior Notes	469	—	—	—	469
Other, including debt issue cost amortization	357	64	132	196	161
Interest expense	$21,191	$6,176	$132	$6,308	$14,883

Income Tax Expense
For the Successor Company three months ended June 30, 2019 we recorded income tax expense of $17.0 million on pre-tax book income of $59.9 million, resulting in an effective tax rate for the Successor Company three months ended June 30, 2019 of approximately 28.3%. For the Successor Period, the Company recorded income tax expense of $2.6 million on pre-tax book income of $7.6 million, resulting in an effective tax rate for the Successor Period of approximately 34.4%. For the 2018 Second Quarter Predecessor Period, the Company recorded income tax benefit of $176.7 million on pre-tax book income of $524.4 million, resulting in an effective tax rate for the 2018 Second Quarter Predecessor Period of approximately (33.7)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company three months ended June 30, 2019 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Period was attributable to state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the 2018 Second Quarter Predecessor Period primarily related to the income tax exclusion of cancellation of indebtedness income, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses, and changes to the valuation allowance.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2019, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Company three months ended June 30, 2019 compared to the Combined 2018 Second Quarter Predecessor Period and Successor Period decreased. For a discussion of Adjusted EBITDA by segment and a comparison by segment, see the discussion under "Segment Results of Operations."

Successor Company Six Months Ended June 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period.
Net Revenue

Net revenue for the Successor Company six months ended June 30, 2019 compared to net revenue for the Combined 2018 Predecessor Period and Successor Period decreased primarily as a result of a decrease in local broadcast advertising revenue in our radio markets and lost revenue associated with the station dispositions that occurred during the six months ended June 30, 2019, partially offset by increases in national broadcast advertising revenue and digital revenue.

Content Costs

Content costs for the Successor Company six months ended June 30, 2019 compared to content for the Combined 2018 Predecessor Period and Successor Period increased primarily as a result of higher digital costs associated with higher digital revenue during the comparative periods. The increase in digital costs was partially offset a decrease in employee costs and the impact of the station dispositions that occurred during the three months ended June 30, 2019.
Selling, General & Administrative Expenses
Selling, general and administrative expenses for the Successor Company six months ended June 30, 2019 compared to Selling, general and administrative expenses for the Combined 2018 Predecessor Period and Successor Period decreased primarily as a result of a decrease in bad debt expense partially offset by an increase in commissions expense attributable to the implementation of the ASC 606 - Revenue from Contracts with Customers in the Combined 2018 Predecessor Period and Successor Period. During the Combined 2018 Predecessor Period and Successor Period the Company recognized a $4.1 million bad debt expense related to receivables from USTN.
Depreciation and Amortization
Depreciation and amortization for the Successor Company six months ended June 30, 2019 is not comparable to that of the Combined 2018 Predecessor Period and Successor Period. During the Successor Company six months ended June 30, 2019, depreciation and amortization expense increased because of our application of fresh start accounting in June 2018 where our fixed assets and intangible assets were adjusted to fair value, resulting in higher asset values.
Local Marketing Agreement Fees

LMA fees for the Successor Company six months ended June 30, 2019 compared to LMA fees for the Combined 2018 Predecessor Period and Successor Period decreased because the Company and Merlin Media, LLC (“Merlin”) amended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (“WLUP”) on March 9, 2018 and on June 15, 2018, the Company purchased the other station (“WKQX”).
Corporate Expenses, Including Stock-based Compensation Expense and Restructuring Costs

Corporate expenses for the Successor Company six months ended June 30, 2019 compared to Corporate expenses for the Combined 2018 Predecessor Period and Successor Period increased primarily as a result of higher restructuring costs incurred related to our station disposal and swap transactions partially offset by a decrease in professional fees and corporate employee costs.
(Gain) Loss on Sale or Disposal of Assets or Stations

The Gain on sale or disposal of assets or stations for the Successor Company six months ended June 30, 2019 of $47.7 million included a $47.6 million gain on the EMF Sale. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Acquisitions and Dispositions", for further discussion of the EMF Sale.

Interest Expense
Total interest expense for the Successor Company six months ended June 30, 2019 is not comparable to that of the 2018 Predecessor Period and Successor Period as we did not pay certain interest expenses during the 2018 Predecessor Period. During the 2018 Predecessor Period we made adequate protection payments on the Predecessor Term Loan in lieu of interest payments. In accordance with ASC 852, we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. Also, we did not make any interest payments on the 7.75% Senior Notes during the 2018 Predecessor Period.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP
	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Six Months Ended June 30, 2018	$ Change
Bank borrowings – Term Loan	$42,083	$6,112	$—	$6,112	$35,971
6.75% Senior Notes	469	—	—	—	469
Other, including debt issue cost amortization	795	64	260	324	471
Interest expense	$43,347	$6,176	$260	$6,436	$36,911

Income Tax Expense
For the Successor Company six months ended June 30, 2019 we recorded income tax expense of $16.8 million on pre-tax book income of $60.2 million, resulting in an effective tax rate for the Successor Company six months ended June 30, 2019 of approximately 27.9%. For the Successor Period, the Company recorded income tax expense of $2.6 million on pre-tax book income of $7.6 million, resulting in an effective tax rate for the Successor Period of approximately 34.4%. For the 2018 Predecessor Period, the Company recorded an income tax benefit of $176.9 million on pre-tax book income of $519.3 million, resulting in an effective tax rate for the 2018 Predecessor Period of approximately (34.1%).
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company six months ended June 30, 2019 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Period was attributable to state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the 2018 Predecessor Period primarily related to the income tax exclusion of cancellation of indebtedness income, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses, and changes to the valuation allowance.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Company six months ended June 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period decreased. For a discussion of Adjusted EBITDA by segment and a comparison by segment, see the discussion under "Segment Results of Operations."

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP
	Three Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from April 1, 2018 through June 3, 2018	Combined Period Three Months Ended June 30, 2018
GAAP net income	$42,861	$4,980	$701,157	$706,137
Income tax expense (benefit)	17,026	2,606	(176,741)	(174,135)
Non-operating expenses, including net interest expense	21,217	6,152	387	6,539
Local marketing agreement fees	438	358	702	1,060
Depreciation and amortization	13,545	4,379	10,065	14,444
Stock-based compensation expense	1,106	652	65	717
(Gain) loss on sale of assets or stations	(47,750)	—	147	147
Reorganization items, net	—	—	(496,368)	(496,368)
Restructuring costs	13,024	6,941	734	7,675
Franchise and state taxes	352	47	93	140
Adjusted EBITDA	$61,819	$26,115	$40,241	$66,356

	Successor Company		Predecessor Company	Non-GAAP
	Six Months Ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Six Months Ended June 30, 2018
GAAP net income	$43,312	$4,980	$696,156	$701,136
Income tax expense (benefit)	16,841	2,606	(176,859)	(174,253)
Non-operating expenses, including net interest expense	43,397	6,152	483	6,635
Local marketing agreement fees	1,481	358	1,809	2,167
Depreciation and amortization	28,135	4,379	22,046	26,425
Stock-based compensation expense	2,314	652	231	883
(Gain) loss on sale of assets or stations	(47,724)	—	158	158
Gain on early extinguishment of debt	(381)	—	—	—
Reorganization items, net	—	—	(466,201)	(466,201)
Restructuring costs	15,801	6,941	2,455	9,396
Franchise and state taxes	447	47	$234	$281
Adjusted EBITDA	$103,623	$26,115	$80,512	$106,627

Segment Results of Operations
The Company’s financial data by segment is presented in the tables below:

	Three Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$193,162	$85,764	$747	$279,673
% of total revenue	69.1%	30.6%	0.3%	100.0%
$ change from three months ended June 30, 2018	$(10,288)	$4,484	$228	$(5,576)
% change from three months ended June 30, 2018	(5.1)%	5.5%	43.9%	(2.0)%

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004
% of total revenue	72.0%	27.7%	0.3%	100.0%

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$135,093	$54,924	$228	$190,245
% of total revenue	71.0%	28.9%	0.1%	100.0%

	Three Months Ended June 30, 2018 (Non-GAAP Combined Predecessor and Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$203,450	$81,280	$519	$285,249
% of total revenue	71.3%	28.5%	0.2%	100.0%
Net revenue for the Successor Company three months ended June 30, 2019 compared to the Combined 2018 Second Quarter Predecessor Period and Successor Period decreased primarily as a result of a decline in revenue at the Cumulus Radio Station Group partially offset by an increase in revenue at Westwood One. Corporate and Other revenue was essentially flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by a decrease in local advertising revenue and lost revenue associated with the station dispositions that occurred during the Successor Company three months ended June 30, 2019. The increase in revenue at Westwood One was primarily driven by an increase in broadcast and digital revenue.

	Three Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$52,222	$17,866	$(8,269)	$61,819
$ change from three months June 30, 2018	$(8,462)	$3,622	$303	$(4,537)
% change from three months June 30, 2018	(13.9)%	25.4%	3.5%	(6.8)%

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$39,824	$6,554	$(6,137)	$40,241

	Three Months Ended June 30, 2018 (Non-GAAP Combined Predecessor and Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$60,684	$14,244	$(8,572)	$66,356
Adjusted EBITDA for the Successor Company three months ended June 30, 2019 compared to the Combined 2018 Second Quarter Predecessor Period and Successor Period decreased because Adjusted EBITDA decreased at the Cumulus Radio Station Group partially offset by increases at the Westwood One and Corporate and Other segments, respectively. Adjusted EBITDA at the Cumulus Radio Station Group decreased primarily as a result of the decrease in revenue described above. Adjusted EBITDA at Westwood One and Corporate and Other increased primarily as a result of higher revenue and lower bad debt expense, partially offset by the impact of the station dispositions at Westwood One and lower expenses at Corporate and Other. Adjusted EBITDA at Westwood One in the Combined 2018 Second Quarter Predecessor Period and Successor Period included $4.8 million in bad debt expense and lost revenue related to USTN.

	Six Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$359,703	$186,123	$1,343	$547,169
% of total revenue	65.7%	34.0%	0.3%	100.0%
$ change from six months ended June 30, 2018	$(11,971)	$10,052	$160	$(1,759)
% change from six months ended June 30, 2018	(3.2)%	5.7%	13.5%	(0.3)%

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$68,357	$26,356	$291	$95,004
% of total revenue	72.0%	27.7%	0.3%	100.0%

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$303,317	$149,715	$892	$453,924
% of total revenue	66.8%	33.0%	0.2%	100.0%

	Six Months Ended June 30, 2018 (Non-GAAP Combined Predecessor and Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Net revenue	$371,674	$176,071	$1,183	$548,928
% of total revenue	67.7%	32.1%	0.2%	100.0%
Net revenue for the Successor Company six months ended June 30, 2019 compared to the 2018 Predecessor Period and Successor Period decreased primarily as a result of a decline in revenue at the Cumulus Radio Station Group partially offset by an increase in revenue at Westwood One. Corporate and Other revenue was essentially flat. The decrease in revenue at the Cumulus Radio Station Group was primarily driven by a decrease in local advertising revenue and lost revenue associated with the station dispositions that occurred during the three months ended June 30, 2019 partially offset by increases in national and digital revenue. The increase in revenue at Westwood One was primarily driven by an increase in broadcast and digital revenue.

	Six Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$86,613	$33,816	$(16,806)	$103,623
$ change from six months June 30, 2018	$(10,256)	$6,916	$336	$(3,004)
% change from six months June 30, 2018	(10.6)%	25.7%	2.0%	(2.8)%

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$76,009	$19,210	$(14,707)	$80,512

	Six Months Ended June 30, 2018 (Non-GAAP Combined Predecessor and Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
Adjusted EBITDA	$96,869	$26,900	$(17,142)	$106,627
Adjusted EBITDA for the Successor Company six months ended June 30, 2019 compared to the 2018 Predecessor Period and Successor Period decreased because Adjusted EBITDA decreased at the Cumulus Radio Station Group partially offset by increases at the Westwood One and Corporate and Other segments, respectively. Adjusted EBITDA at the Cumulus Radio Station Group decreased primarily as a result of the decrease in revenue described above. Adjusted EBITDA at Westwood One and Corporate and Other increased primarily as a result of higher revenue and lower bad debt expense, partially offset by the impact of the station dispositions at Westwood One and lower expenses at Corporate and Other. Adjusted EBITDA at Westwood One in the 2018 Predecessor Period and Successor Period included $4.8 million in bad debt expense and lost revenue related to USTN.

The following tables reconcile segment net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to segment Adjusted EBITDA for the periods presented herein (dollars in thousands):

	Three Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$92,974	$11,610	$(61,723)	$42,861
Income tax expense	—	—	17,026	17,026
Non-operating expense, including net interest expense	79	122	21,016	21,217
Local marketing agreement fees	438	—	—	438
Depreciation and amortization	6,414	5,968	1,163	13,545
Stock-based compensation expense	—	—	1,106	1,106
(Gain) loss on sale or disposal of assets or stations	(47,780)	—	30	(47,750)
Restructuring costs	97	166	12,761	13,024
Franchise and state taxes	—	—	352	352
Adjusted EBITDA	$52,222	$17,866	$(8,269)	$61,819

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$18,327	$5,796	$(19,143)	$4,980
Income tax expense	—	—	2,606	2,606
Non-operating (income) expense, including net interest (income) expense	(4)	47	6,109	6,152
Local marketing agreement fees	358	—	—	358
Depreciation and amortization	2,179	1,949	251	4,379
Stock-based compensation expense	—	—	652	652
Restructuring costs	—	(102)	7,043	6,941
Franchise and state taxes	—	—	47	47
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from April 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(506,774)	$253,619	$954,312	$701,157
Income tax benefit	—	—	(176,741)	(176,741)
Non-operating (income) expense, including net interest (income) expense	(1)	77	311	387
Local marketing agreement fees	702	—	—	702
Depreciation and amortization	4,111	4,488	1,466	10,065
Stock-based compensation expense	—	—	65	65
Loss on sale or disposal of assets or stations	3	—	144	147
Reorganization items, net	541,903	(251,669)	(786,602)	(496,368)
Restructuring costs	(120)	39	815	734
Franchise and state taxes	—	—	93	93
Adjusted EBITDA	$39,824	$6,554	$(6,137)	$40,241

	Six Months Ended June 30, 2019 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$118,817	$21,173	$(96,678)	$43,312
Income tax expense	—	—	16,841	16,841
Non-operating expense, including net interest expense	265	264	42,868	43,397
Local marketing agreement fees	1,481	—	—	1,481
Depreciation and amortization	13,719	12,163	2,253	28,135
Stock-based compensation expense	—	—	2,314	2,314
(Gain) loss on sale or disposal of assets or stations	(47,766)	—	42	(47,724)
Gain on early extinguishment of debt	—	—	(381)	(381)
Restructuring costs	97	216	15,488	15,801
Franchise and state taxes	—	—	447	447
Adjusted EBITDA	$86,613	$33,816	$(16,806)	$103,623

	Period from June 4, 2018 through June 30, 2018 (Successor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net income (loss)	$18,327	$5,796	$(19,143)	$4,980
Income tax expense	—	—	2,606	2,606
Non-operating (income) expense, including net interest (income) expense	(4)	47	6,109	6,152
Local marketing agreement fees	358	—	—	358
Depreciation and amortization	2,179	1,949	251	4,379
Stock-based compensation expense	—	—	652	652
Restructuring costs	—	(102)	7,043	6,941
Franchise and state taxes	—	—	47	47
Adjusted EBITDA	$20,860	$7,690	$(2,435)	$26,115

	Period from January 1, 2018 through June 3, 2018 (Predecessor Company)
	Cumulus Radio Station Group	Westwood One	Corporate and Other	Consolidated
GAAP net (loss) income	$(477,966)	$259,441	$914,681	$696,156
Income tax benefit	—	—	(176,859)	(176,859)
Non-operating (income) expense, including net interest (income) expense	(2)	204	281	483
Local marketing agreement fees	1,809	—	—	1,809
Depreciation and amortization	10,251	9,965	1,830	22,046
Stock-based compensation expense	—	—	231	231
Loss on sale or disposal of assets or stations	14	—	144	158
Reorganization items, net	541,903	(251,487)	(756,617)	(466,201)
Restructuring costs	—	1,087	1,368	2,455
Franchise and state taxes	—	—	234	234
Adjusted EBITDA	$76,009	$19,210	$(14,707)	$80,512

Liquidity and Capital Resources

As of June 30, 2019, we had $23.0 million of cash and cash equivalents including restricted cash. The Successor Company generated cash from operating activities of $49.0 million for the six months ended June 30, 2019, and used cash of $1.7 million for the period from June 4, 2018 through June 30, 2018. The Predecessor Company generated cash from operating activities of $29.1 million, for the period from January 1, 2018 through June 3, 2018. Since our emergence from Chapter 11, we have reduced the total principal of our long-term debt from $1,300 million at emergence to $1,104 million at June 30, 2019.

Historically, our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In certain periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of continuing market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

Credit Agreement

On the Effective Date we entered into the Credit Agreement. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided us with a $1.3 billion senior secured Term Loan. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Long-Term Debt," for further discussion of our Credit Agreement.

Revolving Credit Agreement

On August 17, 2018, we entered into a $50.0 million Revolving Credit Facility pursuant to a Revolving Credit Agreement. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Long-Term Debt," for further discussion of our Revolving Credit Agreement.

6.75% Senior Notes

On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.

Cash Flows Provided by (Used In) Operating Activities

	Successor Company		Predecessor Company
	Six months ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Non-GAAP Combined Period Six Months Ended June 30, 2018
(Dollars in thousands)
Net cash provided by (used in) operating activities	$48,954	$(1,712)	$29,132	$27,420

Net cash provided by operating activities for the Successor Company six months ended June 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period increased primarily because of an increase in cash collections and the timing of payments of accounts payable and accrued expenses.
Cash Flows Provided by (Used in) Investing Activities

	Successor Company		Predecessor Company
	Six months ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Non-GAAP Combined Period Six Months Ended June 30, 2018
(Dollars in thousands)
Net cash provided by (used in) investing activities	$92,804	(19,969)	$(14,019)	$(33,988)
Net cash provided by investing activities for the Successor Company six months ended June 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period increased primarily because of proceeds received from the EMF Sale. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Acquisitions and Dispositions," for further discussion of the EMF Sale.

Cash Flows Used in Financing Activities

	Successor Company		Predecessor Company
	Six months ended June 30, 2019	Period from June 4, 2018 through June 30, 2018	Period from January 1, 2018 through June 3, 2018	Non-GAAP Combined Period Six Months Ended June 30, 2018
(Dollars in thousands)
Net cash used in financing activities	$(148,830)	$—	$(38,652)	$(38,652)
For the Successor Company six months ended June 30, 2019 net cash used in financing activities included $500 million in proceeds received from the issuance of the 6.75% Senior Notes. The proceeds from the issuance of the 6.75% Senior Notes, combined with the proceeds from the EMF Sale and cash generated from operations, were used to repay $639.2 million of debt under the Term Loan.

During the Combined 2018 Predecessor Period and Successor Period the Company made $37.8 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments, which was recorded as a reduction to the principal balance of the Predecessor Term Loan. We also incurred approximately $0.9 million in deferred financing costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2019, $603.7 million of our long-term debt bore interest at a variable rate. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at June 30, 2019 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and pre-tax net income would decrease (increase) by $6.0 million.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

4.1
Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc's current report on Form 8-K filed with the SEC on June 26, 2019.

4.2	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

August 8, 2019	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer