Form 10-Q
period 2019-09-30
CUMULUS MEDIA INC
filed 2019-11-12
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of November 5, 2019, the registrant had 17,556,811 outstanding shares of common stock consisting of: (i) 15,561,739 shares of Class A common stock; (ii) 1,995,072 shares of Class B common stock in addition to 2,224,492 Series 1 warrants and 304,829 Series 2 warrants.

CUMULUS MEDIA INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
Condensed Consolidated Statements of Operations For the Three Months Ended September 30, 2019 (Successor Company), and September 30, 2018 (Successor Company)	4
Condensed Consolidated Statements of Operations For the Nine Months Ended September 30, 2019 (Successor Company), Period from June 4, 2018 through September 30, 2018 (Successor Company), and Period from January 1, 2018 through June 3, 2018 (Predecessor Company)	4
Condensed Consolidated Statement of Stockholders’ Equity For Periods December 31, 2018 through March 31, 2019, March 31, 2019 through June 30, 2019, and June 30, 2019 through September 30, 2019 (Successor Company)	6
Condensed Consolidated Statement of Stockholders’ Equity For Periods December 31, 2017 (Predecessor Company) through March 31, 2018 (Predecessor Company), March 31, 2018 (Predecessor Company) through June 3, 2018 (Predecessor Company), June 4, 2018 (Successor Company) through June 30, 2018 (Successor Company), and June 30, 2018 (Successor Company) through September 30, 2018 (Successor Company)	6
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2019 (Successor Company), and Periods From June 4, 2018 through September 30, 2018 (Successor Company) and January 1, 2018 through June 3, 2018 (Predecessor Company)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37
Item 4. Controls and Procedures	37
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	38
Item 6. Exhibits	38
Signatures	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor Company
in thousands (except share and per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$7,751	$27,584
Restricted cash	1,392	2,454
Accounts receivable, less allowance for doubtful accounts of $4,671 and $5,483 at September 30, 2019 and December 31, 2018, respectively	241,946	250,111
Trade receivable	4,246	3,390
Assets held for sale	88,165	80,000
Prepaid expenses and other current assets	33,585	31,452
Total current assets	377,085	394,991
Property and equipment, net	228,182	235,898
Operating lease right-of-use assets	148,321	—
Broadcast licenses	847,016	935,652
Other intangible assets, net	169,329	193,535
Other assets	12,127	15,076
Total assets	$1,782,060	$1,775,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$115,936	$101,320
Current portion of operating lease liabilities	35,371	—
Trade payable	2,750	2,578
Current portion of term loan due 2022	—	13,000
Current portion of term loan due 2026	5,250	—
Total current liabilities	159,307	116,898
Term loan due 2022	—	1,230,299
Term loan due 2026, net of debt issuance costs of $5,126	514,624	—
6.75% senior notes, net of debt issuance costs of $7,109	492,891	—
Operating lease liabilities	114,591	—
Other liabilities	25,791	25,742
Deferred income taxes	22,742	12,384
Total liabilities	1,329,946	1,385,323
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 15,551,068 and 12,995,080 shares issued; 15,483,235 and 12,995,080 shares outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,048,108 and 3,560,604 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Treasury stock, at cost, 67,833 shares at September 30, 2019	(1,156)	—
Additional paid-in-capital	332,210	328,404
Retained earnings	121,060	61,425
Total stockholders’ equity	452,114	389,829
Total liabilities and stockholders’ equity	$1,782,060	$1,775,152
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor Company
in thousands (except share and per share data)	Three Months Ended September 30,	Three Months Ended September 30,
	2019	2018
Net revenue	$280,808	$282,254
Operating expenses:
Content costs	98,335	98,494
Selling, general and administrative expenses	115,289	114,345
Depreciation and amortization	11,885	14,142
Local marketing agreement fees	902	1,006
Corporate expenses (including stock-based compensation expense of $1,492, and $1,131, respectively, and restructuring costs of $1,764 and $2,738 respectively)	11,905	10,878
(Gain) loss on sale or disposal of assets or stations	(8,188)	34
Impairment of assets held for sale	5,000	—
Total operating expenses	235,128	238,899
Operating income	45,680	43,355
Non-operating (expense) income:
Interest expense	(22,754)	(22,403)
Interest income	9	16
Other income (expense), net	18	(3,177)
Total non-operating expense, net	(22,727)	(25,564)
Income before income tax expense	22,953	17,791
Income tax expense	(6,630)	(5,078)
Net income	$16,323	$12,713
Basic and diluted earnings per common share (see Note 12, “Earnings Per Share”):
Basic: Earnings per share	$0.81	$0.64
Diluted: Earnings per share	$0.81	$0.63
Weighted average basic common shares outstanding	20,164,876	20,004,736
Weighted average diluted common shares outstanding	20,216,314	20,069,587

	Successor Company		Predecessor Company
in thousands (except share and per share data)	Nine Months Ended September 30,	Period from June 4 through September 30,	Period from January 1 through June 3,
	2019	2018	2018
Net revenue	$827,977	$377,258	$453,924
Operating expenses:
Content costs	295,931	127,464	163,885
Selling, general and administrative expenses	344,609	151,779	195,278
Depreciation and amortization	40,020	18,521	22,046
Local marketing agreement fees	2,383	1,364	1,809
Corporate expenses (including stock-based compensation expense of $3,806, $1,783 and $231, respectively and restructuring costs of $17,565, $9,679 and $2,455 respectively)	47,097	21,003	17,169
(Gain) loss on sale or disposal of assets or stations	(55,912)	34	158
Impairment of assets held for sale	5,000	—	—
Total operating expenses	679,128	320,165	400,345
Operating income	148,849	57,093	53,579
Non-operating (expense) income:
Reorganization items, net	—	—	466,201
Interest expense	(66,101)	(28,579)	(260)
Interest income	21	20	50
Gain on early extinguishment of debt	381	—	—
Other expense, net	(44)	(3,157)	(273)
Total non-operating (expense) income, net	(65,743)	(31,716)	465,718
Income before income tax (expense) benefit	83,106	25,377	519,297
Income tax (expense) benefit	(23,471)	(7,684)	176,859
Net income	$59,635	$17,693	$696,156
Basic and diluted earnings per common share (see Note 12, “Earnings Per Share”):
Basic: Earnings per share	$2.96	$0.88	$23.73
Diluted: Earnings per share	$2.95	$0.88	$23.73
Weighted average basic common shares outstanding	20,115,868	20,009,463	29,338,329
Weighted average diluted common shares outstanding	20,249,682	20,051,796	29,338,329

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For Periods December 31, 2018 through March 31, 2019, March 31, 2019 through June 30, 2019, and June 30, 2019 through September 30, 2019 (Successor Company)
dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018 (Successor)	12,995,080	$—	3,560,604	$—	—		$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—		—	—	451	451
Shares returned in lieu of tax payments	—	—	—	—	34,704		(633)	—	—	(633)
Conversion of Class B common stock	751,633	—	(751,633)	—	—		—	—	—	—
Exercise of warrants	177,186	—	—	—	—		—	—	—	—
Issuance of common stock	68,246	—	3,035	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,208	—	1,208
Balance at March 31, 2019 (Successor)	13,992,145	$—	2,812,006	$—	34,704		$(633)	$329,612	$61,876	$390,855
Net income	—	—	—	—	—		—	—	42,861	42,861
Shares returned in lieu of tax payments	—	—	—	—	33,129		(523)	—	—	(523)
Conversion of Class B common stock	115,153	—	(115,153)	—	—	—	—	—	—	—
Exercise of warrants	170,659	—	—	—	—		—	—	—	—
Issuance of common stock	50,581	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	1,106	—	1,106
Balance at June 30, 2019 (Successor)	14,328,538	$—	2,696,853	$—	67,833		$(1,156)	$330,718	$104,737	$434,299
Net income	—	—	—	—	—		—	—	16,323	16,323
Shares returned in lieu of tax payments	—	—	—	—	—		—	—	—	—
Conversion of Class B common stock	648,745	—	(648,745)	—	—		—	—	—	—
Exercise of warrants	494,929	—	—	—	—		—	—	—	—
Issuance of common stock	11,023	—	—	—	—		—	—	—	$—
Stock based compensation expense	—	—	—	—	—		—	1,492	—	1,492
Balance at September 30, 2019 (Successor)	15,483,235	$—	2,048,108	$—	67,833		$(1,156)	$332,210	$121,060	$452,114

See accompanying notes to the unaudited condensed consolidated financial statements.

For Periods December 31, 2017 (Predecessor Company) through March 31, 2018 (Predecessor Company), March 31, 2018 (Predecessor Company) through June 3, 2018 (Predecessor Company), June 4, 2018 (Successor Company) through June 30, 2018 (Successor Company), and June 30, 2018 (Successor Company)
through September 30, 2018 (Successor Company)

dollars in thousands	Class A Common Stock		Class B Common Stock		Class C Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—	—		—	—	—	—	—	(5,001)	(5,001)
Stock-based compensation expense	—	—	—		—	—	—	—	166	—	166
Balance at March 31, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,594	$(2,098,555)	$(700,950)
Net loss	—	—	—	—	—	—	—	—	—	(38,999)	(38,999)
Other	—	—	—	—	—	—	—	—	247	—	247
Stock-based compensation expense	—	—	—	—	—	—	—	—	65	—	65
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1	2,806,187	$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	$(320)	—	$—	(80,609)	$(1)	(2,806,187)	$229,310	$(1,626,906)	$—	$(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—	—	—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—	—	—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—	—	—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—	—	$—	$325,000	$—	$325,000
Net income	—	—	—	—	—	—	—	—	—	4,980	$4,980
Stock-based compensation expense	—	—	—	—	—	—	—	—	652	—	652
Conversion of Class B common stock	1,344,184	—	(1,344,184)	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	34,964	—	—	—	—	—	—	—	—
Balance at June 30, 2018 (Successor)	12,396,395	$—	3,908,989	$—	—	$—	—	$—	$325,652	$4,980	$330,632
Net income	—	—	—	—	—	—	—	—	—	12,713	12,713
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,131	—	1,131
Conversion of Class B common stock	314,279	—	(314,279)	—	—	—	—	—	—	—	—
Exercise of warrants	163,023	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2018 (Successor)	12,873,697	$—	3,594,710	$—	—	$—	—	$—	$326,783	$17,693	$344,476

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor Company		Predecessor Company
dollars in thousands	Nine Months Ended September 30,	Period from June 4 through September 30,	Period from January 1 through June 3,
	2019	2018	2018
Cash flows from operating activities:
Net income	$59,635	$17,693	$696,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,020	18,521	22,046
Amortization of right of use assets	18,025	—	—
Amortization of debt issuance costs/discounts	435	22	—
Provision for doubtful accounts	2,687	2,009	5,993
(Gain) loss on sale or disposal of assets or stations	(55,912)	34	158
Non-cash reorganization items, net	—	—	(523,651)
Gain on early extinguishment of debt	(381)	—	—
Impairment of assets held for sale	5,000	—	—
Impairment charges - Next Radio investment	—	3,170	—
Deferred income taxes	10,358	6,823	(179,455)
Stock-based compensation expense	3,806	1,783	231
Changes in assets and liabilities:
Accounts receivable	5,477	(22,294)	12,697
Trade receivable	(1,361)	756	(997)
Prepaid expenses and other current assets	(2,476)	(10,635)	(5,831)
Operating leases	4,329	—	—
Assets held for sale	29	—	—
Other assets	2,734	1,763	(436)
Accounts payable and accrued expenses	(8,045)	(17,534)	7,777
Trade payable	250	(235)	190
Other liabilities	(1,547)	575	(5,746)
Net cash provided by operating activities	83,063	2,451	29,132
Cash flows from investing activities:
Proceeds from sale of assets or stations	146,519	—	—
Acquisition		(18,000)	—
Capital expenditures	(17,399)	(7,866)	(14,019)
Net cash provided by (used in) investing activities	129,120	(25,866)	(14,019)
Cash flows from financing activities:
Adequate protection payments on term loan	—	—	(37,802)
Repayment of borrowings under term loan due 2022	(1,242,918)	(3,250)	—
Borrowings under term loan due 2026	525,000
Proceeds from issuance of 6.75% senior notes	500,000	—	—
Financing costs	(12,790)	—	(850)
Shares returned in lieu of tax payments	(1,156)	—	—
Repayments of financing lease obligations	(1,214)	—	—
Net cash used in financing activities	(233,078)	(3,250)	(38,652)
Decrease in cash and cash equivalents and restricted cash	(20,895)	(26,665)	(23,539)
Cash and cash equivalents and restricted cash at beginning of period	30,038	88,351	111,890
Cash and cash equivalents and restricted cash at end of period	$9,143	$61,686	$88,351
See accompanying notes to the unaudited condensed consolidated financial statements.

1. Nature of Business, Interim Financial Data and Basis of Presentation

Cumulus Media Inc. and its consolidated subsidiaries, except as the context may otherwise require, (“CUMULUS MEDIA,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that had been organized in 2002.
Nature of Business

CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 428 owned-and-operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, the Olympics, the American Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with local impact and national reach through on-air, digital, mobile, and voice-activated media solutions, as well as access to integrated digital marketing services, powerful influencers, and live event experiences.

Basis of Presentation
As previously disclosed, on November 29, 2017 (the “Petition Date”), CM Wind Down Topco Inc. (formerly known as Cumulus Media Inc.), a Delaware corporation (“Old Cumulus”) and certain of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the "Chapter 11 Cases") were jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381. On May 10, 2018, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Debtors’ First Amended Joint Chapter 11 Plan of Reorganization [Docket No. 769] (the “Confirmation Order”), which confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 446] (the “Plan”), as modified by the Confirmation Order. On June 4, 2018 (the “Effective Date”), Old Cumulus satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, the Plan was substantially consummated, and Old Cumulus and the other Debtors emerged from Chapter 11. On June 29, 2018, the Bankruptcy Court entered an order closing the Chapter 11 Cases of all the Debtors other than Old Cumulus, whose case will remain open until its estate has been fully administered including resolving outstanding claims and the Bankruptcy Court enters an order closing its case.
In connection with its emergence, Old Cumulus implemented a series of internal reorganization transactions authorized by the Plan pursuant to which it transferred substantially all its remaining assets to an indirectly wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc.), a Delaware corporation (“CUMULUS MEDIA” or the “Company”), prior to winding down its business. References to “Successor” or “Successor Company” relate to CUMULUS MEDIA on and subsequent to June 4, 2018. References to “Predecessor,” “Predecessor Company” or “Old Cumulus” refer to Cumulus Media Inc. prior to June 4, 2018.
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

Reporting Segment

The Company historically operated under two reportable segments - Cumulus Radio Station Group (“CRSG”) and Westwood One (“WWO”). As a result of changes to its organizational structure and approach to operating the business during the third quarter of 2019, the Company reassessed its reportable segments. Management considered factors including, but not limited to: (i) organizational structure and functional responsibilities of management; (ii) operational aspects including inventory optimization across all sales channels; and (iii) management incentive metrics. These factors impacted how the Chief Operating Decision Maker evaluates performance and how operating decisions are made, which are now performed at the consolidated level.

The Company concluded that we have one reportable segment and have presented the comparative periods on a consolidated basis to reflect the one reportable segment.

Interim Financial Data

In the opinion of management, the Company's unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity (deficit). During the three and nine months ended September 30, 2019 (Successor Company) and periods from January 1, 2018 through June 3, 2018 (Predecessor Company), and June 4, 2018 through September 30, 2018 (Successor Company) and the three month period ended September 30, 2018 (Successor Company), the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Assets Held for Sale

During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market ("DC Land") to a third party.
On September 18, 2019, the agreement was amended to, among other changes, adjust the purchase price to a total of $75.0 million. The Company recorded a $5.0 million impairment on the DC Land in the third quarter of 2019 to adjust the carrying value of this asset to fair value. The impairment is included in the Impairment of Assets Held for Sale financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019. The sale is subject to various conditions and approvals, including, without limitation, the receipt by the buyer of certain required permits and approvals for its expected use of the land. There can be no assurance that such sale will be completed at the agreed price or at all.
On June 27, 2019, the Company announced that it had entered into an agreement to sell WABC-AM in New York, NY to Red Apple Media, Inc. ("WABC Sale"). The closing of the WABC Sale is subject to various conditions which remain pending. The Company expects the WABC Sale to close within the next six months.
The major categories of these assets held for sale are as follows (dollars in thousands):

	September 30, 2019			December 31, 2018
	WABC Sale	DC Land	Total	DC Land
Property and equipment, net	$7,054	$75,000	82,054	$80,000
Broadcast licenses	5,738	—	5,738	—
Other intangibles, net	373	—	373	—
	$13,165	$75,000	$88,165	$80,000

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 (Successor Company) and Periods from January 1, 2018 through June 3, 2018 (Predecessor Company), and June 4, 2018 through September 30, 2018 (Successor Company):

	Successor Company		Predecessor Company
	Nine Months Ended September 30,	Period from June 4 through September 30,	Period from January 1 through June 3,
	2019	2018	2018
Supplemental disclosures of cash flow information:
Interest paid	$51,575	$27,524	$—
Income taxes paid	17,138	5,611	1,992
Supplemental disclosures of non-cash flow information:
Trade revenue	$33,388	$13,870	$18,973
Trade expense	31,614	13,891	17,964
Transfer of deposit from escrow - WKQX acquisition	—	4,750	—
Supplemental disclosures of non-cash reorganization items impact on changes in assets and liabilities:
Accounts receivable	$—	$—	$(11)
Prepaid expenses and other current assets	—	—	21,077
Property and equipment	—	—	(121,732)
Other intangible assets, goodwill and other assets	—	—	283,217
Accounts payable, accrued expenses and other liabilities	—	—	(36,415)
Cancellation of 7.75% Senior Notes	—	—	(610,000)
Cancellation of Predecessor Company Term Loan	—	—	(1,684,407)
Issuance of Successor Company Term Loan	—	—	1,300,000
Cancellation of Predecessor Company stockholders' equity	—	—	649,620
Issuance of Successor Company stockholders' equity	—	—	(325,000)
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$7,751	$53,978	$50,046
Restricted cash	1,392	7,708	38,305
Total cash and cash equivalents and restricted cash	$9,143	$61,686	$88,351

Adoption of New Accounting Standards

ASU 2016-02 - Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either financing or operating, thereby impacting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11 - Targeted Improvements ("ASU 2018-11"), which provide technical corrections and clarification to ASU 2016-02. ASU 2016-02 and amendments ASU 2018-10 and ASU 2018-11 became effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The standard requires the application of a modified retrospective approach by either applying the lease standard to each lease that existed at the beginning of the earliest comparative period presented in the financial statements, as well as leases that commenced after that date and recognizing a cumulative effect adjustment for leases that commenced prior to the beginning of the earliest comparative period presented, or applying the standard to the leases that commenced as of the beginning of the reporting period in which the entity first applies the leases standard with a cumulative effect adjustment as of that date. The Company adopted this standard on January 1, 2019 and elected the "package of practical expedients" and as a result did not recast existing leases prior to January 1, 2019. The new lease standard also provides as a practical expedient and an accounting policy election, the option to not separate non-lease components from the associated lease components and instead account for each separate lease component and its associated non-lease components as a single lease component. The Company elected this option both for leases under which it is the lessor and for leases under which it is the lessee.

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

3. Acquisitions and Dispositions
Entercom Asset Exchange
On May 9, 2019, the Company completed its previously announced swap agreement with Entercom ("Entercom Swap"). In connection with the agreement, the Company received WNTR-FM, WXNT- AM, and WZPL-FM in Indianapolis, IN and Entercom received WNSH-FM (New York, NY) and WMAS-FM and WHLL-AM (both in Springfield, MA).  During the third quarter of 2019, the Company completed the accounting for the Entercom Swap.

The table below summarizes the purchase price allocation for the Entercom Swap (dollars in thousands):

Assets Acquired
Broadcast licenses	$20,790
Property and equipment, net	1,711
Total assets acquired	$22,501
Assets Disposed
Broadcast licenses	$(23,565)
Property and equipment, net	(703)
Other intangibles	(395)
Total assets disposed	$(24,663)

As a result of changes during the measurement period to the valuation of the assets acquired, the Company recognized a loss on the exchange in the amount of $2.2 million as of September 30, 2019 which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company’s Condensed Consolidated statement of Operations for the three and nine month periods ended September 30, 2019.
Connoisseur Media Asset Exchange
On June 26, 2019, the Company completed its previously announced swap agreement with Connoisseur Media (the "Connoisseur Swap"). In connection with the agreement, the Company received WODE-FM, WWYY-FM, WEEX-AM and WTKZ-AM in and around Allentown, PA and Connoisseur Media received WEBE-FM in Westport, CT, and WICC-AM in Bridgeport, CT.
The carrying value of the assets transferred to Connoisseur Media as part of the Connoisseur Swap was approximately $3.7 million. The fair value of assets acquired in the Connoisseur Swap was approximately equal to the carrying value of the assets transferred. During the third quarter of 2019, the Company completed the accounting for the Connoisseur Swap. No gain or loss was recognized on the Connoisseur Swap for the three and nine month periods ended September 30, 2019.
Educational Media Foundation Sale
On May 31, 2019, the Company completed its previously announced sale of six radio stations, WYAY-FM (Atlanta, GA), WPLJ-FM (New York, NY), KFFG-FM (San Francisco, CA), WZAT-FM (Savannah, GA), WXTL-FM (Syracuse, NY), and WRQX-FM (Washington, DC) to Educational Media Foundation for $103.5 million in cash (the "EMF Sale"). The Company recorded a gain of $47.6 million on the sale which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the nine month period ended September 30, 2019.
Meruelo Media Sale
On July 15, 2019, the Company completed its previously announced sale of KLOS-FM in Los Angeles, CA to Meruelo Media for $43.0 million in cash (the "KLOS Sale"). Prior to the completion of the sale, Meruelo Media began programming KLOS-FM under a Local Marketing Agreement on April 16, 2019. The Company recorded a gain of $10.5 million on the sale which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019.

4. Revenues

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$276,230	$277,070
Non-advertising revenues (tower rental and other)	4,578	5,184
Total Revenue	$280,808	$282,254

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018
Advertising revenues (broadcast, digital, non-traditional revenue (“NTR”) and trade)	$813,066	$370,091	$445,019
Non-advertising revenues (tower rental and other)	14,911	7,167	8,905
Total Revenue	$827,977	$377,258	$453,924

Trade and Barter Transactions
The Company provides advertising time in exchange for goods or services such as products, supplies, or services. Trade revenue totaled $9.4 million and $33.4 million for the three and nine months ended September 30, 2019 (Successor Company). Trade revenue totaled $10.6 million, $13.9 million and $19.0 million for the three months ended September 30, 2018 (Successor Company), period from June 4, 2018 through September 30, 2018 (Successor Company), and January 1, 2018 through June 3, 2018 (Predecessor Company), respectively.

Contract Costs
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a client whose customer life covers a year or less, the Company uses the practical expedient that allows expensing commissions as they are incurred. For contracts where the new and renewal commission rates are commensurate, management uses the contract life for the amortization period. As such, the Company will continue to expense commissions as incurred for the revenue streams where the new and renewal commission rates are commensurate and the contract life is less than one year. These costs are recorded within Selling, general and administrative expenses. The Company does not apply the practical expedient option to new local revenue contracts, because the commission rates for new and renewal contracts is not commensurate and the customer life is typically in excess of one year. As of September 30, 2019, and December 31, 2018, the Company recorded assets of approximately $7.7 million and $6.5 million related to the unamortized portion of commission expense on new local revenue.

Remaining Performance Obligations
The Company has contracts with customers which the Company believes will produce revenue beyond one year. From these contracts, the Company estimates it will recognize approximately $11.8 million of revenue.

5. Restricted Cash
As of September 30, 2019, and December 31, 2018, the Condensed Consolidated Balance Sheets included approximately $1.4 million and $2.5 million in restricted cash, respectively. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.

6. Intangible Assets
The following table presents the Company's intangible assets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Balance as of December 31, 2018	$956,836	$172,351	$1,129,187
Assets held for sale (See Note 1)	(5,935)	(176)	(6,111)
Dispositions	(108,069)	(1,119)	(109,188)
Acquisitions (See Note 3)	24,111	—	24,111
Amortization	—	(19,720)	(19,720)
Other (a)	—	(1,934)	(1,934)
Balance as of September 30, 2019	$866,943	$149,402	$1,016,345

(a) Reclassification of leasehold intangibles to right of use assets related to the adoption of ASC 842.

The Company's indefinite-lived intangible assets consist of broadcasting licenses and trademarks, while the Company's definite-lived intangible assets consist of broadcast advertising and affiliate relationships.

The Company performs impairment testing of its broadcasting licenses annually as of December 31 of each year and on an interim basis if events or circumstances indicate that broadcasting licenses may be impaired. The Company reviews the carrying value of its other intangible assets, primarily trademarks, broadcast advertising and affiliate relationships for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three and nine months ended September 30, 2019.

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019	December 31, 2018
Term Loan due 2022	$—	$1,230,299
Plus: current portion of Term Loan due 2022	—	13,000
Less: unamortized debt issuance costs	—	—
Total Term Loan due 2022	—	1,243,299
Term Loan due 2026	$519,750	$—
Plus: current portion of Term Loan due 2026	5,250	—
Less: unamortized debt issuance costs	(5,126)	—
Total Term Loan due 2026	519,874	—
6.75% Senior Notes	500,000	—
Less: unamortized debt issuance costs	(7,109)	—
Total 6.75% Senior Notes	492,891	—
Long-term debt, net	$1,012,765	$1,243,299

Credit Agreement (Term Loan due 2022)

On the Effective Date pursuant to the terms of the Plan, Cumulus Media New Holdings Inc., a Delaware corporation (“Holdings”) and an indirectly wholly-owned subsidiary of the Company, and certain of the Company’s other subsidiaries, entered into the credit agreement with Wilmington Trust, National Association, as Administrative Agent and the other banks and financial institutions party thereto as Lenders (the "Credit Agreement"), which replaced the Amended and Restated Credit Agreement, dated as of December 23, 2013, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., as borrower, certain lenders, JPMorgan Chase Bank, N.A., as lender and Administrative Agent, Royal Bank of Canada and Macquarie Capital (USA) Inc., as co-syndication agents, and Credit Suisse AG, Cayman Islands Branch, Fifth Third Bank, Goldman Sachs Bank USA and ING Capital LLC, as co-documentation agents (the "Canceled Credit Agreement”), pursuant to which Old Cumulus had outstanding term loans in the amount of $1.7 billion (the “Predecessor Term Loan”). Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $1.3 billion senior secured Term Loan (the “Term Loan due 2022”).

On March 18, 2019, the Company purchased $25.4 million of face value of the Term Loan for $25.0 million, a discount to par value of 1.50%. On June 5, 2019, with the proceeds from the EMF Sale (see Note 3 - Acquisitions and Dispositions) and cash on hand, the Company made a $115.0 million voluntary prepayment at par on the Term Loan. On June 26, 2019, the Company used the net proceeds from the issuance of the 6.75% Senior Notes (see below) to make a $492.7 million voluntary prepayment at par on the Term Loan. On July 22, 2019, with the proceeds from the KLOS Sale (see Note 3 - Acquisitions and Dispositions) and cash on hand, the Company made a $50.0 million voluntary prepayment at par on the Term Loan due 2022. On September 26, 2019, the Company repaid $28.7 million via a voluntary prepayment at par in conjunction with the refinancing of the Credit Agreement (see below).

Refinanced Credit Agreement (Term Loan due 2026)

On September 26, 2019, the Company refinanced all of the remaining Term Loan due 2022 under the Credit Agreement (the “Refinanced Credit Agreement”), by and among Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders. Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the “Term Loan due 2026”)

Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. At September 30, 2019, the Term Loan due 2026 bore interest at a rate of 5.80% per annum.

Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. The maturity date of the Term Loan is March 26, 2026.

The Refinanced Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Refinanced Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Refinanced Credit Agreement). Upon the occurrence of an event of default, the Administrative Agent may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the Refinanced Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate.

The Refinanced Credit Agreement does not contain any financial maintenance covenants. The Refinanced Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility, subject to certain conditions (see below).

The borrowers may elect, at their option, to prepay amounts outstanding under the Refinanced Credit Agreement without premium or penalty. The borrowers may be required to make mandatory prepayments of the Term Loan due 2026 upon the occurrence of specified events as set forth in the Refinanced Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Refinanced Credit Agreement).

Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. (“Intermediate Holdings”), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the “Guarantors”)

and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.

The Refinanced Credit Agreement was evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition, to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment of the Term Loan due 2022. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. The exiting lenders who chose not to participate in the Term Loan due 2026 were determined to be accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the Term Loan due 2026 totaling $3.6 million for new lenders were capitalized and amortized over the term of the Term Loan due 2026. An additional $1.5 million of debt discount for the issuance of the Term Loan due 2026 were capitalized for continuing lenders deemed to be modified. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the Consolidated Statements of Cash Flows. Costs incurred with third-parties for the issuance of the Term Loan due 2026 of $3.5 million related to modification for continuing lenders were expensed and included in Interest Expense in Consolidated Statements of Operations.

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

The Revolving Credit Facility matures on August 17, 2023. Availability under the Revolving Credit Facility is generally determined by a borrowing base formula that includes 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria. Under the Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit.

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

The Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material Federal Communications Commission licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Revolving Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans then outstanding and exercise any of their rights under the Revolving Credit Agreement and the ancillary loan documents as a secured party.

The Revolving Credit Agreement does not contain any financial maintenance covenants with which the Company must comply. However, if average excess availability under the Revolving Credit Facility is less than the greater of (a) 12.50% of the total commitments thereunder or (b) $5.0 million, the Company must comply with a fixed charge coverage ratio of not less than 1.0:1.0.

Amounts outstanding under the Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Revolving Credit Agreement (the “Revolver Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement and Refinanced Credit Agreement as borrowers, and the Revolver Guarantors.

As of September 30, 2019, and December 31, 2018, $3.4 million and $2.8 million were outstanding in the form of letters of credit under the Revolving Credit Facility, respectively. As of September 30, 2019, the Company was in compliance with all required covenants under the Revolving Credit Agreement.

6.75% Senior Notes

On June 26, 2019, Holdings (the “Issuer”), and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the “Indenture”) with U.S. Bank National Association, as trustee, governing the terms of the Issuer’s $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the “6.75% Senior Notes”). The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan due 2022 (see above).

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

The 6.75% Senior Notes are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the Revolving Credit Facility (as to which the 6.75% Senior Notes are secured on a second-priority basis), the 6.75% Senior Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2026 (subject to certain exceptions) by liens on substantially all of the assets of the Issuer and the Senior Notes Guarantors.

The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. At September 30, 2019, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.

The 6.75% Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the 6.75% Senior Notes for resale under the U.S. Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction and is not required to exchange the 6.75% Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission is not applicable and no separate financial statements are required for the guarantor subsidiaries.

8. Fair Value Measurements

The following table shows the gross amount and fair value of the Term Loan due 2022, Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	September 30, 2019	December 31, 2018
Term Loan due 2022:
Gross value	$—	$1,243,299
Fair value - Level 2	—	1,182,688
Term Loan due 2026:
Gross value	$525,000	—
Fair value - Level 2	525,656	—
6.75% Senior Notes:
Gross value	$500,000	$—
Fair value - Level 2	523,595	—
As of September 30, 2019, the Company used trading prices from a third party of 100.13% and 104.72% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2018, the Company used trading prices from a third party of 95.13% to calculate the fair value of the Term Loan due 2022.

9. Income Taxes

For the three months ended September 30, 2019 the Company recorded income tax expense of $6.6 million on pre-tax book income of $23.0 million, resulting in an effective tax rate of approximately 28.9%. For the three months ended September 30, 2018, the Company recorded income tax expense of $5.1 million on pre-tax book income of $17.8 million, resulting in an effective tax rate of approximately 28.5%.
For the nine months ended September 30, 2019 the Successor Company recorded income tax expense of $23.5 million on pre-tax book income of $83.1 million, resulting in an effective tax rate of approximately 28.2%. For the Successor Company period June 4, 2018 through September 30, 2018, the Company recorded income tax expense of $7.7 million on pre-tax book income of $25.4 million, resulting in an effective tax rate of approximately 30.3%. For the Predecessor Company period January 1, 2018 through June 3, 2018, the Predecessor Company recorded an income tax benefit of $176.9 million on pre-tax book income of $519.3 million, resulting in an effective tax rate of approximately (34.1)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months and nine months ended September 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2018 and the Successor Company period June 4, 2018 through September 30, 2018 was attributable to state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period January 1, 2018 through June 3, 2018 primarily related to the income tax exclusion of cancellation of indebtedness income, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses, and changes to the valuation allowance.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2019, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.

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
As of September 30, 2019, the Successor Company had 17,599,176 aggregate issued shares of common stock, and 17,531,343 outstanding shares consisting of: (i) 15,551,068 issued shares and 15,483,235 outstanding shares designated as Class A common stock; and (ii) 2,048,108 issued and outstanding shares designated as Class B common stock.
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
On or about the Effective Date and pursuant to the Plan, the Company granted 562,217 restricted stock units (“RSUs”) and 562,217 stock options (“Options”) under the Incentive Plan and the terms of the relevant restricted stock unit agreements (the “Restricted Stock Unit Agreements”) and stock option agreements (the “Option Agreements”), as applicable, to certain employees, including its executive officers (collectively, “Management”), representing an aggregate of 1,124,434 shares of new Class A common stock (collectively, the “Management Emergence Awards”). The Company granted to Management an additional 200,600 RSUs on February 1, 2019 and an additional 10,000 RSUs on May 1, 2019.
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
    The following table discloses the total grants awarded for the Successor Company and Predecessor Company periods presented below:

	Successor Company			Predecessor Company
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018
Stock option grants	—	—	581,124	—
Restricted stock unit grants	—	248,155	600,031	—
Total grants	—	248,155	1,181,155	—

The following tables disclose total share-based compensation expense included in “Corporate expenses” in the accompanying Condensed Consolidated Statements of Operations for the Successor Company and Predecessor Company periods presented below (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Stock option grants	$315	$134
Restricted stock unit grants	1,177	997
Total expense	$1,492	$1,131

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018
Stock option grants	$930	$466	$231
Restricted stock unit grants	2,876	1,317	—
Total expense	$3,806	$1,783	$231

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

The following table presents the basic and diluted earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$16,323	$12,713
Basic net income attributable to common shares	$16,323	$12,713
Denominator:
Basic weighted average shares outstanding	20,165	20,005
Basic undistributed net income per share attributable to common shares	$0.81	$0.64

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$16,323	$12,713
Diluted net income attributable to common shares	$16,323	$12,713
Denominator:
Basic weighted average shares outstanding	20,165	20,005
Effect of dilutive options and restricted share units	51	65
Diluted weighted average shares outstanding	20,216	20,070
Diluted undistributed net income per share attributable to common shares	$0.81	$0.63

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$59,635	$17,693	$696,156
Basic net income attributable to common shares	$59,635	$17,693	$696,156
Denominator:
Basic weighted average shares outstanding	20,116	20,009	29,338
Basic undistributed net income per share attributable to common shares	$2.96	$0.88	$23.73

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$59,635	$17,693	$696,156
Diluted net income attributable to common shares	$59,635	$17,693	$696,156
Denominator:
Basic weighted average shares outstanding	20,116	20,009	29,338
Effect of dilutive options and restricted share units	134	42	—
Diluted weighted average shares outstanding	20,250	20,051	29,338
Diluted undistributed net income per share attributable to common shares	$2.95	$0.88	$23.73

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
The Company estimates the discount rate used to determine the present value of lease payments based on information available at lease commencement.
The following table presents the Company's total right-of-use assets and lease liabilities as of September 30, 2019 (dollars in thousands):

	Balance Sheet Location	September 30, 2019
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$148,321
Finance, net of accumulated amortization of $267	Other assets	412
Total Assets		$148,733

Liabilities
Current
Operating	Current portion of operating lease liabilities	$35,371
Finance	Accounts payable and accrued liabilities	269
Noncurrent
Operating	Operating lease liabilities	114,591
Finance	Other liabilities	144
Total Liabilities		$150,375
The following table presents the total lease cost for the three and nine months ended September 30, 2019 (dollars in thousands):

	Statement of Operations Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$9,041	$28,836
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	99	322
Interest on lease liabilities	Interest expense	10	34
Total Lease Cost		$9,150	$29,192
Total lease income related to our lessor arrangements was $0.7 million and $2.1 million for the three and nine months ended September 30, 2019.

Other Supplementary Data

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,911	$16,412
Operating cash flows from finance leases	10	34
Financing cash flows from finance leases	97	320
Financing cash flows from failed sale leaseback	298	894

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,980	$21,203

September 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	8.06
Finance leases	2.21
Weighted Average Discount Rate
Operating leases	7.47%
Finance leases	7.50%
As of September 30, 2019, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2019	$8,540	$96	$8,636
2020	32,753	206	32,959
2021	26,474	99	26,573
2022	24,300	38	24,338
2023	22,530	6	22,536
Thereafter	88,158	—	88,158
Total lease payments	$202,755	$445	$203,200
Less: imputed interest	(52,794)	(31)	(52,825)
Total	$149,961	$414	$150,375

As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, Leases, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows (dollars in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Failed Sale Leaseback Agreement	Net Commitments
2019	$34,356	$(1,719)	$1,193	$33,830
2020	29,242	(1,719)	1,557	29,080
2021	22,717	—	1,603	24,320
2022	19,885	—	1,650	21,535
2023	16,280	—	1,701	17,981
Thereafter	45,959	—	2,052	48,011
	$168,439	$(3,438)	$9,756	$174,757

Future minimum payments related to the Company's failed sale-leaseback as of September 30, 2019 were as follows (dollars in thousands):

Total
2019	$298
2020	1,557
2021	1,603
2022	1,650
2023	1,701
Thereafter	2,052
Total lease payments	$8,861

Future minimum payments to be received under the Company's lessor arrangements as of September 30, 2019 were as follows (dollars in thousands):

Operating Leases
2019	$764
2020	2,785
2021	2,225
2022	1,940
2023	1,503
Thereafter	2,559
Total lease receivables	$11,776

14. Commitments and Contingencies
Future Commitments

The radio broadcast industry’s principal ratings service is Nielsen Audio (“Nielsen”), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $114.0 million, as of September 30, 2019, and is expected to be paid in accordance with the agreements through December 2021.

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, based upon a formula set forth in the contract.

The Company is committed under various contractual agreements to pay for broadcast rights that include sports and news content and to pay for talent, executives, research, weather and traffic information and other content and services.

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of September 30, 2019, the Company believes that it will meet all such material minimum obligations.

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
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Cautionary Statements Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Emergence from Chapter 11
See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 1 — Nature of Business, Interim Financial Data and Basis of Presentation", for a discussion of our Emergence from Chapter 11.

Non-GAAP Financial Measure
From time to time we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and the funding of our non-operating expenses including debt service and acquisitions.

In determining Adjusted EBITDA, the Company excludes from net income items not related to core operations and those that are non-cash including: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations or on the early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, divestitures, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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

Consolidated Results of Operations

Analysis of Consolidated Results of Operations

The Company's operating results and key operating performance measures were not materially impacted by our emergence from Chapter 11. We believe the results of operations and cash flows from January 1, 2018 through June 3, 2018 (the "2018 Predecessor Period") when combined with our consolidated operating results for the period from June 4, 2018 through September 30, 2018 (the "2018 Successor Period," and together with the 2018 Predecessor Period, the "Combined 2018 Predecessor Period and Successor Period") are comparable to certain operating results from the current year Successor Company nine months ended September 30, 2019. The three month period ended September 30, 2019 compared to the three month period ended September 30, 2018 are both Successor Company and are not impacted by the emergence from Chapter 11. For items that are not comparable, we have included additional analysis to supplement the discussion.

The following selected data from our unaudited Condensed Consolidated Statements of Operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	2019 vs 2018 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$280,808	$282,254	$(1,446)	(0.5)%
Content costs	98,335	98,494	(159)	(0.2)%
Selling, general and administrative expenses	115,289	114,345	944	0.8%
Depreciation and amortization	11,885	14,142	(2,257)	(16.0)%
Local marketing agreement fees	902	1,006	(104)	(10.3)%
Corporate expenses (including stock-based compensation expense and restructuring costs)	11,905	10,878	1,027	9.4%
(Gain) loss on sale or disposal of assets or stations	(8,188)	34	(8,222)	N/A
Impairment of assets held for sale	5,000	—	5,000	N/A
Operating income	45,680	43,355	2,325	5.4%
Interest expense	(22,754)	(22,403)	(351)	1.6%
Interest income	9	16	(7)	(43.8)%
Other income (expense), net	18	(3,177)	3,195	(100.6)%
Income before income taxes	22,953	17,791	5,162	29.0%
Income tax expense	(6,630)	(5,078)	(1,552)	30.6%
Net income	$16,323	$12,713	$3,610	28.4%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$58,707	$62,104	$(3,397)	(5.5)%

	Successor Company		Predecessor Company	Non-GAAP
	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Nine Months Ended September 30, 2018	2019 vs 2018 Change
					$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$827,977	$377,258	$453,924	$831,182	$(3,205)	(0.4)%
Content costs	295,931	127,464	163,885	291,349	4,582	1.6%
Selling, general and administrative expenses	344,609	151,779	195,278	347,057	(2,448)	(0.7)%
Depreciation and amortization	40,020	18,521	22,046	40,567	(547)	(1.3)%
Local marketing agreement fees	2,383	1,364	1,809	3,173	(790)	(24.9)%
Corporate expenses (including stock-based compensation expense and restructuring costs)	47,097	21,003	17,169	38,172	8,925	23.4%
(Gain) loss on sale or disposal of assets or stations	(55,912)	34	158	192	(56,104)	N/A
Impairment of assets held for sale	5,000	—	—	—	5,000	N/A
Operating income	148,849	57,093	53,579	110,672	38,177	34.5%
Reorganization items, net	—	—	466,201	466,201	(466,201)	N/A
Interest expense	(66,101)	(28,579)	(260)	(28,839)	(37,262)	129.2%
Interest income	21	20	50	70	(49)	(70.0)%
Gain on early extinguishment of debt	381	—	—	—	381	N/A
Other expense, net	(44)	(3,157)	(273)	(3,430)	3,386	(98.7)%
Income before income taxes	83,106	25,377	519,297	544,674	(461,568)	(84.7)%
Income tax (expense) benefit	(23,471)	(7,684)	176,859	169,175	(192,646)	(113.9)%
Net income	$59,635	$17,693	$696,156	$713,849	$(654,214)	(91.6)%
KEY FINANCIAL METRIC:
Adjusted EBITDA	$162,325	$88,219	$80,512	$168,731	$(6,406)	(3.8)%

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Net Revenue

Net revenue for the three months ended September 30, 2019 compared to net revenue for the three months ended September 30, 2018 decreased primarily as a result of lost revenue associated with the station dispositions that occurred in 2019 and a decrease in local broadcast advertising revenue, partially offset by increases in digital and national broadcast advertising revenue.

Content Costs

Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2019 compared to Content costs for the three months ended September 30, 2018 remained relatively unchanged as lower content costs resulting from station dispositions in 2019 were largely offset by higher costs associated with higher digital revenue.

Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2019 compared to Selling, general and administrative expenses for the three months ended September 30, 2018 increased slightly primarily as a result of increases in bad debt expense, increased national commissions, higher amortization of new local commissions, and higher healthcare costs, largely offset by lower expenses resulting from the station dispositions in 2019.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2019 as compared to Depreciation and amortization for the three months ended September 30, 2018 decreased slightly because certain definite-lived intangibles were fully amortized in the second quarter of 2019.
Local Marketing Agreement Fees

Local marketing agreements ("LMA") are those agreements under which we program a radio station on behalf of another party. LMA fees for the three months ended September 30, 2019 compared to LMA fees for the three months ended September 30, 2018 decreased as a result of fees received from Meruelo Media under our LMA for KLOS-FM.
Corporate Expenses, Including Stock-based Compensation Expense and Restructuring Costs

Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2019 compared to Corporate expenses for the three months ended September 30, 2018 increased primarily as a result of higher personnel, franchise tax and stock compensation expenses, partially offset by lower restructuring costs.
Impairment of Assets Held for Sale

The impairment of assets held for sale for the three months ended September 30, 2019 of $5.0 million resulted from an adjustment of the purchase price related to DC Land resulting in impairment. See "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1 - “Nature of Business, Interim Financial Data and Basis of Presentation,” for further discussion of the DC Land impairment.
(Gain) Loss on Sale or Disposal of Assets or Stations

The Gain on sale or disposal of assets or stations for the three months ended September 30, 2019 of $8.2 million was primarily the result of a $10.5 million gain on the sale of KLOS-FM in Los Angeles, CA to Meruelo Media in July 2019 partially offset by a $2.2 million loss related to the swap agreement with Entercom. See "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3 - Acquisitions and Dispositions", for further discussion of the KLOS Sale and Entercom Swap.

Interest Expense
Total interest expense for the three months ended September 30, 2019 increased slightly as compared to the total interest expense for the three months ended September 30, 2018 as a result of refinancing the Term Loan.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	$ Change
Term Loan due 2022	$9,250	$22,140	$(12,890)
Term Loan due 2026	338	—	338
6.75% Senior Notes	8,438	—	8,438
Other, including debt issuance cost amortization	4,728	263	4,465
Interest expense	$22,754	$22,403	$351

Income Tax Expense
For the three months ended September 30, 2019 the Company recorded income tax expense of $6.6 million on pre-tax book income of $23.0 million, resulting in an effective tax rate of approximately 28.9%. For the three months ended September 30, 2018, the Company recorded income tax expense of $5.1 million on pre-tax book income of $17.8 million, resulting in an effective tax rate of approximately 28.5%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2019 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2018 was attributable to state and local income taxes, the tax effect of certain statutory non-deductible expenses, changes in valuation allowance, and the tax effect of certain changes in uncertain tax positions.

The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2019, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2019 compared to the Adjusted EBITDA for the three months ended September 30, 2018 decreased.
Successor Company Nine Months Ended September 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period
Net Revenue

Net revenue for the Successor Company nine months ended September 30, 2019 compared to net revenue for the Combined 2018 Predecessor Period and Successor Period decreased primarily as a result of lost revenue associated with the station dispositions that occurred during the nine months ended September 30, 2019, as well as declines in local broadcast and political advertising revenue, partially offset by increases in digital and national broadcast advertising revenue.

Content Costs

Content costs for the Successor Company nine months ended September 30, 2019 compared to Content costs for the Combined 2018 Predecessor Period and Successor Period increased as a result of higher digital costs associated with higher digital revenue partially offset by reductions associated with the station dispositions that occurred during the nine months ended September 30, 2019.
Selling, General & Administrative Expenses
Selling, general and administrative expenses for the Successor Company nine months ended September 30, 2019 compared to Selling, general and administrative expenses for the Combined 2018 Predecessor Period and Successor Period decreased primarily as a result of reductions associated with the station dispositions that occurred during the nine months ended September 30, 2019 and a decrease in bad debt expense partially offset by higher amortization of new local commissions, increased rent expense resulting from fresh start accounting and implementation of the new lease accounting standard, and sales commissions associated with increased national and digital revenue. During the Combined 2018 Predecessor Period and Successor Period, the Company recognized $4.1 million bad debt expense related to receivables from United States Traffic Networks (“USTN”).”

Depreciation and Amortization
Depreciation and amortization for the Successor Company nine months ended September 30, 2019 is not comparable to Depreciation and amortization of the Combined 2018 Predecessor Period and Successor Period because of fresh start accounting.
Local Marketing Agreement Fees

LMA fees for the Successor Company nine months ended September 30, 2019 compared to LMA fees for the Combined 2018 Predecessor Period and Successor Period decreased primarily because the Company and Merlin Media, LLC (“Merlin”) ended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (WLUP) on March 9, 2018 and on June 15, 2018, the Company purchased the other station (WKQX).
Corporate Expenses, Including Stock-based Compensation Expense and Restructuring Costs

Corporate expenses for the Successor Company nine months ended September 30, 2019 compared to Corporate expenses for the Combined 2018 Predecessor Period and Successor Period increased primarily as a result of higher restructuring costs incurred related to our station disposal and swap transactions, increased stock compensation, personnel and franchise tax expenses, partially offset by lower bankruptcy related expenses in the nine months ended September 30, 2019.
Impairment of Assets Held for Sale

The impairment of assets held for sale for the Successor Company nine months ended September 30, 2019 of $5.0 million resulted from an adjustment of the purchase price related to DC Land. See "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 1 - “Nature of Business, Interim Financial Data and Basis of Presentation,” for further discussion of the DC Land impairment.
(Gain) Loss on Sale or Disposal of Assets or Stations

The Gain on sale or disposal of assets or stations for the Successor Company nine months ended September 30, 2019 of $55.9 million included a $47.6 million gain on the EMF Sale and a $10.5 million gain on the KLOS-FM Sale partially offset by a $2.2 million loss related to the Entercom Swap. See "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 3 - Acquisitions and Dispositions", for further discussion of the EMF Sale, KLOS-FM Sale and Entercom Swap.

Interest Expense

Total interest expense for the Successor Company nine months ended September 30, 2019 is not comparable to total interest expense of the Combined 2018 Predecessor Period and Successor Period as we did not pay certain interest expenses during the 2018 Predecessor Period. During the 2018 Predecessor Period, we made adequate protection payments on the Predecessor Term Loan in lieu of interest payments. In accordance with ASC 852, we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. Also, we did not make any interest payments on the 7.75% Senior Notes during the 2018 Predecessor Period.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP
	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Nine Months Ended September 30, 2018	$ Change
Term Loan due 2022	$51,345	$28,280	$—	$28,280	$23,065
Term Loan due 2026	338	—	—	—	338
6.75% Senior Notes	8,906	—	—	—	8,906
Other, including debt issuance cost amortization	5,512	299	260	559	4,953
Interest expense	$66,101	$28,579	$260	$28,839	$37,262

Income Tax Expense
For the nine months ended September 30, 2019, the Successor Company recorded income tax expense of $23.5 million on pre-tax book income of $83.1 million, resulting in an effective tax rate of approximately 28.2%. For the Successor Company period June 4, 2018 through September 30, 2018, the Company recorded income tax expense of $7.7 million on pre-tax book income of $25.4 million, resulting in an effective tax rate of approximately 30.3%. For the Predecessor Company period January 1, 2018 through June 3, 2018, the Company recorded an income tax benefit of $176.9 million on pre-tax book income of $519.3 million, resulting in an effective tax rate of approximately (34.1%).
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Successor Company period nine months ended September 30, 2019 and the Successor Company period June 4, 2018 through September 30, 2018 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the Predecessor Company period January 1, 2018 through June 3, 2018 primarily related to the income tax exclusion of cancellation of indebtedness income, the Company's elections to increase the tax basis in certain assets, statutory state and local income taxes, the impact of non-deductible expenses, and changes to the valuation allowance.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Company nine months ended September 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period decreased.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
GAAP net income	$16,323	$12,713
Income tax expense	6,630	5,078
Non-operating expenses, including net interest expense	22,727	25,564
Local marketing agreement fees	902	1,006
Depreciation and amortization	11,885	14,142
Stock-based compensation expense	1,492	1,131
(Gain) loss on sale of assets or stations	(8,188)	34
Impairment of assets held for sale	5,000	—
Restructuring costs	1,764	2,738
Franchise taxes	172	(302)
Adjusted EBITDA	$58,707	$62,104

	Successor Company		Predecessor Company	Non-GAAP
	Nine Months Ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Nine Months Ended September 30, 2018
GAAP net income	$59,635	$17,693	$696,156	$713,849
Income tax expense (benefit)	23,471	7,684	(176,859)	(169,175)
Non-operating expenses, including net interest expense	66,124	31,716	483	32,199
Local marketing agreement fees	2,383	1,364	1,809	3,173
Depreciation and amortization	40,020	18,521	22,046	40,567
Stock-based compensation expense	3,806	1,783	231	2,014
(Gain) loss on sale of assets or stations	(55,912)	34	158	192
Impairment of assets held for sale	5,000	—	—	—
Gain on early extinguishment of debt	(381)	—	—	—
Reorganization items, net	—	—	(466,201)	(466,201)
Restructuring costs	17,565	9,679	2,455	12,134
Franchise taxes	614	(255)	$234	$(21)
Adjusted EBITDA	$162,325	$88,219	$80,512	$168,731

Liquidity and Capital Resources

As of September 30, 2019, we had $9.1 million of cash and cash equivalents including restricted cash. The Successor Company generated cash from operating activities of $83.1 million for the nine months ended September 30, 2019, $2.5 million for the period from June 4, 2018 through September 30, 2018 and the Predecessor Company generated cash from operating activities of $29.1 million, for the period from January 1, 2018 through June 3, 2018, respectively. Since our emergence from Chapter 11, we have reduced the total principal of our long-term debt from $1.3 billion to approximately $1.0 billion at September 30, 2019.

Historically, our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In certain periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. Future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

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

Credit Agreement and Refinanced Credit Agreement

On the Effective Date we entered into the Credit Agreement. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided us with a $1.3 billion senior secured Term Loan. On September 26, 2019 we entered into a new Refinanced Credit Agreement to refinance the principal balance outstanding on the Term Loan due 2022. See "Item 1 — Financial

Statements — Notes to Condensed Consolidated Financial Statements — Note 7 — Long-Term Debt," for further discussion of the Refinanced Credit Agreement.

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

Cash Flows Provided by Operating Activities

	Successor Company		Predecessor Company	Non-GAAP
	Nine months ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Nine Months Ended September 30, 2018
(Dollars in thousands)
Net cash provided by operating activities	$83,063	$2,451	$29,132	$31,583

Net cash provided by operating activities for the Successor Company nine months ended September 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period increased primarily because of an increase in cash collections and the timing of payments of prepaid expenses, accounts payable and accrued expenses as a result of the impact of Chapter 11 during the Predecessor Company period.
Cash Flows Provided by (Used in) Investing Activities

	Successor Company		Predecessor Company	Non-GAAP
	Nine months ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Nine Months Ended September 30, 2018
(Dollars in thousands)
Net cash provided by (used in) investing activities	$129,120	(25,866)	$(14,019)	$(39,885)
Net cash provided by investing activities for the Successor Company nine months ended September 30, 2019 compared to the Combined 2018 Predecessor Period and Successor Period increased primarily because of proceeds received from the EMF and KLOS-FM Sales in 2019, payment for the acquisition of WKQX in the Combined 2018 Predecessor Period and Successor Period and lower capital expenditures in 2019. See "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 3 — Acquisitions and Dispositions," for further discussion of the EMF Sale and KLOS-FM Sale.

Cash Flows Used in Financing Activities

	Successor Company		Predecessor Company	Non-GAAP
	Nine months ended September 30, 2019	Period from June 4, 2018 through September 30, 2018	Period from January 1, 2018 through June 3, 2018	Combined Period Nine Months Ended September 30, 2018
(Dollars in thousands)
Net cash used in financing activities	$(233,078)	$(3,250)	$(38,652)	$(41,902)
For the Successor Company nine months ended September 30, 2019 net cash used in financing activities reflects our repayment of the outstanding balance on the Term Loan due 2022 from proceeds received from new debt issuances (Term Loan due 2026 of $525.0 million and 6.75% Senior Notes of $500.0 million), the EMF and KLOS-FM Sales and cash generated from operations. See "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 7 - Long-Term Debt," for further discussion of the new debt issuances. We also paid $12.8 million in deferred financing costs.

During the Combined 2018 Predecessor Period and Successor Period the Company made $37.8 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments, which was recorded as a reduction to the principal balance of the Predecessor Term Loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2019, $525.0 million of our long-term debt bore interest at a variable rate. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates and could be materially affected, depending on the timing and amount of any interest rate changes. Assuming the current level of borrowings outstanding at September 30, 2019 at variable interest rates and assuming a one percentage point increase (decrease) in the current rate, it is estimated on an annual basis interest expense would increase (decrease) and pre-tax net income would decrease (increase) by $5.3 million.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

10.1
Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2019)

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

CUMULUS MEDIA INC.

November 12, 2019	By:	/s/ John Abbot
John Abbot
Executive Vice President, Treasurer and Chief Financial Officer