Form 10-K
period 2019-12-31
CUMULUS MEDIA INC
filed 2020-02-21
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $231.6 million.
As of February 14, 2020, the registrant had outstanding 17,677,354 shares of common stock consisting of (i) 15,789,069 shares of Class A common stock; and (ii) 1,888,285 shares of Class B common stock in addition to 2,155,061 Series 1 warrants and 368,271 Series 2 warrants (including 53,419 Series 2 warrants authorized to be issued.)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registration's definitive proxy statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

2

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019

PART I

Item 1.	Business
Description of Certain Definitions and Data
In this Annual Report on Form 10-K (this "Form 10-K" or this "Report") the terms "Company," "Cumulus," "CUMULUS MEDIA," "we," "us," and "our" refer to Cumulus Media Inc. and its consolidated subsidiaries.
We use the term "local marketing agreement" ("LMA") in this Report. In a typical LMA, the licensee of a radio station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming.
Unless otherwise indicated, as disclosed herein we:
•obtained total radio industry listener and revenue levels from the Radio Advertising Bureau;

•
derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase LLP, a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey, a media and telecommunications advisory services firm; and

•
derived all audience share data and audience rankings, including ranking by population, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, as reported in the Nielsen Audio ("Nielsen") Market Report.

Company Overview
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 428 owned and operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, the Olympics, the American Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with local impact and national reach through on-air, digital, mobile, and voice-activated media solutions, as well as access to integrated digital marketing services, powerful influencers, and live event experiences.
We are a Delaware corporation, organized in 2018, and the successor to a Delaware corporation with the same name that was organized in 2002. Our predecessor, CM Wind Down Topco Inc. (formerly known as Cumulus Media, Inc., "Old Cumulus"), and certain of its direct and indirect subsidiaries filed voluntary petitions for bankruptcy relief in November 2017. Old Cumulus and its debtor subsidiaries emerged from Chapter 11 bankruptcy on June 4, 2018 and, prior to winding down its business, it transferred substantially all of its remaining assets to an indirect wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc. and now known as "CUMULUS MEDIA" or the "Company"). References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of CUMULUS MEDIA on and subsequent to June 4, 2018. References to "Predecessor," "Predecessor Company" or "Old Cumulus" refer to the balance sheet and results of operations of Old Cumulus prior to June 4, 2018.
Strategic Overview
We are focused on building our competitive position in the expanding audio landscape by achieving leadership positions in the markets in which we operate and leveraging those positions in conjunction with our network platform, national scale, and local advertiser relationships to build value for all of our stakeholders. The Company seeks to achieve our objective through the execution of three specific strategies:

•
enhancing operating performance to drive cash flow generation through the execution of a range of initiatives across both our radio station and network platforms to maintain or grow market share, reduce costs and improve efficiency;

•	expanding high growth digital businesses in local marketing services and new audio formats such as podcasting and streaming; and

•
optimizing our asset portfolio by taking advantage of opportunities to strengthen our position in markets where we are, or can become, leaders and to exit markets or dispose of assets that are not supportive of our objectives if we can do so accretively.

Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 428 owned and operated stations, operating in 87 markets and nearly 8,000 network affiliates with an aggregate monthly reach of over a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allow us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platform
Our streaming audio platform generates on average at least 26 million listener hours per month and is available on multiple platforms for consumption. The Westwood One Podcast Network represents more than 40 podcasts featuring nationally recognized personalities, such as Ben Shapiro and Pat McAfee, generating collectively 70 million downloads, streams and listens per month. The podcasting platform drives revenue through podcast advertisements including prerecorded spots and on-air reads by talent who provide personal endorsements of advertisers' products. To the extent our talent has won the trust of their audiences, such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. In addition, we sell an array of local digital marketing services such as, email marketing, geo-targeted display and video solutions, website building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
National reach
As one of the largest radio advertising and content providers in the United States (the "U.S."), we provide a national platform which allows us to more effectively and efficiently compete for national and network advertising dollars. Our exclusive radio broadcast partnerships with the NFL, the NCAA, the Olympics, the Academy of Country Music Awards and the Billboard Music Awards allows us to provide advertisers with national reach and the ability to create compelling campaigns from a local to a national level across broadcast, digital and live event offerings.
In addition, our national network platform provides targeted access to diverse demographics and age groups to better meet our customers' needs. Our sales team has the ability to aggregate advertising inventory time across our owned and operated and/or affiliate networks, and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences.
Diversified customer base and geographic mix
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base, including local advertisers based in our 87 cities or "markets" in which we own radio stations as well as advertisers based outside those markets through our national network and spot ad sales. We sell our advertising time both nationally and locally through an integrated sales approach, including online couponing and various on-air and digital integrated marketing programs.
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include professional services, automotive, entertainment, financial, and home products. We derive additional revenue from political candidates, political parties, and special interest groups particularly in even-numbered years in advance of various elections.

Focus on corporate culture
We believe maintaining a corporate culture that supports employee engagement has been, and will continue to be, important to our continued success. We believe our rigorous and systematic cultural values framework, FORCE (Focused, Responsible, Collaborative, and Empowered), has created motivated employees who are invested in both their jobs and the Company's progress as well as a culture that serves as a critical catalyst to driving higher performance and attracting new talent to the Company.
Ability to leverage content and advertiser relationships across platforms
Our various content platforms, including local stations, the Westwood One Network and our growing podcast and streaming businesses, provide diversified content to build relationships with listeners as well as access to a broader base of talent across those platforms. We have had recent success in extending content from one platform to another (such as from local radio to network syndication and from podcasting to broadcast radio) to build audiences and monetization opportunities and expect to continue to do so increasingly in the future. Additionally, the multiple contacts our local sales people have with their clients over the course of a year often give them a degree of familiarity with their clients' needs and the ability to tailor campaigns to help them achieve success. Over the last several years, those interactions allowed us to expand our support of new and existing clients' business objectives by offering additional products, including, most importantly, digital marketing services, which generally supplement radio buys.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers and network advertisers.
Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups with advertising. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station's format and style of presentation enables it to target specific segments of listeners sharing certain demographic qualities. Advertisers and stations use data published by audience measurement services, such as Nielsen, to estimate how many people within particular geographical markets and demographics listen to specific stations. By capturing a specific share of a market's radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience.
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
Radio stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, and outdoor advertising as well as search engine, e-commerce and other websites and satellite-based digital radio and music services.
Advertising Sales
The majority of our revenue is generated from the sale of local, regional, and national advertising which is broadcast on our radio stations. In addition, we generate revenue from the sale of commercial airtime our network receives from its radio station affiliates (and aggregates for sale to national advertisers) in exchange for programming and services. To a lesser extent, we also purchase commercial inventory to sell through our network and in some instances also receive cash from affiliates for network programming and services.

Our major advertiser categories are:

Automotive	General services	Restaurants
Entertainment	Home products	Retail
Financial	Professional services	Telecommunications/Media
In addition, in advance of various elections, we derive revenue from political candidates, political parties, and special interest groups, particularly in even-numbered years.
Each station's local sales staff solicits advertising either directly from a local advertiser or indirectly through an advertising agency. We use a tiered commission structure to focus our sales staff on new business development. We believe that we can outperform our competitors by (1) expanding our base of advertisers, (2) properly training sales people and (3) providing a higher level of service to our existing customer base.
Advertising sales to national spot advertisers for our radio stations are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. While we seek to grow our local sales through more customer-focused sales staffs, we seek to grow our national and regional sales by offering key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform.
Each of our stations has a certain amount of on-air inventory, or advertising slots, in which to place advertising spots. This level of advertising inventory may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air advertising inventory and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic groups across each cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our sales volume and pricing is based on demand for our radio stations' on-air inventory. Most changes in revenue are explained by a combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

•	a station's share of audiences and the demographic groups targeted by advertisers (as measured by ratings surveys);

•	the supply and demand for radio advertising time and for time targeted at particular demographic groups in a given market; and

•	certain additional qualitative factors, such as the brand loyalty of listeners to a specific station.
A station's listenership is reflected in ratings surveys, where available, that estimate the number of listeners tuned in to the station, and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart changes in audience, set advertising rates and adjust programming.
Competition
The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other news, information and entertainment media. Additionally, we compete with various digital platforms and services, including streaming music and other entertainment services for both listeners and advertisers. We cannot predict how existing or new sources of competition will affect our performance and results of operations.
Factors that affect a radio station's competitive position include station brand identity and loyalty, the attractiveness of the station's programming content to audiences, the station's local audience rating and share in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market through research, seeking to improve our stations' programming, implementing targeted advertising campaigns aimed at the demographic groups for which our stations program and managing our sales efforts to attract a larger share of advertising dollars for each station individually. We also seek to improve our competitive position by focusing on building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, which we believe will allow us to better attract advertisers seeking to reach those listeners.

The success of each of our stations depends largely upon rates it can charge for its advertising, which in turn is affected by the number of local advertising competitors, the overall demand for advertising within individual markets and the station's listener base. These conditions may fluctuate and are highly susceptible to changes in both local markets and general macroeconomic conditions. Specifically, a radio station's competitive position can be enhanced or negatively impacted by a variety of factors, including the changing of, or another station changing, its format to compete directly for a certain demographic of listeners and advertisers or an upgrade of the station's authorized power through the relocation or upgrade of transmission equipment. Another station's decision to convert to a similar format to that of one of our radio stations in the same geographic area, to improve its signal reach through equipment changes or upgrades, or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue for our station. Any adverse change affecting advertising expenditures in a particular market or in the relative market share of our stations located in a particular market could have a material adverse effect on the results of our radio stations located in that market or, possibly, the Company as a whole. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.
Under federal laws and Federal Communications Commission (the "FCC") rules, a single party can own and operate multiple stations in a local market, subject to certain limitations described below. We believe that companies that form groups of commonly owned stations or joint arrangements, such as LMAs, in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in most of our markets and may pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties that own and operate as many or more stations as we do.
Some of these regulations, however, can serve to protect the competitive position of existing radio stations to some extent by creating certain regulatory barriers to new entrants. The ownership of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can own in a given market is limited under certain FCC rules. These FCC ownership rules may, in some instances, limit the number of stations we or our competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to reduce any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see "Federal Regulation of Radio Broadcasting" within Item 1, "Business."
Employees
As of December 31, 2019, we employed 4,732 people, 3,139 of whom were employed full-time. Of these employees, approximately 170 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
Seasonality and Cyclicality
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of any quarter during the year, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. Typically, this political spending is heaviest during the fourth quarter.
Inflation
To date, inflation has not had a material effect on our revenues, expenses, or results of operations, although no assurances can be provided that inflation in the future would not materially adversely affect us.

Federal Regulation of Radio Broadcasting
The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority of the Communications Act of 1934, as amended (the "Communications Act"). Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.
The following is a brief summary of certain provisions of the Communications Act, and related FCC rules and policies (collectively, the "Communications Laws"). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a "short-term" (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station's license renewal application, revoke a station's license, or deny applications in which an applicant seeks to acquire additional broadcast properties.
License Grant and Renewal
Radio broadcast licenses are generally granted and renewed for terms of up to eight years at a time. Licenses are renewed by filing an application with the FCC, which is subject to review and approval. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. The most recent renewal cycle for radio licenses began in June 2019 and will conclude in April 2022. There can be no assurance that all of our licenses will be renewed in the future for a full term, or at all. Our inability to renew a significant portion of our radio broadcast licenses could result in a material adverse effect on our results of operations and financial condition.
Service Areas
The area served by an AM station is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station's power, operating frequency, antenna patterns and its day/night operating modes are evaluated. The area served by an FM station is determined by a combination of effective radiated power ("ERP"), antenna height and terrain, with stations divided into eight classes according to these technical parameters.
Each class of FM radio station has the right to broadcast with a certain amount of ERP from an antenna located at a certain height above average terrain. The most powerful FM radio stations, which are generally those with the largest geographic reach, are Class C FM stations, which operate with up to the equivalent of 100 kilowatts ("kW") of ERP at an antenna height of 1,968 feet above average terrain. These stations typically provide service to a large area that covers one or more counties (which may or may not be in the same state). There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height above average terrain and, thus, less geographic reach. In addition, Class B FM stations operate with the equivalent of up to 50 kW ERP at an antenna height of 492 feet above average terrain. Class B stations can serve large metropolitan areas and their outer suburban areas. Class B1 stations can operate with up to the equivalent of 25 kW ERP at an antenna height of 328 feet above average terrain. Class A FM stations operate with up to the equivalent of 6 kW ERP at an antenna height of 328 feet above average terrain, and often serve smaller cities or suburbs of larger cities.
The following table sets forth, as of February 14, 2020, the number of stations by market of all our owned and operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any.

Market	Stations

Abilene, TX	4
Albany, GA	5
Albuquerque, NM	8
Allentown, PA	6
Amarillo, TX	6
Ann Arbor, MI	4

Market	Stations

Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	5
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	8
Des Moines, IA	5
Detroit, MI	3
Erie, PA	4
Eugene, OR	6
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	5
Lake Charles, LA	6

Market	Stations

Lancaster, PA	2
Lexington, KY	6
Little Rock, AR	6
Los Angeles, CA	1
Macon, GA	6
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	2
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
New York, NY	2
Oklahoma City, OK	7
Oxnard-Ventura, CA / Santa Barbara, CA	5
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	7
Savannah, GA	6
Shreveport, LA	5
Syracuse, NY	3
Tallahassee, FL	5
Toledo, OH	5
Topeka, KS	7
Tucson, AZ	5
Washington, DC	2
Westchester, NY	1
Wichita Falls, TX	4
Wilkes-Barre, PA	6
Wilmington, NC	5
Worcester, MA	3
York, PA	4
Youngstown, OH	8
Regulatory Approvals
The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership or control of media properties, (2) the financial and "character" qualifications of the assignee or transferee (including those parties holding an "attributable" interest in the assignee or transferee), (3) compliance with the Communications Act's foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements. As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See "Antitrust and Market Concentration Considerations" within Item 1, "Business."

In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into two divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. As of February 14, 2020, there are three stations remaining in those trusts.
Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonably should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a declaratory ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis. Since that time, the FCC acted on several petitions for declaratory ruling which requested that various entities be permitted to exceed the 25% foreign equity and voting limitations. In those cases, the FCC permitted foreign ownership of as much as 100% by both specifically-identified foreign persons and generally, subject to various conditions. These rulings were based upon the specific facts relating to the respective cases, and it is uncertain how the FCC would treat any request which might be made to increase alien ownership of our stock in excess of the current threshold. We filed a petition for declaratory ruling with the FCC in July 2018 requesting that we be permitted to have 100% foreign ownership generally. That petition remains pending before the FCC and we cannot predict how the FCC will act on it or when such action may be taken.
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. The Communications Laws also (1) restrict the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (2) prohibit the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market. Although those "cross-ownership" rules were lifted by the FCC in February 2018, the U.S. Court of Appeals for the Third Circuit vacated the FCC's action in September 2019 and issued a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules in November 2019. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any specific proposals but seeks comment regarding whether its local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule or what impact any such changes would have on our holdings.
To our knowledge, these multiple and cross-ownership rules do not require any change in our current ownership of radio broadcast stations. The Communications Laws limit the number of additional stations that we may acquire in the future in our existing markets as well as any new markets.
Because of these multiple and cross-ownership rules, a purchaser of our voting stock who acquires an "attributable" interest in Cumulus (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other broadcast stations or daily newspapers, depending on the number and location of those stations and newspapers. Such purchaser may also be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our stockholders with an attributable interest violates any of these ownership rules, we may be unable to obtain one or more authorizations from the FCC needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
The FCC generally applies its multiple and cross-ownership rules by considering the "attributable" interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a broadcast station or newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. If an interest is attributable, the FCC treats the person or entity that holds that interest as the "owner" of the station or newspaper in question, and, thus, that interest is attributed to the person in determining compliance with the FCC's ownership rules.
With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation's voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the media outlets owned by the corporation. As discussed below, participation in an LMA or a Joint Sales Agreement ("JSA") also may result in an attributable interest. See "Local Marketing Agreements" and "Joint Sales Agreements" within Item 1, "Business."

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not "materially involved" in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly "insulates" the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holdings of less than 5% of an entity's voting stock, non-voting equity and debt interests (unless stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests collectively constitute more than 33% of a broadcast station's "enterprise value," which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another station in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests).
Programming and Operation
The Communications Act requires broadcasters to serve the "public interest." To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter that identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC requires that certain portions of a radio station's public inspection file be uploaded to the FCC's online database.
Complaints from listeners concerning a station's programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee's renewal application. FCC rules also require broadcasters to provide equal employment opportunities ("EEO") in the hiring of personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee's failure to abide by the EEO rules and also conducts random audits on broadcast licensees' compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our cash flows, financial condition or operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation).
In October 2015, the FCC made changes to certain technical rules regarding the AM radio service, and also adopted procedures designed to make it easier for owners of AM stations to use FM translators to rebroadcast their AM stations' signals. In August 2019, new FCC rules regarding procedures to resolve interference disputes between full power FM radio stations and FM translators, including limiting full power stations to bringing complaints only in cases where interference occurs within the station's 45 dBu contour, became effective. In November 2019, the FCC proposed that AM stations be allowed to voluntarily convert to all-digital operations.We cannot predict whether the all-digital AM radio proposal will be adopted by the FCC, or the extent, if any, to which any of those rule changes and procedures will affect our operations.
We are and have been subject to listener complaints and FCC enforcement actions from time to time on a variety of matters. While none of them have had a material adverse effect on our cash flows, financial condition or operations as a whole to date, we cannot predict whether any future complaint or action might have a material adverse effect on our cash flows, financial condition or operations.
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
A station that brokers more than 15% of the weekly programming hours on another station in its market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the weekly programming hours of another station in the same market that it could not own under the FCC's multiple ownership rules.

Joint Sales Agreements
From time to time, radio stations enter into a JSA. A typical JSA authorizes one party or station to sell another station's advertising time and retain the revenue from the sale of that airtime in exchange for a periodic payment to the station whose airtime is being sold (which may include a share of the revenue collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.
Under the FCC's ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC's ownership rules would otherwise prohibit that common ownership.
Content, Licenses and Royalties
We must pay royalties to song composers and publishers whenever we broadcast musical compositions. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the U.S., which are the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and SESAC, Inc. ("SESAC"). There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge. In 2013, a new PRO was formed named Global Music Rights ("GMR"). GMR has secured the rights to certain copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, have instituted antitrust litigation against one another. The litigation is ongoing. The withdrawal of a significant number of musical composition copyright owners from the three established PROs, the emergence of one or more additional PROs, and the outcome of the GMR/RMLC litigation could impact, and in some circumstances increase, our royalty rates and negotiation costs.
Antitrust and Market Concentration Considerations
From time to time, Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership or profitability of our radio stations, result in the loss of audience share and advertising revenues for our radio stations, or affect our ability to acquire additional radio stations or finance such acquisitions.
Pending and potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $94 million or more (such threshold will become effective February 27, 2020.) Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
We are aware that the DOJ commenced, and subsequently discontinued, investigations of several of our prior transactions. The DOJ can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that future mergers, acquisitions and divestitures will not be the subject of an investigation or enforcement action by the DOJ or the FTC. Similarly, there can be no assurance that the DOJ, FTC or FCC will not prohibit such mergers, acquisitions and divestitures, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market or divest specific lines of business. In addition, private parties may under certain circumstances bring legal action to challenge a merger, acquisition or divestiture under the antitrust laws.

As part of its review of certain radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station ownership assignments and transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation of any affected station to be acquired under a LMA, a JSA, or similar agreement until the waiting period has expired or been terminated.
No assurances can be provided that actual, threatened or possible future DOJ or FTC action in connection with potential transactions would not have a material adverse effect on our ability to enter into or consummate various transactions, or operate any acquired stations at any time in the future.
Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of February 14, 2020:

Name	Age	Position(s)
Mary G. Berner	60	President and Chief Executive Officer
John Abbot	57	Executive Vice President, Treasurer and Chief Financial Officer
Richard S. Denning	53	Executive Vice President, General Counsel and Secretary
Suzanne M. Grimes	61	Executive Vice President of Corporate Marketing and President of Westwood One
Dave Milner	51	Executive Vice President of Operations
Bob Walker	59	Executive Vice President of Operations
Mary G. Berner is our President and Chief Executive Officer ("CEO"). Ms. Berner was initially elected to the Board of Directors at our 2015 annual meeting of stockholders. Prior to being appointed as CEO in October 2015, Ms. Berner served as President and CEO of MPA - The Association of Magazine Media, a nonprofit trade association for the magazine media industry, since September 2012. From 2007 to 2011, she served as CEO of Reader's Digest Association. Before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and CEO and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour and TV Guide. Ms. Berner serves and has served on a variety of industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts from the College of the Holy Cross.
John Abbot is our Executive Vice President, Treasurer and Chief Financial Officer ("CFO"). Mr. Abbot joined Cumulus Media in July 2016. Prior to joining the Company, Mr. Abbot served as Executive Vice President and CFO of Telx Holdings Inc., a leading provider of connectivity, co-location and cloud services in the data center industry, from 2014 through 2015. Prior to Telx, which was sold to Digital Realty Trust in October 2015, Mr. Abbot served as CFO of Insight Communications Company, Inc., a cable television business, for eight years. During the prior nine years, he worked in the Global Media and Communications Group of the Investment Banking Division at Morgan Stanley, where he ultimately was a Managing Director. Mr. Abbot began his financial career as an associate at Goldman, Sachs & Co., and prior to that served as a Surface Warfare Officer in the U.S. Navy for six years. He received a bachelor's degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from The Pennsylvania State University, and an MBA from Harvard Business School.
Richard S. Denning is our Executive Vice President, General Counsel and Secretary. Prior to joining the Company in February 2002, Mr. Denning was an attorney with Dow, Lohnes & Albertson, PLLC ("DL&A") within DL&A's corporate practice group in Atlanta, advising a number of media and communications companies on a variety of corporate and transactional matters. Mr. Denning also spent four years in DL&A's Washington, D.C. office and has extensive experience in regulatory proceedings before the FCC. Mr. Denning has been a member of the Pennsylvania Bar since 1991, the District of Columbia Bar since 1993, and the Georgia Bar since 2000. He is a graduate of The National Law Center, George Washington University.
Suzanne M. Grimes is our Executive Vice President of Corporate Marketing and President of Westwood One. Prior to joining our Company in January 2016, Ms. Grimes served as Founder and Chief Executive Officer of Jott LLC, a consultancy for media and technology start-ups, since January 2015. From December 2012 to September 2014, Ms. Grimes served as President and Chief Operating Officer of Clear Channel Outdoor North America. Prior to that, Ms. Grimes held leadership roles at News Corp, Condé Nast and Reader's Digest and previously served on the Board of the Outdoor Advertising Association of America and MPA - The Association of Magazine Media. She currently serves on the board of the Radio Advertising Bureau.  Ms. Grimes earned a Bachelor of Science degree in Business Administration from Georgetown University.

Dave Milner is our Executive Vice President of Operations. In this role, he leads operations for our large market portfolio. Mr. Milner joined Cumulus Media in December 2014 as SVP, Operation of the Western Region. Prior to joining Cumulus Media, he was President/Market Manager of iHeart's Sacramento Market. Other key roles in his 28-year broadcasting career include Vice President of Sales for Entercom San Francisco, as well as Clear Channel Portland. He received a bachelor's degree from the University of Oregon.
Bob Walker is our Executive Vice President of Operations. In this role, Bob's responsibility is for the vast majority of the markets where audiences are measured by Nielsen using the Diary methodology or smaller markets with no audience measurement by Nielsen. He is also the co-Head of the Office of Programming for the Company. Mr. Walker joined Cumulus in January of 2013 as the Senior Vice President of Brand Solutions. Prior to joining Cumulus, Mr. Walker was the Executive Vice President-General Manager at The Weather Channel responsible for the cable network. Mr. Walker began his career with Gannett (now Tegna) at WXIA-TV in Atlanta in 1988 and remained with Gannett for nearly 22 years where he ultimately became President-General Manager. Mr. Walker began his professional career at Arthur Andersen with the Denver office in 1982. He received his Bachelor of Science degree in Business Administration and Management from the University of Colorado-Boulder.
Available Information
The Company files annual, quarterly and current reports, proxy statements and other information with the Securities Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Internet site address is www.cumulusmedia.com. The information on our website is not incorporated by reference or part of this or any report we file with or furnish to the SEC. On our site, we make available, free of charge, our most recent Annual Report on Form 10-K, subsequent quarterly reports, our proxy statements and other information we file with the SEC, as soon as reasonably practicable after such documents are filed. You can access our SEC filings through our website by clicking the “SEC Filings” section under the “INVESTORS” tab.

Item 1A.	Risk Factors
Many statements contained or incorporated by reference in this Report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See "Cautionary Statement Regarding Forward-Looking Statements" within Item 1A, "Risk Factors." Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below. The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for listeners and advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the radio broadcasting industry as a whole. Various other audio technologies and services have been developed which compete for listeners and advertising dollars traditionally spent on radio advertising including:

•	personal digital audio and video devices (e.g. smart phones, tablets);

•	satellite delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio;

•	audio programming by internet content providers, internet radio stations such as Spotify and Pandora, cable systems, direct broadcast satellite systems and other digital audio broadcast formats;

•	low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;

•	applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts); and

•	search engine and e-commerce websites where a significant portion of their revenues are derived from advertising dollars such as Google and Yelp.

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
The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising which, in turn, depends on, among other things, the audience ratings of the stations, the number of local advertising competitors and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to both micro- and macro-economic conditions.
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
The Telecommunications Act of 1996 ("Telecom Act") opened up markets to competition by removing regulatory barriers to entry. The Telecom Act may allow for the further consolidation of ownership of radio broadcasting stations in markets in which we operate or may operate in the future, which could further increase competition in these markets. In addition, some competing owners may be larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. Any future relaxation of ownership rules by the FCC could further remove barriers to competition from local media companies who might purchase radio station in our markets. As a result of all the foregoing, there can be no assurance that the competitive environment will not affect us, and that any one or all of our stations will be able to maintain or increase advertising revenue market share.
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

•	the capability and effectiveness of our sales organization;

•	our competitors' activities, including increased competition from other advertising-based mediums;

•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and

•	other factors beyond our control.
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
We have approximately 8,000 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.
The level and certain terms of our indebtedness could adversely affect our financial condition and impair our ability to operate our business.
Our debt agreements contain a number of significant covenants that could adversely affect Cumulus's ability to operate its businesses, as well as significantly affect its liquidity, and therefore could adversely affect Cumulus's results of operations. These covenants restrict (subject to certain exceptions) Cumulus's ability to: incur additional indebtedness; grant liens; consummate mergers, acquisitions, consolidations, liquidations and dissolutions; sell assets; make investments, loans and advances; make payments and modifications to subordinated and other material debt instruments; enter into transactions with affiliates; consummate sale-leaseback transactions; enter into hedging arrangements; allow third parties to manage its stations, and sell substantially all of the stations' programming or advertising; transfer or assign FCC licenses to third parties; and change its lines of business.
The breach of any covenants or obligations in in our debt agreements, not otherwise waived or amended, could result in a default under the agreements and could trigger acceleration of those obligations. Any default under our debt could adversely affect Cumulus's financial condition, results of operations and ability to make payments on debt.
Certain of our variable debt uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally or externally, or any large-scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our business operations. Any individual, sustained or repeated failure of technology could negatively impact our operations and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption as a result of events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data about advertisers, vendors or other business partners and personal information of our employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches as a result of employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to advertisers', vendors', employees' or business partners' information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, significant liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could have a material adverse effect on our business.

We have written off, and could in the future be required to write off a significant portion of the fair value of our FCC licenses, which may adversely affect our financial condition and results of operations.
As of December 31, 2019, our (Successor Company) FCC licenses comprised 47.2% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2019, we recorded a total impairment charge on our FCC licenses of $16.7 million of which approximately $15.6 million is recorded within Impairment of Intangible Assets and the remainder, which relates to an FCC license held for sale, is recorded within Impairment of Assets Held for Sale within our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
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
The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one our stations is improperly interfering with that licensee's station. There can be no assurance as to how the FCC might resolve such a dispute. These FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on our business and results of operations.
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
The Company is subject to many rules and regulations that govern the operations of its radio stations, and these rules may change from time to time. The FCC has previously imposed, or sought to impose, fines on the Company, such as a $540,000 penalty imposed on us in early 2016 for sponsorship identification violations occurring in 2011, nearly all of which occurred prior to the Company's ownership of the station and continued for approximately one month thereafter.  The FCC also has shortened the license renewal terms for certain of our radio stations in response to rule violations. It also is not uncommon for a radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and operated by the Company, and those penalties could be substantial.

FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($414,454 for a single violation, up to a maximum of $3,825,726 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
The FCC increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently increased its enforcement with respect to failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Similarly, the FCC has recently sought to impose substantial fines on broadcasters who transmit Emergency Alert System ("EAS") codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, and in 2015 imposed a fine of $1 million on a radio broadcaster, in each case based on a determined misuse of EAS tones.
The Company is currently subject to, and may become subject to new, FCC inquiries or proceedings related to our stations' broadcasts or operations. We cannot predict the outcome of such inquiries and proceedings, but to the extent that such inquiries or proceedings result in the imposition of fines (alone or in the aggregate), a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operations and business could be materially adversely affected.
Legislation could require radio broadcasters to pay additional royalties, including to additional parties such as record labels or recording artists.
We currently pay royalties to song composers and publishers through BMI, ASCAP, SESAC and GMR but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. Such legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.
We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon the payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be or become subject to restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries' earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-K contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For purposes of federal and state securities laws, forward-looking statements are all statements other than those of historical fact and are typically identified by the words "believes," "contemplates," "expects," "anticipates," "continues," "intends," "likely," "may," "plans," "potential," "should," "will" and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Cumulus and its directors and officers with respect to, among other things, future events, financial results and financial trends expected to impact Cumulus.
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
None.

Item 2.	Properties
The types of properties required to support each of our radio stations include studios, sales offices, and tower sites. A station's studios are generally housed with its offices in a business district within the station's community of license or largest nearby community. The tower sites are generally located in an area to provide maximum market coverage.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act is still being litigated in the Ninth Circuit as a result of a case filed in California. Cumulus is not a party to that case, and the Company is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and, although we are unable to reasonably estimate what effect the ultimate resolution of any known claim or lawsuit might have, the Company does not believe that the ultimate resolution of any known claim or lawsuit would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Shares of our Class A common stock, par value $0.01 per share, were delisted from the NASDAQ Stock Market, LLC (the "NASDAQ") Capital Market, a tier of the NASDAQ Stock Market as of November 22, 2017 because the Company was not compliant with NASDAQ Listing Rules 5550(a)(2) and 5550(b)(1). On November 29, 2017, the Company's stock began trading on the OTC, or over-the-counter, Markets. After our emergence from Chapter 11, we applied for relisting on the NASDAQ Global Market and at the open of business on August 1, 2018, our Class A common stock began trading on the NASDAQ Global Market under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock.
Holders
As of February 14, 2020, there were approximately 165 holders of record of our Class A common stock and 105 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently have any plans to pay any cash dividends on our common stock. Also, we are currently subject to certain restrictions under the terms of our credit agreements with respect to the payment of dividends. For a more detailed discussion of the restrictions in our credit agreements, see Note 10, "Long-Term Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.

Item 6.	Selected Financial Data
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-K, including our consolidated financial statements and notes thereto beginning on page F-2 in this Form 10-K, as well as the information set forth in Item 1A, "Risk Factors." This discussion, as well as various other sections of this Annual Report, contains and refers to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" within Item 1A, "Risk Factors."
For additional information about certain of the matters discussed and described in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.

Our Business and Operating Overview
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 428 owned and operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, the Olympics, the American Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with local impact and national reach through on-air, digital, mobile, and voice-activated media solutions, as well as access to integrated digital marketing services, powerful influencers, and live event experiences.
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
We generate revenue across the following three major revenue streams:
Broadcast radio revenue. Most of our revenue is generated through the sale of terrestrial, broadcast radio advertising time to local, regional, and national clients. Local spot and regional spot advertising is sold by Cumulus employed sales personnel. National spot advertising for our owned and operated stations is marketed and sold by both Katz Media in an outsourced arrangement as well as our own internal national sales team.
In addition to local, regional and national spot advertising revenues, we monetize our available inventory in the network sales marketplace. To effectively deliver network advertising for our customers, we distribute content and programming through third party affiliates in order to reach a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time to us, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach those demographic groups on a national basis. Network advertising airing across our owned, operated and affiliated stations is sold by our internal sales team located across the U.S. to predominantly national and regional advertisers.
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our streaming audio network, podcasting network, websites and mobile applications. We operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcast stations. We sell banner and other display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites. We also sell advertising adjacent to, or embedded in, podcasts through our network of owned and third-party podcasts. In addition, we sell an array of digital marketing services such as, email marketing, geo-targeted display and video solutions, website building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
Other. All non-advertising based revenue types in which the Company participates are aggregated in our Other revenue category. This includes fees we receive for content licensing, revenues from our digital commerce platform, subleases and rents (predominantly for owned towers), proprietary software licensing, and all other revenue.
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
Emergence from Chapter 11
For information about our emergence from Chapter 11, see Note 2, "Emergence from Chapter 11" in the notes to the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.

Non-GAAP Financial Measure
From time to time we utilize certain financial measures that are not prepared or calculated in accordance with generally accepted accounting principles in the U.S. ("GAAP") to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Refinanced Credit Agreement.
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

Consolidated Results of Operations
Analysis of Consolidated Statements of Operations
The Company's operating results and key operating performance measures were not materially impacted by our emergence from Chapter 11. We believe the results of operations and cash flows from January 1, 2018 through June 3, 2018 (the "2018 Predecessor Period") when combined with our consolidated operating results for the period from June 4, 2018 through December 31, 2018 (the "2018 Successor Period," and together with the 2018 Predecessor Period, the "Combined 2018 Predecessor Period and Successor Period") are comparable to certain operating results from the Successor Company year ended December 31, 2019. Although this presentation is not in accordance with GAAP, the Company believes presenting and analyzing the results for the Combined 2018 Predecessor Period and Successor Period allows for a more meaningful comparison. For items that are not comparable, we have included additional analysis to supplement the discussion.
The following selected data from our audited consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP	Non-GAAP
	Year ended December 31,	Period from June 4, 2018 through December 31,	Period from January 1, 2018 through June 3,	Combined Year Ended December 31,	2019 vs 2018 Change
	2019	2018	2018	2018	$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$1,113,445	$686,436	$453,924	$1,140,360	$(26,915)	-2.4%
Content costs	405,653	238,888	163,885	402,773	2,880	0.7%
Selling, general & administrative expenses	461,218	276,551	195,278	471,829	(10,611)	-2.2%
Depreciation and amortization	52,554	34,060	22,046	56,106	(3,552)	-6.3%
Local marketing agreement fees	3,500	2,471	1,809	4,280	(780)	-18.2%
Corporate expenses	57,988	31,714	17,169	48,883	9,105	18.6%
(Gain) loss on sale of assets or stations	(55,403)	103	158	261	(55,664)	N/A
Impairment of assets held for sale	6,165	—	—	—	6,165	N/A
Impairment of intangible assets	15,563	—	—	—	15,563	N/A
Operating income	166,207	102,649	53,579	156,228	9,979	6.4%
Reorganization items, net	—	—	466,201	466,201	(466,201)	-100.0%
Interest expense	(82,916)	(50,718)	(260)	(50,978)	(31,938)	62.7%
Interest income	25	36	50	86	(61)	-70.9%
Gain (loss) on early extinguishment of debt	381	201	—	201	180	89.6%
Other expense, net	(177)	(3,096)	(273)	(3,369)	3,192	-94.7%
Income from continuing operations before income taxes	83,520	49,072	519,297	568,369	(484,849)	-85.3%
Income tax (expense) benefit	(22,263)	12,353	176,859	189,212	(211,475)	-111.8%
Net income	$61,257	$61,425	$696,156	$757,581	$(696,324)	-91.9%
OTHER DATA:
Adjusted EBITDA	$212,988	$153,835	$80,512	$234,347	$(21,359)	-9.1%

Successor Company Year Ended December 31, 2019 compared to the Combined 2018 Predecessor Period and Successor Period
Net Revenue
Net revenue for the Successor Company year ended December 31, 2019 compared to net revenue for the Combined 2018 Predecessor Period and Successor Period decreased as a result of lost revenue associated with the station dispositions that occurred during the twelve months ended December 31, 2019. Declines in local broadcast revenue, political advertising revenue and certain other revenue in the year were more than offset by growth in digital, national spot and network revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the Successor Company year ended December 31, 2019 compared to Content costs for the Combined 2018 Predecessor Period and Successor Period increased primarily as a result of higher digital costs associated with higher digital revenue partially offset by reductions in expenses associated with the station dispositions that occurred during the twelve months ended December 31, 2019, and other personnel cost savings in the year.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the Successor Company year ended December 31, 2019 compared to Selling, general and administrative expenses for the Combined 2018 Predecessor Period and Successor Period decreased as a result of the station dispositions that occurred during the twelve months ended December 31, 2019. Declines in local commissions as a result of a decrease in local broadcast revenue and a decrease in bad debt expense in the year were partially offset by higher amortization of new local commissions, higher sales commissions associated with increased national and digital revenue and increased rent expense resulting from fresh start accounting and implementation of the new lease accounting standard. During the Combined 2018 Predecessor Period and Successor Period, the Company recognized $4.1 million bad debt expense related to receivables from United States Traffic Networks ("USTN").
Depreciation and Amortization
Depreciation and amortization for the Successor Company year ended December 31, 2019 compared to Depreciation and amortization for the Combined 2018 Predecessor Period and Successor Period decreased because of our application of fresh start accounting where the fair value of our fixed assets and intangible assets decreased.
Local Marketing Agreement Fees
Local marketing agreements are those agreements under which we program a radio station on behalf of another party. LMA fees for the Successor Company year ended December 31, 2019 compared to LMA fees for the Combined 2018 Predecessor Period and Successor Period decreased primarily because the Company and Merlin Media, LLC ("Merlin") ended their local marketing agreement under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations (WLUP) on March 9, 2018 and on June 15, 2018, the Company purchased the other station (WKQX).
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the Successor Company year ended December 31, 2019 compared to Corporate expenses for the Combined 2018 Predecessor Period and Successor Period increased primarily a result of higher restructuring costs incurred related to our station disposal and swap transactions and increased stock compensation, personnel and franchise tax expenses.
(Gain) Loss on Sale or Disposal of Assets or Stations
The Gain on sale or disposal of assets or stations for the Successor Company year ended December 31, 2019 of $55.4 million included a $47.6 million gain on the EMF Sale and a $10.5 million gain on the KLOS-FM Sale partially offset by a $2.2 million loss related to the Entercom Swap. See Note 4, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the EMF Sale, KLOS-FM Sale and Entercom Swap.

Impairment of Assets Held for Sale
The impairment of assets held for sale for the Successor Company year ended December 31, 2019 resulted primarily from a $5.0 million adjustment of the purchase price for the DC Land. In addition, as a result of the annual impairment test of our FCC licenses, we recorded a $1.2 million impairment of the WABC FCC license. See Note 7, "Property and Equipment" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the DC Land and WABC FCC license impairments, respectively.
Impairment of Intangible Assets
Impairment of intangible assets for the Successor Company year ended December 31, 2019 of $15.6 million resulted from the annual impairment test of our FCC licenses. See Note 8, "Intangible Assets and Goodwill" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual impairment test.
Interest Expense
Total interest expense for the Successor Company year ended December 31, 2019 is not comparable to total interest expense for the Combined 2018 Predecessor Period and Successor Period as we did not pay certain interest expenses during the 2018 Predecessor Period. During that period, we made adequate protection payments on the Predecessor Term Loan (as defined herein) in lieu of interest payments. In accordance with ASC 852, "Reorganizations," ("ASC 852") we recognized the adequate protection payments as reductions in the principal balance of the Predecessor Term Loan. We also did not make any interest payments on the 7.75% Senior Notes during the 2018 Predecessor Period.
The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP	Non-GAAP
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Combined Year Ended December 31, 2018	2019 vs 2018 $ Change
Term Loan due 2022	$51,332	$50,028	$—	$50,028	$1,304
Term Loan due 2026	7,925	—	—	—	7,925
6.75% Senior Notes	17,344	—	—	—	17,344
Other, including debt issue cost amortization	6,315	690	260	950	5,365
Interest expense	$82,916	$50,718	$260	$50,978	$31,938
Other Expense, net
During the Combined 2018 Predecessor Period and Successor Period, we recorded a non-cash charge of $3.2 million to write off our investment in NextRadio. There were no similar charges for the Successor Company year ended December 31, 2019.
Income Tax (Expense) Benefit
We recorded income tax expense from continuing operations of $22.3 million for the Successor Company year ended December 31, 2019 as compared to a $12.4 million income tax benefit for the 2018 Successor Period and an income tax benefit of $176.9 million for the 2018 Predecessor Period. The income tax expense recorded for the Successor Company year ended December 31, 2019 was primarily the result of federal, state and local income taxes. The tax benefits recorded in the Combined 2018 Predecessor Period and Successor Period were primarily the result of the bankruptcy emergence, reorganization charges and related tax elections.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the Successor Company year ended December 31, 2019 compared to Adjusted EBITDA for the Combined 2018 Predecessor Period and Successor Period decreased.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Combined Year Ended December 31, 2018
GAAP net income	$61,257	$61,425	$696,156	$757,581
Income tax expense (benefit)	22,263	(12,353)	(176,859)	(189,212)
Non-operating expenses, including net interest expense	83,068	53,777	483	54,260
Local marketing agreement fees	3,500	2,471	1,809	4,280
Depreciation and amortization	52,554	34,060	22,046	56,106
Stock-based compensation expense	5,301	3,404	231	3,635
(Gain) loss on sale of assets or stations	(55,403)	103	158	261
Impairment of assets held for sale	6,165	—	—	—
Impairment of intangibles	15,563	—	—	—
Reorganization items, net	—	—	(466,201)	(466,201)
Restructuring costs	18,315	11,194	2,455	13,649
Franchise taxes	786	(45)	234	189
Gain on early extinguishment of debt	(381)	(201)	—	(201)
Adjusted EBITDA	$212,988	$153,835	$80,512	$234,347
Segment Results of Operations
The Company historically operated under two reportable segments - Cumulus Radio Station Group and Westwood One. As a result of changes to its organizational structure and approach to operating the business, during the third quarter of 2019, the Company reassessed its reportable segments. Management considered factors including, but not limited to: (i) organizational structure and functional responsibilities of management; (ii) operational aspects including inventory optimization across all sales channels; and (iii) management incentive metrics. These factors impacted how the chief operating decision maker evaluates performance and how operating decisions are made, which are now performed at the consolidated level.
The Company concluded that we have one reportable segment and has presented the comparative periods on a consolidated basis to reflect the one reportable segment.
Liquidity and Capital Resources
As of December 31, 2019 and 2018, we had $17.0 million and $30.0 million, respectively, of cash and cash equivalents, including restricted cash. We generated cash from operating activities of $104.3 million and $32.4 million for the Successor Company year ended December 31, 2019 and for the Successor Company period June 4, 2018 through December 31, 2018, respectively. The Predecessor Company generated cash from operating activities of $29.1 million for the period January 1, 2018 through June 3, 2018.
Historically, our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging or otherwise uncertain economic periods. In certain periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base helps us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. However, future reductions in revenue or profitability are possible and could have a material adverse effect on the Company's results of operations, financial condition or liquidity.
We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets where the net value accretion realized in a sale exceeds the value that management believes could be realized over time by continuing to operate the assets, or assets that do not support our strategic objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time.
Credit Agreement (Term Loan due 2022)
As described in the notes to the accompanying audited consolidated financial statements, on June 4, 2018 (the "Effective Date"), the Company and certain of its subsidiaries entered into a new credit agreement (the "Credit Agreement"). Pursuant to the terms of the Plan, Cumulus Media New Holdings Inc., a Delaware corporation ("Holdings") and an indirectly wholly-owned subsidiary of the Company, and certain of the Company's other subsidiaries, entered into the Credit Agreement with Wilmington Trust, National Association, as Administrative Agent and the other banks and financial institutions party thereto as Lenders (as defined therein), which replaced the Amended and Restated Credit Agreement, dated as of December 23, 2013, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., as borrower, the lender parties thereto, the administrative agent thereto, the co-syndication agents thereto, and the co-documentation agents thereto (the "Canceled Credit Agreement"), pursuant to which Old Cumulus had borrowed the Predecessor Term Loan. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $1.3 billion senior secured Term Loan (the "Term Loan due 2022").
Amounts outstanding under the Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the "Prime Rate" and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%.
On October 11, 2018, the Company purchased $50.2 million of face value of the Term Loan due 2022 for $50.0 million, a discount to par value of 0.40%. On March 18, 2019, the Company purchased $25.4 million of face value of the Term Loan due 2022 for $25.0 million, a discount to par value of 1.50%. These transactions were funded with cash from operations. On June 5, 2019, with the proceeds from the EMF Sale (see Note 4, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K) and cash on hand, the Company made a $115.0 million voluntary prepayment at par on the Term Loan due 2022. On June 26, 2019, the Company used the net proceeds from the issuance of the 6.75% Senior Notes (see below) to make a $492.7 million voluntary prepayment at par on the Term Loan due 2022. On July 22, 2019, with the proceeds from the KLOS Sale (see Note 4, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K) and cash on hand, the Company made a $50.0 million voluntary prepayment at par on the Term Loan due 2022. On September 26, 2019, the Company made a $28.7 million voluntary prepayment at par on the Term Loan due 2022 in conjunction with the refinancing of the Credit Agreement (see below).
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance all of the remaining Term Loan due 2022.
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2019, the Term Loan due 2026 bore interest at a rate of 5.55% per annum.

Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. The maturity date of the Term Loan due 2026 is March 26, 2026.
The Refinanced Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Refinanced Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Refinanced Credit Agreement). Upon the occurrence of an event of default, the Administrative Agent (as defined in the Refinanced Credit Agreement) may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the Refinanced Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate.
The Refinanced Credit Agreement does not contain any financial maintenance covenants. The Refinanced Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility, subject to certain conditions (see below).
The borrowers may elect, at their option, to prepay amounts outstanding under the Refinanced Credit Agreement without premium or penalty, except in a refinancing or repricing transaction prior to March 26, 2020, where the borrower would be required to pay a 1% premium. The borrowers may be required to make mandatory prepayments of the Term Loan due 2026 upon the occurrence of specified events as set forth in the Refinanced Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Refinanced Credit Agreement).
Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. ("Intermediate Holdings"), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.
The issuance of the Term Loan due 2026 and repayment of the Term Loan due 2022 were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition, to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment of the Term Loan due 2022. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. Debt issuance costs for exiting lenders who chose not to participate in the Term Loan due 2026 were accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the Term Loan due 2026 totaling $3.6 million for new lenders were capitalized and amortized over the term of the Term Loan due 2026. An additional $1.5 million of debt discount for the issuance of the Term Loan due 2026 was capitalized for continuing lenders deemed to be modified. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the Consolidated Statements of Cash Flows. Costs incurred with third-parties for the issuance of the Term Loan due 2026 of $3.5 million related to modification for continuing lenders were expensed and included in Interest Expense in the Consolidated Statements of Operations.
As of December 31, 2019, we were in compliance with all required covenants under the Refinanced Credit Agreement.
Revolving Credit Agreement
On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a credit agreement (the "Revolving Credit Agreement"), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, Intermediate Holdings as a guarantor, certain lenders, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.
The Revolving Credit Facility matures on August 17, 2023. Availability under the Revolving Credit Facility is tied to a borrowing base that equals 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria and reduced by outstanding letters of credit. Under the Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit.

Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the "Prime Rate" and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility.
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
Amounts outstanding under the Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Revolving Credit Agreement (the "Revolver Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Revolver Guarantors.
As of December 31, 2019 and 2018, $2.9 million and $2.8 million were outstanding in the form of letters of credit under the Revolving Credit Facility, respectively. As of December 31, 2019, we were in compliance with all required covenants under the Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, Holdings (the "Issuer"), and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes"). The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan due 2022 (see above). In conjunction with the issuance of the 6.75% Senior Notes, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the 6.75% Senior Notes.
Interest on the 6.75% Senior Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The 6.75% Senior Notes mature on July 1, 2026.
The Issuer may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, on or after July 1, 2022, at the following prices:

Year	Price
2022	103.7500%
2023	101.6875%
2024 and thereafter	100.0000%

Prior to July 1, 2022, the Issuer may redeem all or part of the 6.75% Senior Notes upon not less than 30 nor more than 60 days prior notice, at 100% of the principal amount of the 6.75% Senior Notes redeemed plus a "make whole" premium.

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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of December 31, 2019, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
The 6.75% Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the 6.75% Senior Notes for resale under the Securities Act, or the securities laws of any other jurisdiction and is not required to exchange the 6.75% Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
Listing of Our Class A Common Stock
On November 22, 2017, as a result of our previously disclosed non-compliance with certain NASDAQ listing rules, trading in our Class A common stock was suspended effective at the open of business on November 22, 2017. After our emergence from Chapter 11, we applied for relisting on the NASDAQ Global Market and at the open of business on August 1, 2018, our Class A common stock began trading on the NASDAQ Global Market under the symbol "CMLS."
Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the Successor Company year ended December 31, 2019, and the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018, respectively (dollars in thousands):

	Successor Company		Predecessor Company	Non-GAAP
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Combined Year Ended December 31, 2018
Repayments of borrowings under the Term Loan due 2022	$1,242,918	$56,500	$—	$56,500
Adequate protection payments on the Predecessor Term Loan	$—	$—	$37,802	$37,802
Repayments of borrowings under Term Loan due 2026	$1,313	$—	$—	$—
Interest payments	$76,846	$49,785	$—	$49,785
Capital expenditures	$29,469	$15,684	$14,019	$29,703
Net Cash Provided by Operating Activities

	Successor Company		Predecessor Company	Non-GAAP
(Dollars in thousands)	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Combined Year Ended December 31, 2018
Net cash provided by operating activities	$104,270	$32,398	$29,132	$61,530
Net cash provided by operating activities in the Successor Company year ended December 31, 2019 compared to the Combined 2018 Predecessor Period and Successor Period ended December 31, 2018 increased as a result of higher net income adjusted for non-cash items, which primarily related to our bankruptcy. We also had favorable changes in working capital year over year, which was driven predominantly by prepaids and other current assets.

Net Cash Provided by (Used in) Investing Activities

	Successor Company		Predecessor Company	Non-GAAP
(Dollars in thousands)	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Combined Year Ended December 31, 2018
Net cash provided by (used in) investing activities	$117,589	$(33,098)	$(14,019)	$(47,117)
Net cash provided by investing activities for the Successor Company year ended December 31, 2019 compared to the Combined 2018 Predecessor Period and Successor Period increased primarily because of proceeds received from the EMF and KLOS-FM sales in 2019 and payment for the acquisition of WKQX in the Combined 2018 Predecessor Period and Successor Period. For additional detail about the EMF and KLOS-FM sales in 2019 and acquisition of WKQX from Merlin in 2018, see Note 4, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.
Net Cash Used in Financing Activities

	Successor Company		Predecessor Company	Non-GAAP
(Dollars in thousands)	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018	Combined Year Ended December 31, 2018
Net cash used in financing activities	$(234,890)	$(57,613)	$(38,652)	$(96,265)
For the Successor Company year ended December 31, 2019, net cash used in financing activities reflects our repayment of the outstanding balance on the Term Loan due 2022 from proceeds received from new debt issuances (Term Loan due 2026 of $525.0 million and 6.75% Senior Notes of $500.0 million) and the EMF and KLOS-FM sales as well as cash generated from operations. See Note 10, "Long-Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the new debt issuances. We also paid $12.9 million in deferred financing costs.
During the Combined 2018 Predecessor Period and Successor Period ended December 31, 2018, the Company made $37.8 million in adequate protection payments on the Predecessor Term Loan in lieu of interest payments and recorded these payments as a reduction to the principal balance of the Predecessor Term Loan and also made $56.5 million in repayments on borrowings on our Term Loan due 2022.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.

Revenue Recognition
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.
Broadcasting advertising revenue is recognized as commercials are broadcast. In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue on a net basis with no corresponding operating expenses.
Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determined the allowance based on several factors, including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.
In the opinion of management, credit risk with respect to accounts receivable is limited as a result of the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers as needed and believes that adequate allowances for any uncollectible accounts receivable are maintained.
Intangible Assets
As of December 31, 2019, we had approximately $995 million of indefinite-lived and definite-lived intangible assets, which represented approximately 56.5% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicated that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations. See Note 8, "Intangible Assets and Goodwill" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual impairment tests performed of our indefinite-lived intangible assets.
The Company's definite-lived intangible assets consist primarily of affiliate and producer relationships, which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company's future cash flows.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018, was $5.3 million, $3.4 million, and $0.2 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. For restricted stock awards with service conditions only, we utilize the intrinsic value method to determine the fair value of the restricted stock issued. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and calculates stock-based compensation expense based on this assessment.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates the Company expects will be applicable when those tax assets and liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized. We continually review the adequacy of our valuation allowance, if any, on our deferred tax assets and recognize the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company's net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made.
The Company recognizes a tax position as a benefit only if it is more-likely-than-not that the position would be sustained in an examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded.
Legal Proceedings
We currently are, and expect that from time to time in the future, we will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and, although we are unable to reasonable estimate what effect the ultimate resolution of any known claim or lawsuit might have, we do not believe the ultimate resolution of any known claim or lawsuit would have a material adverse effect on our financial position, results of operations or cash flows. For more information, see Item 3, "Legal Proceedings" included elsewhere in this Form 10-K.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018 and the Predecessor Company period January 1, 2018 through June 3, 2018, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $45.3 million, $26.5 million, and $19.0 million, respectively; and (2) trade and barter expenses of $44.4 million, $27.1 million, and $18.0 million, respectively.
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
Upon the application of fresh start accounting, CUMULUS MEDIA allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations ("ASC 805"). Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, our consolidated financial statements after June 3, 2018 generally are not comparable to our consolidated financial statements as of or prior to that date.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2019.

New Accounting Standards
Refer to Note 1, "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. The Company's management, including the CEO and the CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements as a result of error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements because of possible errors or fraud may occur and not be detected.

(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ John Abbot

President, Chief Executive Officer and Director	Executive Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2020 Annual Meeting of Stockholders expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K ("2020 Proxy Statement").

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in our 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2020 Proxy Statement.
Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2019, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	557,298	$25.46	829,091
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	557,298	$25.46	829,091

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Information about the Board of Directors" in our 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the caption "Proposal No. 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" in our 2020 Proxy Statement.

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

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3
Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.5	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Form of Credit Agreement dated as of June  4, 2018, among Holdings, as borrower, the subsidiaries of Holdings party thereto as borrowers, Intermediate Holdings as guarantor, Wilmington Trust, National Association, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2
Warrant Agreement, dated as of June 4, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.4 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.5 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.6 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.7 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.8 *	Form of Stock Option Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.9 *	Form of Stock Option Agreement (Senior Executive) (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.10 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.11
Credit Agreement, dated as of August 17, 2018, among certain subsidiaries of Cumulus Media New Holdings Inc., as borrowers, certain lenders, Cumulus Media Intermediate Inc., as a guarantor, and Deutsche Bank AG New York Branch, as a lender and Administrative Agent (incorporated by reference to Exhibit 10.11 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 20, 2018)

10.12*
Form of Employment Agreement, dated September 29, 2015, by and between the Company and Mary G. Berner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 30, 2015)

10.13*
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.14*
Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.15*
Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.16*
Employment Agreement, dated July 1, 2016, by and between Cumulus Media Inc. and John Abbot (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 16, 2017)

10.17*
Amended and Restated Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and John Abbot (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.18*
Employment Agreement, dated as of December 13, 2015, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.19*
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.20*
Second Amendment to Employment Agreement, dated January 26, 2018, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on February 1, 2018)

10.21*
First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Mary G. Berner (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.22*
Second Amendment to Employment Agreement, dated October 26, 2017, by and between Cumulus Media Inc. and Mary Berner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.23
Credit Agreement, dated as of September  26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

21.1 **	Subsidiaries.

23.1 **	Consents of PricewaterhouseCoopers LLP. (Successor and Predecessor Company)

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	INS XBRL Instance Document.

101.SCH	SCH XBRL Taxonomy Extension Schema Document.

101.CAL	CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	LAB XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2020.

CUMULUS MEDIA INC.

By	/s/ John Abbot
John Abbot Executive Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and Director	February 21, 2020
Mary G. Berner

/s/ John Abbot	Executive Vice President, Treasurer and Chief Financial Officer	February 21, 2020
John Abbot

/s/ Andrew W. Hobson	Director	February 21, 2020
Andy W. Hobson

/s/ David M. Baum	Director	February 21, 2020
David M. Baum

/s/ Matthew C. Blank	Director	February 21, 2020
Matthew C. Blank

/s/ Thomas H. Castro	Director	February 21, 2020
Thomas H. Castro

/s/ Joan Hogan Gillman	Director	February 21, 2020
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	February 21, 2020
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Page
(1)	Financial Statements
	Reports of Independent Registered Public Accounting Firm	F-2
	Consolidated Balance Sheets as of December 31, 2019 (Successor) and 2018 (Successor)	F-4

Consolidated Statements of Operations for the year ended December 31, 2019 (Successor), period from June 4, 2018 through December 31, 2018 (Successor) and period from January 1, 2018 through June 3, 2018 (Predecessor)

F-6
	Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 2019, period ended December 31, 2018 (Successor) and period ended June 3, 2018 (Predecessor)	F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2019 (Successor), period from June 4, 2018 through December 31, 2018 (Successor) and period from January 1, 2018 through June 3, 2018 (Predecessor)

F-8
	Notes to Consolidated Financial Statements	F-8
(2)	Financial Statement Schedule
	Schedule II: Valuation and Qualifying Accounts	F-50

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (Successor) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows for the year ended December 31, 2019 and for the period from June 4, 2018 through December 31, 2018, including the related notes and financial statement schedule of valuation and qualifying accounts for the year ended December 31, 2019 and for the period from June 4, 2018 through December 31, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from June 4, 2018 through December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the Southern District of New York confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the "Plan") on May 10, 2018. Confirmation of the plan resulted in the discharge of certain claims against the Company that arose before November 29, 2017 and terminated all rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on June 4, 2018 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of June 4, 2018.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
February 21, 2020
We have served as the Company’s auditor since 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows of Cumulus Media Inc. and its subsidiaries (Predecessor) for the period from January 1, 2018 through June 3, 2018, including the related notes and financial statement schedule of valuation and qualifying accounts for the period from January 1, 2018 through June 3, 2018 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2018 through June 3, 2018 in conformity with accounting principles generally accepted in the United States of America.

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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 18, 2019
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,142	$27,584
Restricted cash	1,865	2,454
Accounts receivable, less allowance for doubtful accounts of $5,197 and $5,483 in 2019 and 2018, respectively	242,599	250,111
Trade receivable	2,790	3,390
Assets held for sale	87,000	80,000
Prepaid expenses and other current assets	31,285	31,452
Total current assets	380,681	394,991
Property and equipment, net	232,934	235,898
Operating lease right-of-use assets	143,436	—
Broadcast licenses	830,490	935,652
Other intangible assets, net	164,383	193,535
Other assets	9,408	15,076
Total assets	$1,761,332	$1,775,152
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$97,527	$101,320
Current portion of operating lease liabilities	34,462	—
Trade payable	2,323	2,578
Current portion of term loan due 2022	—	13,000
Current portion of term loan due 2026	5,250	—
Total current liabilities	139,562	116,898
Term loan due 2022	—	1,230,299
Term loan due 2026, net of debt issuance costs of $5,007	513,431	—
6.75% senior notes, net of debt issuance costs of $6,938	493,062	—
Operating lease liabilities	111,184	—
Other liabilities	27,839	25,742
Deferred income taxes	21,038	12,384
Total liabilities	1,306,116	1,385,323
Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 15,750,097 and 12,995,080 shares issued; 15,681,439 and 12,995,080 outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 1,926,848 and 3,560,604 shares issued and outstanding as of December 31, 2019 and December 31, 2018 respectively	—	—
Treasury stock, at cost, 68,658 shares as of December 31, 2019	(1,171)	—
Additional paid-in-capital	333,705	328,404
Retained earnings	122,682	61,425
Total stockholders' equity	455,216	389,829
Total liabilities and stockholders' equity	$1,761,332	$1,775,152
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Successor Company		Predecessor Company
	December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Net revenue	$1,113,445	$686,436	$453,924
Operating expenses:
Content costs	405,653	238,888	163,885
Selling, general & administrative expenses	461,218	276,551	195,278
Depreciation and amortization	52,554	34,060	22,046
Local marketing agreement fees	3,500	2,471	1,809
Corporate expenses	57,988	31,714	17,169
(Gain) loss on sale of assets or stations	(55,403)	103	158
Impairment of assets held for sale	6,165	—	—
Impairment of intangible assets	15,563	—	—
Total operating expenses	947,238	583,787	400,345
Operating income	166,207	102,649	53,579
Non-operating (expense) income:
Reorganization items, net	—	—	466,201
Interest expense	(82,916)	(50,718)	(260)
Interest income	25	36	50
Gain on early extinguishment of debt	381	201	—
Other expense, net	(177)	(3,096)	(273)
Total non-operating (expense) income, net	(82,687)	(53,577)	465,718
Income before income taxes	83,520	49,072	519,297
Income tax (expense) benefit	(22,263)	12,353	176,859
Net income	$61,257	$61,425	$696,156
Basic and diluted earnings per common share (see Note 15, "Earnings Per Share"):
Basic: Earnings per share	$3.04	$3.07	$23.73
Diluted: Earnings per share	$3.02	$3.05	$23.73
Weighted average basic common shares outstanding	20,130,835	20,028,227	29,338,329
Weighted average diluted common shares outstanding	20,284,137	20,164,638	29,338,329
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the year ended December 31, 2019, period ended December 31, 2018 (Successor), and period ended June 3, 2018 (Predecessor)
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock			Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value		Number of Shares		Value	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total
Balance at December 31, 2017 (Predecessor)	32,031,054	$320	—	$—	80,609	$1		2,806,187		$(229,310)	$1,626,428	$(2,093,554)	$(696,115)
Net loss	—	—	—	—	—	—		—		—	—	(44,000)	(44,000)
Other	—	—	—	—	—	—		—		—	247	—	247
Stock-based compensation expense	—	—	—	—	—	—		—		—	231	—	231
Balance at June 3, 2018 (Predecessor)	32,031,054	$320	—	$—	80,609	$1		2,806,187		$(229,310)	$1,626,906	$(2,137,554)	$(739,637)
Implementation of Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(32,031,054)	(320)	—	—	(80,609)	(1)		(2,806,187)		229,310	(1,626,906)	—	(1,397,917)
Elimination of accumulated deficit	—	—	—	—	—	—		—		—	—	2,137,554	2,137,554
Issuance of Successor common stock	11,052,211	—	5,218,209	—	—	—		—		—	264,394	—	264,394
Issuance of Successor warrants	—	—	—	—	—	—		—		—	60,606	—	60,606
Balance at June 4, 2018 (Successor)	11,052,211	$—	5,218,209	$—	—	$—		—		$—	$325,000	$—	$325,000
Net income												61,425	61,425
Conversion of Class B common stock	1,692,849	—	(1,692,849)	—	—	—		—		—	—	—	—
Exercise of warrants	221,657	—	35,244	—	—	—	—	—	—	—	—	—	—
Issuance of Successor common stock	28,363	—	—	—	—	—		—		—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,404	—	3,404
Balance at December 31, 2018 (Successor)	12,995,080	$—	3,560,604	$—	—	$—		—		$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—	—		—		—	—	61,257	61,257
Shares returned in lieu of tax payments	—	—	—	—	—	—		68,658		(1,171)		—	(1,171)
Conversion of Class B common stock	1,636,791	—	(1,636,791)	—	—	—		—		—	—	—	—
Exercise of warrants	900,729	—	—	—	—	—		—		—	—	—	—
Issuance of Successor common stock	148,839	—	3,035	—	—	—		—		—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—		—		—	5,301	—	5,301
Balance at December 31, 2019 (Successor)	15,681,439	$—	1,926,848	$—	—	$—		68,658		$(1,171)	$333,705	$122,682	$455,216

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Successor Company		Predecessor Company
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Cash flows from operating activities:
Net income	$61,257	$61,425	$696,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,554	34,060	22,046
Amortization of right of use assets	24,053	—	—
Amortization of debt issuance costs/discounts	894	71	—
Provision for doubtful accounts	4,077	5,313	5,993
(Gain) loss on sale of assets or stations	(55,403)	103	158
Non-cash reorganization items, net	—	—	(523,651)
Impairment of assets held for sale	6,165	—	—
Impairment of intangible assets	15,563	—	—
Impairment charges - Next Radio Investment	—	3,170	—
Deferred income taxes	8,654	(27,411)	(179,455)
Stock-based compensation expense	5,301	3,404	231
Gain on early extinguishment of debt	(381)	(201)	—
Other	9	153	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	3,433	(39,699)	12,697
Trade receivable	53	1,831	(997)
Prepaid expenses and other current assets	(176)	(4,700)	(5,831)
Operating leases	4,592	—	—
Assets held for sale	29	—	—
Other assets	5,345	3,981	(436)
Accounts payable and accrued expenses	(32,067)	(10,077)	7,777
Trade payable	(177)	(676)	190
Other liabilities	495	1,651	(5,746)
Net cash provided by operating activities	104,270	32,398	29,132
Cash flows from investing activities:
Proceeds from sale of assets or stations	147,058	586	—
Acquisition	—	(18,000)	—
Capital expenditures	(29,469)	(15,684)	(14,019)
Net cash provided by (used in) investing activities	117,589	(33,098)	(14,019)
Cash flows from financing activities:
Repayment of borrowings under term loan due 2022	(1,242,918)	(56,500)	—
Borrowings under term loan due 2026	525,000	—	—
Repayment of borrowings under term loan due 2026	(1,313)	—	—
Adequate protection payments on predecessor term loan	—	—	(37,802)
Proceeds from issuance of 6.75% senior notes	500,000	—	—
Financing costs	(12,883)	(1,113)	(850)
Shares returned in lieu of tax payments	(1,171)	—	—
Repayments of financing lease obligations	(1,605)	—	—
Net cash used in financing activities	(234,890)	(57,613)	(38,652)
Decrease in cash and cash equivalents	(13,031)	(58,313)	(23,539)
Cash, cash equivalents and restricted cash at beginning of period	30,038	88,351	111,890
Cash, cash equivalents and restricted cash at end of period	$17,007	$30,038	$88,351

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies
Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, "CUMULUS MEDIA," "we," "us," "our," or the "Company") is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that was organized in 2002.
Nature of Business
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 428 owned and operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, the Olympics, the American Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with local impact and national reach through on-air, digital, mobile, and voice-activated media solutions, as well as access to integrated digital marketing services, powerful influencers, and live event experiences.
Basis of Presentation
As previously disclosed, on November 29, 2017 (the "Petition Date"), CM Wind Down Topco Inc. (formerly known as Cumulus Media Inc.), a Delaware corporation ("Old Cumulus") and certain of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief (the "Bankruptcy Petitions") under Chapter 11 of Title 11 of the United States ("U.S.") Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors' chapter 11 cases (the "Chapter 11 Cases") were jointly administered under the caption In re Cumulus Media Inc., et al, Case No. 17-13381. On May 10, 2018, the Bankruptcy Court entered the Findings of Fact, Conclusions of Law and Order Confirming the Debtors' First Amended Joint Chapter 11 Plan of Reorganization [Docket No. 769] (the "Confirmation Order"), which confirmed the First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 446] (the "Plan"), as modified by the Confirmation Order. On June 4, 2018 (the "Effective Date"), Old Cumulus satisfied the conditions to effectiveness set forth in the Confirmation Order and in the Plan, the Plan was substantially consummated, and Old Cumulus and the other Debtors emerged from Chapter 11. On June 29, 2018, the Bankruptcy Court entered an order closing the Chapter 11 Cases of all of the Debtors other than Old Cumulus, whose case will remain open until its estate has been fully administered including resolving outstanding claims and the Bankruptcy Court enters an order closing its case.
In connection with its emergence, Old Cumulus implemented a series of internal reorganization transactions authorized by the Plan pursuant to which it transferred substantially all of its remaining assets to an indirectly wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc.), a Delaware corporation ("CUMULUS MEDIA" or the "Company"), prior to winding down its business. References to "Successor" or "Successor Company" relate to the balance sheet and results of operations of CUMULUS MEDIA on and subsequent to June 4, 2018. References to "Predecessor," "Predecessor Company" or "Old Cumulus" refer to the balance sheet and results of operations of Old Cumulus prior to June 4, 2018.
Upon filing for bankruptcy and up through and including the emergence from Chapter 11 on the Effective Date, the Company applied Accounting Standards Codification ("ASC") 852 - Reorganizations ("ASC 852"), in preparing its consolidated financial statements (see Note 2, "Emergence from Chapter 11" and Note 3, "Fresh Start Accounting"). As a result of the application of fresh start accounting and the effects of the implementation of the Plan, a new entity for financial reporting purposes was created, and consequently the consolidated financial statements after June 3, 2018 are not comparable to the consolidated financial statements prior to that date. Refer to Note 3, "Fresh Start Accounting" for additional information.
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reportable Segments
The Company historically operated under two reportable segments - Cumulus Radio Station Group and Westwood One. As a result of changes to its organizational structure and approach to operating the business, during the third quarter of 2019, the Company reassessed its reportable segments. Management considered factors including, but not limited to: (i) organizational structure and functional responsibilities of management; (ii) operational aspects including inventory optimization across all sales channels; and (iii) management incentive metrics. These factors impacted how the chief operating decision maker evaluates performance and how operating decisions are made, which are now performed at the consolidated level.

The Company concluded that we have one reportable segment and has presented the comparative periods on a consolidated basis to reflect the one reportable segment.
Use of Estimates
The preparation of financial statements in conformity with the generally accepted accounting principles in the U.S., or GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Comprehensive Income
Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of stockholders' equity. During the years ended December 31, 2019 and 2018, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.
Cash and Cash Equivalents
The Company considered all highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determined the allowance based on several factors, including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.
In the opinion of management, credit risk with respect to accounts receivable is limited as a result of the large number of customers and the geographic diversification of the Company's customer base. The Company performs credit evaluations of its customers as needed and believes that adequate allowances for any uncollectible accounts receivable are maintained.
Property and Equipment
Property and equipment are stated at cost. Major additions or improvements are capitalized, including interest expense when material, while repairs and maintenance are charged to expense when incurred. Property and equipment acquired in business combinations accounted for under the acquisition method of accounting are recorded at their estimated fair values on the date of acquisition. Equipment held under financing leases is stated at the present value of minimum future lease payments. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of operations.
Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under financing leases and leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation of construction in progress is not recorded until the assets are placed into service.
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

Intangible Assets
As of December 31, 2019, the Company's intangible assets were comprised of Federal Communications Commission ("FCC") licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In determining that the Company's FCC licenses qualified as indefinite lived intangibles, management considered a variety of factors including the FCC's historical record of renewing broadcasting licenses, the cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company's evaluation of the recoverability of its indefinite-lived assets, which include FCC licenses is based on certain judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset's carrying amount is not recoverable, a write-down of the asset would be recorded through a charge to operations.
Revenue Recognition
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those good or services.
Broadcast advertising revenue is recognized as commercials are broadcast. In those instances in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue on a net basis with no corresponding operating expenses.
Advertising Costs
Advertising costs are expensed as incurred. For the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018, advertising costs incurred were $6.0 million, $4.6 million and $2.6 million, respectively
Local Marketing Agreements
A number of radio stations, including certain of our stations, have entered into Local Marketing Agreements ("LMAs"). In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.
As of December 31, 2019 and 2018, the Company operated two radio stations under LMAs. For the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018 and the Predecessor Company period January 1, 2018 through June 3, 2018, the stations operated under LMAs contributed $3.5 million, $3.5 million, and $2.6 million, respectively, to the consolidated net revenue of the Company.

Stock-based Compensation Expense
Stock-based compensation expense recognized for the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018 and the Predecessor Company period January 1, 2018 through June 3, 2018, was $5.3 million, $3.4 million and $0.2 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. For restricted stock awards with service conditions only, the Company utilizes the intrinsic value method to determine the fair value of the restricted stock issued. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and calculates stock-based compensation expense based on this assessment.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $45.3 million, $26.5 million and $19.0 million, respectively; and (2) trade and barter expenses of $44.4 million, $27.1 million, and $18.0 million, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates the Company expects will be applicable when those tax assets and liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against a deferred tax asset to measure its net realizable value when it is not more likely than not that the benefits of its recovery will be recognized. The Company continually reviews the adequacy of our valuation allowance, if any, on our deferred tax assets and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740").
The Company recognizes a tax position as a benefit only if it is more-likely-than-not that the position would be sustained in an examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded.
Earnings Per Share
Basic income per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net income from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company's third amended and restated certificate of incorporation, as amended (the "Charter").
Non-vested restricted shares of Class A common stock and Company Warrants (defined below) are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company recorded net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and outstanding warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.

Fair Values of Financial Instruments
The carrying amounts of cash equivalents, restricted cash, accounts receivables, accounts payable, trade payables and receivables and accrued expenses approximate fair value because of the short term to maturity of these instruments (See Note 11, "Fair Value Measurements").
Accounting for National Advertising Agency Contract
The Company has engaged Katz Media Group, Inc. ("Katz") as its national advertising sales agent. The Company's contract with Katz has several economic elements that principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
The Company's accounting for and calculation of commission expense to be recognized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense in each period. Actual results may differ from management's estimates.

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the Successor Company year ended December 31, 2019, the Successor Company period from June 4, 2018 through December 31, 2018 and the Predecessor Company period from January 1, 2018 through June 3, 2018 (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31,	Period from June 4, 2018 through December 31,	Period from January 1, 2018 through June 3,
	2019	2018	2018
Supplemental disclosures of cash flow information:
Interest paid	$76,846	$49,785	$—
Adequate protection payments on the Predecessor Term Loan	—	—	37,802
Income taxes paid	18,590	7,266	1,992

Supplemental disclosures of non-cash flow information:
Trade revenue	$45,308	$26,516	$18,973
Trade expense	44,378	27,098	17,964
Transfer of deposit from escrow - WKQX acquisition	—	4,750	—

Supplemental disclosures of non-cash reorganization items impact on changes in assets and liabilities:
Accounts receivable	$—	$—	$(11)
Prepaid expenses and other current assets	—	—	21,077
Property and equipment	—	—	(121,732)
Other intangible assets, goodwill and other assets	—	—	283,217
Accounts payable, accrued expenses and other liabilities	—	—	(36,415)
Cancellation of 7.75% Senior Notes	—	—	(610,000)
Cancellation of Predecessor Company Term Loan	—	—	(1,684,407)
Issuance of Successor Company Term Loan	—	—	1,300,000
Cancellation of Predecessor Company stockholders' equity	—	—	649,620
Issuance of Successor Company stockholders' equity	—	—	(325,000)

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$15,142	$27,584	$50,046
Restricted cash	1,865	2,454	38,305
Total cash and cash equivalents and restricted cash	$17,007	$30,038	$88,351

Adoption of New Accounting Standards
ASU 2016-02 - Leases (Topic 842) ("ASU 2016-02"). In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, which provides updated guidance for the accounting for leases. This update requires lessees to recognize assets and liabilities for the rights and obligations created by leases with a term longer than one year. Leases will be classified as either financing or operating, thereby impacting the pattern of expense recognition in the statement of operations. In July 2018, the FASB issued ASU 2018-10 - Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11 - Targeted Improvements ("ASU 2018-11"), which provide technical corrections and clarification to ASU 2016-02. ASU 2016-02 and amendments ASU 2018-10 and ASU 2018-11 were effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company adopted the new lease standard, or "ASC 842", on January 1, 2019 and elected the "package of practical expedients" and as a result did not recast existing leases prior to January 1, 2019. The new lease standard also provides as a practical expedient and an accounting policy election, the option to not separate non-lease components from the associated lease components and instead account for each separate lease component and its associated non-lease components as a single lease component. The Company elected this option both for leases under which it is the lessor and for leases under which it is the lessee. In adopting the new standard, the Company aggregated and evaluated lease arrangements, implemented new controls and processes, and installed a lease accounting system. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $156.1 million and $154.5 million on January 1, 2019. See Note 16, "Leases" for further information.
Recent Accounting Standards Updates
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). In June 2016, the FASB issued ASU 2016-13 which requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of "probable" has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset's origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for public business entities, excluding Smaller Reporting Companies ("SRC"), for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard is effective for SRCs for fiscal years beginning after December 15, 2022. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Consolidated Financial Statements.
ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. Adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
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
Cancellation of Certain Prepetition Obligations
In connection with the effectiveness of and pursuant to the terms of the Plan, on the Effective Date, the obligations of Old Cumulus and its subsidiaries under the following agreements were satisfied and discharged:

•
Amended and Restated Credit Agreement, dated as of December 23, 2013, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., as borrower, certain lenders, JPMorgan Chase Bank, N.A., as lender and Administrative Agent, Royal Bank of Canada and Macquarie Capital (USA) Inc., as co-syndication agents, and Credit Suisse AG, Cayman Islands Branch, Fifth Third Bank, Goldman Sachs Bank USA and ING Capital LLC, as co-documentation agents ("the Canceled Credit Agreement"), pursuant to which Old Cumulus had outstanding term loans in the amount of $1.7 billion (the "Predecessor Term Loan");

•
Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, as supplemented, and pursuant to which Old Cumulus had outstanding senior notes with a face value of $610.0 million ("7.75% Senior Notes"); and

•	Rights Agreement, dated as of June 5, 2017, between Cumulus Media Inc. and Computershare Trust Company, N.A., as Rights Agent (the "Rights Agreement").
Additional Matters Contemplated by the Plan

•
In accordance with the Plan, on the Effective Date each share of Old Cumulus's Class A common stock, par value $0.01 per share (the "old Class A common stock"), Class B common stock, par value $0.01 per share (the "old Class B common stock"), and Class C common stock, par value $0.01 per share (the "old Class C common stock" and together with the old Class A common stock and the old Class B common stock, the "old common stock") outstanding immediately prior to the Effective Date, including all stock options, warrants or other rights, including rights issued under the Rights Agreement, to purchase such old common stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect. Furthermore, all of Old Cumulus's equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect;

•
On the Effective Date, the Company's certificate of incorporation was amended and restated to authorize the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0000001 per share ("new Class A common stock"), 100,000,000 shares of Class B common stock, par value $0.0000001 per share ("new Class B common stock" and, together with the new Class A common stock, the "new common stock") and 100,000,000 shares of preferred stock (see Note 12, "Stockholders' Equity");

•	On the Effective Date, the Company issued 11,052,211 shares of new Class A common stock and 5,218,209 shares of new Class B common stock;

•	On the Effective Date, the Company issued 3,016,853 Series 1 warrants to purchase shares of new common stock;

•
After the Effective Date, the Company also issued or will issue 712,736 Series 2 warrants (the "Series 2 warrants" and, together with the Series 1 warrants, the "Warrants") to purchase shares of new common stock;

•
The Company entered into a $1.3 billion credit agreement (the "Credit Agreement" or "Term Loan") with Wilmington Trust, N.A., as administrative agent (the "Agent") and the lenders named therein (see Note 10, "Long-Term Debt");

•
The holders of claims with respect to the Predecessor Term Loan received the following in full and complete satisfaction of their respective claims thereunder: (i) a pro rata share of the Term Loan and (ii) a pro rata share of 83.5% of the new common stock and warrants issued, subject to dilution by certain issuances under the Long-Term Incentive Plan (the "Incentive Plan") (see Note 12, "Stockholders' Equity");

•
The holders of unsecured claims against Old Cumulus including claims arising from the 7.75% Senior Notes received, in the aggregate, 16.5% of the new common stock and warrants issued, subject to dilution by certain issuances under the Incentive Plan;

•
The Company's board of directors was reconstituted to consist of the Company's President and Chief Executive Officer and six independent directors selected by the holders of the Predecessor Term Loan; and

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
3. Fresh Start Accounting
Upon filing for bankruptcy and up through and including the emergence from Chapter 11 on the Effective Date, the Company qualified for fresh start accounting under ASC 852 because (i) the holders of voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. ASC 852 requires that fresh start accounting be applied when the Bankruptcy Court enters a confirmation order confirming a plan of reorganization, or as of a later date when all material conditions precedent to the effectiveness of a plan of reorganization are resolved, which for CUMULUS MEDIA was the Effective Date.

Upon the application of fresh start accounting, CUMULUS MEDIA allocated the reorganization value to its individual assets based on their estimated fair values in conformity with ASC 805, Business Combinations ("ASC 805"). Reorganization value represents the fair value of the Successor Company's assets before considering liabilities. Liabilities existing as of the Effective Date, other than deferred taxes, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted discount rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor Company accumulated depreciation, accumulated amortization, and accumulated deficit were eliminated. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company's consolidated financial statements after June 3, 2018 are not comparable to the Company's consolidated financial statements as of or prior to that date.
Reorganization Value
As set forth in the Plan, the enterprise value of the Successor Company was estimated to be between $1.5 billion and $1.7 billion. Based on the estimates and assumptions discussed below, CUMULUS MEDIA estimated the enterprise value to be $1.675 billion, which was confirmed by the Bankruptcy Court.
Management estimated the enterprise value of the Successor Company utilizing the guideline public company method and discounted cash flow method ("DCF"). The use of each approach provides corroboration for the other approach. To estimate enterprise value utilizing the guideline public company method, management applied valuation multiples, derived from the operating data of publicly-traded benchmark companies, to the same operating data of CUMULUS MEDIA. The guideline public company analysis identified a group of comparable companies giving consideration to lines of business and markets served, size and geography. The valuation multiples were derived based on projected financial measures of revenue and earnings before interest, taxes, depreciation and amortization and applied to projected operating data of CUMULUS MEDIA.
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
The Company's enterprise value represents the fair value of its interest-bearing debt and equity capital, while the reorganization value is derived from the enterprise value by adding back non-interest-bearing liabilities. The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (dollars in thousands):

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

Condensed Consolidated Balance Sheet
The adjustments set forth in the following Condensed Consolidated Balance Sheet reflect the consummation of the transactions contemplated by the Plan (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments"). The explanatory notes highlight methods used to determine fair values or other amounts of the assets and liabilities as well as significant assumptions or inputs (dollars in thousands).

	Predecessor Company As of June 3, 2018	Reorganization Adjustments		Fresh Start Adjustments		Successor Company As of June 4, 2018
Assets
Current assets:
Cash and cash equivalents	$108,480	$(58,434)	(1)	$—		$50,046
Restricted cash	13,720	24,585	(2)	—		38,305
Accounts receivable	215,724	—		—		215,724
Trade receivable	5,221	—		—		5,221
Prepaid expenses and other current assets	49,912	(19,990)	(3)	—		29,922
Total current assets	393,057	(53,839)		—		339,218
Property and equipment, net	193,574	—		121,732	(12)	315,306
Broadcast licenses	1,203,809	—		(285,309)	(13)	918,500
Other intangible assets, net	75,056	—		137,402	(13)	212,458
Goodwill	135,214	—		(135,214)	(14)	—
Other assets	18,012	—		—		18,012
Total assets	$2,018,722	$(53,839)		$(161,389)		$1,803,494
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$108,448	$6,253	(4)	$(128)	(15)	$114,573
Current portion of Term Loan	—	13,000	(5)	—		13,000
Total current liabilities	108,448	19,253		(128)		127,573
Term loan	—	1,268,983	(5)	18,017	(16)	1,287,000
Other liabilities	2,801	21,312	(6)	13	(17)	24,126
Deferred income taxes	—	50,437	(7)	(10,642)	(18)	39,795
Total non-current liabilities	2,801	1,340,732		7,388		1,350,921
Liabilities subject to compromise	2,647,110	(2,647,110)	(8)	—		—
Total liabilities	2,758,359	(1,287,125)		7,260		1,478,494
Stockholders' (deficit) equity:
Predecessor Class A common stock	320	(320)	(9)	—		—
Predecessor Class C common stock	1	(1)	(9)	—		—
Predecessor treasury stock	(229,310)	229,310	(9)	—		—
Predecessor additional paid-in-capital	1,626,906	(1,626,906)	(9)	—		—
Successor Class A common stock	—	—		—		—
Successor Class B common stock	—	—		—		—
Successor additional-paid-in-capital	—	325,000	(10)	—		325,000
(Accumulated deficit) retained earnings	(2,137,554)	2,306,203	(11)	(168,649)	(19)	—
Total stockholders' (deficit) equity	(739,637)	1,233,286		(168,649)		325,000
Total liabilities and stockholders' (deficit)	$2,018,722	$(53,839)		$(161,389)		$1,803,494

Reorganization adjustments

1.	Reflects cash payments and the funding of professional fee escrow account from the implementation of the Plan as follows (dollars in thousands):

Payment of professional fees	$3,118
Adequate protection payment	1,326
Payment of contract cure claims	20,341
Funding of professional fee escrow amount	32,517
Other fees and expenses	1,132
Net cash payments	$58,434

2.	Reflects net additions to restricted cash giving effect to the funding of professional fee escrow account for professional fees accrued and the payment of restructuring fees (dollars in thousands):

Funding of professional fee escrow account	$32,517
Payment of restructuring fees	(7,932)
Net changes to restricted cash	$24,585

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
Refer to Note 12, "Stockholders' Equity" for the determination of fair value of equity issued to unsecured creditors.

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
Fresh Start adjustments

12.
Reflects the increase in net book value of property and equipment to the estimated fair value as of the Effective Date. The following table summarizes the components of property and equipment, net as of June 3, 2018, and the fair value as of the Effective Date (dollars in thousands):

	Estimated Useful Life	Successor Company	Predecessor Company
Land	N/A	$159,464	$86,287
Broadcasting and other equipment	3 to 30 years	58,369	248,607
Computer and capitalized software costs	1 to 3 years	11,791	34,924
Furniture and fixtures	5 years	4,432	15,571
Leasehold improvements	5 years	24,089	46,471
Buildings	9 to 20 years	26,964	51,994
Construction in progress	N/A	30,197	30,197
Property and equipment, gross		315,306	514,051
Less: accumulated depreciation		—	(320,477)
Property and equipment, net		$315,306	$193,574

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
13. The Company recorded an adjustment to intangible assets of $147.9 million as follows (dollars in thousands):

	Successor Company	Predecessor Company	Difference
Broadcast licenses	$918,500	$1,203,809	$(285,309)
Other intangible assets	212,458	75,056	137,402
Total	$1,130,958	$1,278,865	$(147,907)

The fair values of broadcasting licenses and other intangible assets were determined as follows:

a.
Broadcast licenses ($918.5 million as of June 4, 2018): The fair value of broadcast licenses was determined using the Greenfield approach, a derivation of the income approach that isolates the income that is properly attributable to the license alone. It is based upon modeling a hypothetical "Greenfield" build-up to a normalized enterprise that, by design, lacks inherent goodwill and has other assets that have essentially been paid for or added as part of the build-up process.

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
(d) The carrying amount of certain claims were adjusted to the estimated value of the claim that will be allowed by the Bankruptcy Court.
(e) Non-cash expenses to record estimated allowed claim amounts related to rejected executory contracts.
(f) Federal Communications Commission filing and U.S. Trustee fees directly associated with the reorganization process and the write-off of Predecessor director and officer insurance policies.
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
The Company recognized a loss on the exchange in the amount of $2.2 million, which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statement of Operations for the year ended December 31, 2019.
Connoisseur Media Asset Exchange
On June 26, 2019, the Company completed its previously announced swap agreement with Connoisseur Media (the "Connoisseur Swap"). In connection with the agreement, the Company received WODE-FM, WWYY-FM, WEEX-AM and WTKZ-AM in and around Allentown, PA and Connoisseur Media received WEBE-FM in Westport, CT, and WICC-AM in Bridgeport, CT.
The carrying amount of the assets transferred to Connoisseur Media as part of the Connoisseur Swap was approximately $3.7 million. During the third quarter of 2019, the Company completed the accounting for the Connoisseur Swap. No gain or loss was recognized on the Connoisseur Swap for the year ended December 31, 2019, because the fair value of assets acquired in the Connoisseur Swap was approximately equal to the carrying amount of the assets transferred.
Educational Media Foundation Sale
On May 31, 2019, the Company completed its previously announced sale of six radio stations, WYAY-FM (Atlanta, GA), WPLJ-FM (New York, NY), KFFG-FM (San Francisco, CA), WZAT-FM (Savannah, GA), WXTL-FM (Syracuse, NY), and WRQX-FM (Washington, DC) to Educational Media Foundation for $103.5 million in cash (the "EMF Sale"). The Company recorded a gain of $47.6 million on the sale which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2019.
Meruelo Media Sale
On July 15, 2019, the Company completed its previously announced sale of KLOS-FM in Los Angeles, CA to Meruelo Media for $43.0 million in cash (the "KLOS Sale"). Prior to the completion of the sale, Meruelo Media began programming KLOS-FM under a Local Marketing Agreement on April 16, 2019. The Company recorded a gain of $10.5 million on the sale which is included in the (Gain) Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

Merlin Media, LLC LMA
In the first quarter of 2018, the Company and Merlin Media, LLC ("Merlin") amended their LMA under which the Company programmed two FM radio stations owned by Merlin. The Company ceased programming one of the stations ("WLUP") on March 9, 2018, but continued to program the other FM station ("WKQX") under the amended LMA. On April 3, 2018, the Company entered into an asset purchase agreement with Merlin, pursuant to which it agreed to purchase WKQX and certain intellectual property for $18.0 million in cash. On April 10, 2018, the Court approved the purchase and the Company made a payment in escrow of $4.75 million. On June 15, 2018, the Company closed on the purchase of WKQX.
The table below summarizes the purchase price allocation among the tangible and intangible assets acquired in the WKQX purchase (dollars in thousands):

Allocation	Amount
FCC licenses	$17,476
Property and equipment	524
Total purchase price	$18,000
5. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Advertising revenues	$1,096,705	$674,069	$445,019
Non-advertising revenues	16,740	12,367	8,905
Total Revenue	$1,113,445	$686,436	$453,924
Advertising Revenues
Substantially all of the Company's revenues are from advertising, primarily generated through (i) the sale of broadcast radio advertising time and advertising and promotional opportunities across digital audio networks to local, regional, national and network advertisers and (ii) remote/event revenue. The Company considers each advertising element a separate contract, and thus a separate performance obligation, as a result of both the customer's and the Company's respective ability to stop transferring promised goods or services during the contract term without notice or penalty. Thus, revenue associated with these contracts is recognized at the time advertising or other services, for example hosting an event, is delivered.
The Company's payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is generally not significant. There are no further obligations for returns, refunds or similar obligations related to the contracts. The Company records deferred revenues when cash payments including amounts which are refundable are received in advance of performance.
Non-Advertising Revenues
Non-advertising revenue does not constitute a material portion of the Company's revenue and primarily consists of licensing content, and to a lesser degree, tower rental agreements, satellite rental income and sublease income. Tower rental agreements typically range from one to five years with renewal clauses. Such agreements generally contain a stated recurring monthly amount due, which is recognized upon delivery of services or passage of time. These agreements generally contain a single performance obligation.

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
To satisfy the requirement of accounting for the material right, the Company considers both the transaction price associated with each advertising spot as well as the timing of revenue recognition for the spots. Customers are often provided bonus spots, which are radio advertising spots, free of charge, explicitly within the contract terms or implicitly agreed upon with the customer consistent with industry standard practices. The Company typically runs these bonus spots concurrent with paid spots. As the delivery and revenue recognition for both paid and bonus spots generally occur within the same period, the difference between the time of delivery and recognition of revenue is insignificant.
Principal versus Agent Considerations
In those instances in which the Company functions as the principal in a transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions solely as an agent or sales representative, the Company's effective commission is presented as revenue on a net basis with no corresponding operating expenses.
The Company maintains revenue sharing agreements and inventory representation agreements with various radio companies. For all revenue sharing and inventory representation agreements, the Company performs an analysis in accordance with ASC 606 to determine if the amounts should be recorded on a gross or net basis. The Company continues to record all revenue sharing agreements on a gross basis with the shared revenue amount recorded within Content costs in the Consolidated Statements of Operations and inventory representation agreements on a net basis.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within Selling, general and administrative expenses in our Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company recorded an asset of approximately $7.9 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the Successor Company for the year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018, was $6.1 million, $1.9 million, and $0.4 million, respectively.  No impairment losses have been recognized in the fiscal year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018.
6. Restricted Cash
As of December 31, 2019 and 2018, the Company's Consolidated Balance Sheets included approximately $1.9 million and $2.5 million, respectively, in restricted cash. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.

7. Property and Equipment
Property and equipment consisted of the following as of December 31, 2019 and 2018 (dollars in thousands):

	Estimated Useful Life	December 31, 2019	December 31, 2018
Land	N/A	$73,261	$79,670
Broadcasting and other equipment	3 to 30 years	92,083	77,812
Computer and capitalized software costs	1 to 3 years	22,859	17,681
Furniture and fixtures	5 years	5,977	5,269
Leasehold improvements	5 years	27,118	25,812
Buildings	9 to 20 years	29,935	28,689
Construction in progress	N/A	23,353	15,946
Property and equipment, gross		274,586	250,879
Less: accumulated depreciation		(41,652)	(14,981)
Property and equipment, net		$232,934	$235,898
Depreciation expense for the Successor Company year ended December 31, 2019, the Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018 was $27.1 million, $15.2 million, and $14.2 million, respectively.
In connection with the application of fresh start accounting on June 3, 2018, the Company recorded fair value adjustments disclosed in Note 3, "Fresh Start Accounting." Accumulated depreciation was therefore eliminated as of that date.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. As a result of the annual impairment assessment, there was no impairment to capitalized costs related to our internally developed software as of December 31, 2019.
The table presented above does not reflect certain assets in the Company's Washington, DC and New York, NY markets, which have been classified as held for sale in the accompanying Consolidated Balance Sheet as of December 31, 2019. See below for further discussion regarding assets held for sale.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell.
     During the year ended December 31, 2015, the Company entered into an agreement to sell certain land in the Company's Washington, DC market to a third party (the "DC Land"). The asset was classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019 and 2018.
On September 18, 2019, the agreement was amended to, among other changes, adjust the purchase price to a total of $75.0 million. The Company recorded a $5.0 million impairment on the DC Land in the third quarter of 2019 to adjust the carrying amount of this asset to fair value. The impairment is included in the Impairment of Assets Held for Sale financial statement line item of the Company's Consolidated Statements of Operations. The sale is subject to various conditions and approvals, including, without limitation, the receipt by the buyer of certain required permits and approvals for its expected use of the land. There can be no assurance that such sale will be completed at the agreed price or at all.

On June 27, 2019, the Company announced that it had entered into an agreement to sell WABC-AM in New York, NY to Red Apple Media, Inc. (the "WABC Sale"). The closing of the WABC Sale is subject to various conditions which remain pending. The Company expects the WABC Sale to close within the first half of 2020. In conjunction with our annual impairment test of our FCC licenses, we recorded a $1.2 million impairment charge to adjust the carrying amount of the WABC FCC license to fair value. The impairment is included in the Impairment of Assets Held for Sale financial statement line item of the Company's Consolidated Statements of Operations. See Note 8, "Intangible Assets and Goodwill" for additional discussion related to the results of our annual impairment test.
The major categories of these assets held for sale are as follows (dollars in thousands):

	December 31, 2019			December 31, 2018
	WABC Sale	DC Land	Total	DC Land
Property and equipment, net	$7,054	$75,000	82,054	$80,000
FCC license	4,573	—	4,573	—
Other intangibles, net	373	—	373	—
Total	$12,000	$75,000	$87,000	$80,000

8. Intangible Assets and Goodwill
The carrying amount of goodwill is as follows (dollars in thousands):

Total
Balance as of January 1, 2018 (Predecessor Company)
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Balance as of January 1, 2018 (Predecessor Company)	$135,214
Balance as of June 3, 2018 (Predecessor Company)
Goodwill	$1,582,806
Accumulated impairment losses	(1,447,592)
Balance as of June 3, 2018 (Predecessor Company)	$135,214
Impact of fresh start accounting	(135,214)
Balance as of June 4, 2018 (Successor Company)	$—
Prior to the application of fresh start accounting, goodwill represented the excess of the amount paid to acquire businesses over the fair value of their net assets at the date of the acquisition. The Company eliminated goodwill upon application of fresh start accounting (see Note 3, "Fresh Start Accounting"). The Successor Company had no goodwill as of December 31, 2019 and 2018.

Intangible Assets
The Company's intangible assets are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of January 1, 2018 (Predecessor Company)	$1,203,809	$—	$—	$—	$—	$82,994	$1,286,803
Dispositions	—	—	—	—	—	—	—
Balance as of June 3, 2018 (Predecessor Company)	$1,203,809	$—	$—	$—	$—	$82,994	$1,286,803
Impact of fresh start accounting	(285,309)	21,200	130,000	32,000	15,000	(68,736)	(155,845)
Balance as of June 4, 2018 (Successor Company)	$918,500	$21,200	$130,000	$32,000	$15,000	$14,258	$1,130,958
Dispositions	(324)	(16)	—	—	(17)	(5)	(362)
Acquisitions (See Note 4)	17,476	—	—	—	—	—	17,476
Balance as of December 31, 2018 (Successor Company)	$935,652	$21,184	$130,000	$32,000	$14,983	$14,253	$1,148,072

Accumulated Amortization
Balance as of June 3, 2018 (Predecessor Company)	$—	$—	$—	$—	$—	$(7,938)	$(7,938)
Impact of fresh start accounting	—	—	—	—	—	7,938	7,938
Balance as of June 4, 2018 (Successor Company)	$—	$—	$—	$—	$—	$—	$—
Amortization expense	—	—	(6,894)	(3,733)	(971)	(7,287)	(18,885)
Balance as of December 31, 2018 (Successor Company)	$—	$—	$(6,894)	$(3,733)	$(971)	$(7,287)	$(18,885)
Net Book Value as of December 31, 2018 (Successor Company)	$935,652	$21,184	$123,106	$28,267	$14,012	$6,966	$1,129,187

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2018 (Successor Company)	$935,652	$21,184	$130,000	$32,000	$14,983	$14,253	$1,148,072
Acquisitions (See Note 4)	24,111	—	—	—	—	—	24,111
Dispositions	(107,973)	(1,065)	—	—	(1,065)	(710)	(110,813)
Assets held for sale (See Note 7)	(5,737)	(198)	—	—	(197)	(132)	(6,264)
Impairment charges	(15,563)	—	—	—	—	—	(15,563)
Other (a)	—	—	—	—	—	(2,220)	(2,220)
Balance as of December 31, 2019 (Successor Company)	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323

Accumulated Amortization
Balance as of December 31, 2018 (Successor Company)	$—	$—	$(6,894)	$(3,733)	$(971)	$(7,287)	$(18,885)
Amortization Expense	—	—	(11,818)	(6,400)	(1,558)	(4,881)	(24,657)
Dispositions			—	—	115	691	806
Other (a)	—	—	—	—	—	286	286
Balance as of December 31, 2019 (Successor Company)	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Net Book Value as of December 31, 2019 (Successor Company)	$830,490	$19,921	$111,288	$21,867	$11,307	$—	$994,873

(a) Reclassification of leasehold intangibles to right of use assets related to the adoption of ASC 842.
In connection with the Company's adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by management with the assistance of valuation specialists. The Company recorded an adjustment of $147.9 million to reflect the above changes as of the Effective Date (See Note 3, "Fresh Start Accounting").
Total amortization expense related to the Company's definite-lived intangible assets was $24.6 million, $18.8 million and $7.9 million, for the Successor Company year ended December 31, 2019, Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018, respectively.
As of December 31, 2019, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2020	$19,743
2021	19,743
2022	19,743
2023	16,009
2024	13,343
Thereafter	55,881
Total definite-lived intangibles, net	$144,462

Impairment Testing
The Company performs annual impairment testing of its indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. At the time of each impairment test, if the fair value of the indefinite-lived intangible is less than its carrying amount, an impairment charge is recorded to our results of operations. As a result of our annual impairment tests of our trademarks, there was no impairment in 2019 or 2018. The results of our FCC license impairment testing are discussed below.
The Company reviews the carrying amount of its definite-lived intangible assets, primarily affiliate and producer relationships, for recoverability prior to its annual impairment test of its indefinite-lived intangible assets and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Impairment Testing of FCC Licenses
A valuation analysis is conducted each year as of December 31 to test the Company's FCC licenses for impairment. The Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of our FCC licenses, we utilized the income approach, specifically the Greenfield Method. This approach values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The estimated fair values of our FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by a market participant, and that the use of the asset is physically possible, legally permissible and financially feasible.
In estimating the value of the licenses, we began with market revenue projections based on third-party radio industry data. Next, we estimated the percentage of the market's total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by station type (i.e., AM and FM) and signal strength.
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2019	December 31, 2018
Discount rate	8.0%	9.0%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	20% – 30%	26% – 28%
As a result of the impairment test as of December 31, 2019, there was a $16.7 million impairment charge primarily related to a decrease in revenue projections for one of our markets. Of the total impairment charge, $15.6 million is recorded within Impairment of Intangible Assets and the remainder is recorded within Impairment of Assets Held for Sale within our Consolidated Statements of Operations. There was no impairment as of December 31, 2018.
As of December 31, 2019, the carrying amount (after the impact of impairment,) of our FCC licenses was $830.5 million and the FCC license fair value of five of the Company's 87 geographical markets exceeded the respective carrying amount by less than 10%. The aggregate carrying amount of the licenses relating to these markets was $52.6 million.
If the macroeconomic conditions of the radio industry or the underlying material assumptions are less favorable than those projected by the Company or if a triggering event occurs or circumstance change that would more likely than not reduce the fair value of FCC licenses below the amounts reflected in the Consolidated Balance Sheets, the Company may be required to recognize additional impairment charges in future periods.

9. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Accrued employee costs	$26,417	$23,599
Accrued third party content costs	31,006	28,963
Accounts payable	861	11,695
Accrued other	39,243	37,063
Total accounts payable and accrued expenses	$97,527	$101,320

10. Long-Term Debt
The Company's long-term debt consisted of the following as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	December 31, 2019	December 31, 2018
Term Loan due 2022	$—	$1,243,299
Less: current portion of Term Loan due 2022	—	(13,000)
Term Loan due 2026	523,688	—
Less: current portion of Term Loan due 2026	(5,250)	—
6.75% Senior Notes	500,000	—
Less: current portion of 6.75% Senior Notes	—	—
Less: Total unamortized debt issuance costs	$(11,945)	—
Total long-term debt, net, excluding current maturities	$1,006,493	$1,230,299
Future maturities of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

2020	$5,250
2021	5,250
2022	5,250
2023	5,250
2024	5,250
Thereafter	997,438
Total	$1,023,688
Credit Agreement (Term Loan due 2022)
On the Effective Date pursuant to the terms of the Plan, Cumulus Media New Holdings Inc., a Delaware corporation ("Holdings") and an indirectly wholly-owned subsidiary of the Company, and certain of the Company's other subsidiaries, entered into a new credit agreement (the "Credit Agreement") with Wilmington Trust, National Association, as Administrative Agent and the other banks and financial institutions party thereto as Lenders (as defined therein), which replaced the Amended and Restated Credit Agreement, dated as of December 23, 2013, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., as borrower, the lender parties thereto, the administrative agent thereto, the co-syndication agents thereto, and the co-documentation agents thereto (the "Canceled Credit Agreement"), pursuant to which Old Cumulus had borrowed the Predecessor Term Loan. Pursuant to the Credit Agreement, the lenders party thereto were deemed to have provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $1.3 billion senior secured Term Loan (the "Term Loan due 2022").

Amounts outstanding under the Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 4.50%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 3.50%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified as the "Prime Rate" and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%.
On October 11, 2018, the Company purchased $50.2 million of face value of the Term Loan due 2022 for $50.0 million, a discount to par value of 0.40%. On March 18, 2019, the Company purchased $25.4 million of face value of the Term Loan due 2022 for $25.0 million, a discount to par value of 1.50%. These transactions were funded with cash from operations. On June 5, 2019, with the proceeds from the EMF Sale (see Note 4, "Acquisitions and Dispositions") and cash on hand, the Company made a $115.0 million voluntary prepayment at par on the Term Loan due 2022. On June 26, 2019, the Company used the net proceeds from the issuance of the 6.75% Senior Notes (see below) to make a $492.7 million voluntary prepayment at par on the Term Loan due 2022. On July 22, 2019, with the proceeds from the KLOS Sale (see Note 4, "Acquisitions and Dispositions") and cash on hand, the Company made a $50.0 million voluntary prepayment at par on the Term Loan due 2022. On September 26, 2019, the Company made a $28.7 million voluntary prepayment at par on the Term Loan due 2022 in conjunction with the refinancing of the Credit Agreement (see below).
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance all of the remaining Term Loan due 2022.
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2019, the Term Loan due 2026 bore interest at a rate of 5.55% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. The maturity date of the Term Loan due 2026 is March 26, 2026.
The Refinanced Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Refinanced Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Refinanced Credit Agreement). Upon the occurrence of an event of default, the Administrative Agent (as defined in the Refinanced Credit Agreement) may, with the consent of, or upon the request of the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the Refinanced Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate.
The Refinanced Credit Agreement does not contain any financial maintenance covenants. The Refinanced Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility, subject to certain conditions (see below).
The borrowers may elect, at their option, to prepay amounts outstanding under the Refinanced Credit Agreement without premium or penalty, except in a refinancing or repricing transaction prior to March 26, 2020, where the borrower would be required to pay a 1% premium. The borrowers may be required to make mandatory prepayments of the Term Loan due 2026 upon the occurrence of specified events as set forth in the Refinanced Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Refinanced Credit Agreement).

Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Inc. ("Intermediate Holdings"), which is a subsidiary of the Company, and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.
The issuance of the Term Loan due 2026 and repayment of the Term Loan due 2022 were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition, to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment of the Term Loan due 2022. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. Debt issuance costs for exiting lenders who chose not to participate in the Term Loan due 2026 were accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the Term Loan due 2026 totaling $3.6 million for new lenders were capitalized and amortized over the term of the Term Loan due 2026. An additional $1.5 million of debt discount for the issuance of the Term Loan due 2026 was capitalized for continuing lenders deemed to be modified. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the Consolidated Statements of Cash Flows. Costs incurred with third-parties for the issuance of the Term Loan due 2026 of $3.5 million related to modification for continuing lenders were expensed and included in Interest Expense in the Consolidated Statements of Operations.
As of December 31, 2019, we were in compliance with all required covenants under the Refinanced Credit Agreement.
Revolving Credit Agreement
On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the "Revolving Credit Facility") pursuant to a credit agreement (the "Revolving Credit Agreement"), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, Intermediate Holdings as a guarantor, certain lenders, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.
The Revolving Credit Facility matures on August 17, 2023. Availability under the Revolving Credit Facility is tied to a borrowing base that equals 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria and reduced by outstanding letters of credit. Under the Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit.
Borrowings under the Revolving Credit Facility bear interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the Revolving Credit Facility. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the "Prime Rate" and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the Revolving Credit Facility will be subject to a commitment fee ranging from 0.250% to 0.375% based on the utilization of the facility.
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

Amounts outstanding under the Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Revolving Credit Agreement (the "Revolver Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Credit Agreement as borrowers, and the Revolver Guarantors.
As of December 31, 2019 and 2018, $2.9 million and $2.8 million was outstanding in the form of letters of credit under the Revolving Credit Facility, respectively. As of December 31, 2019, the Company was in compliance with all required covenants under the Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, Holdings (the "Issuer"), and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes"). The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan due 2022 (see above). In conjunction with the issuance of the 6.75% Senior Notes, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the 6.75% Senior Notes.
Interest on the 6.75% Senior Notes is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The 6.75% Senior Notes mature on July 1, 2026.
The Issuer may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, on or after July 1, 2022, at the following prices:

Year	Price
2022	103.7500%
2023	101.6875%
2024 and thereafter	100.0000%

Prior to July 1, 2022, the Issuer may redeem all or part of the 6.75% Senior Notes upon not less than 30 nor more than 60 days prior notice, at 100% of the principal amount of the 6.75% Senior Notes redeemed plus a "make whole" premium.
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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of December 31, 2019, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
The 6.75% Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the 6.75% Senior Notes for resale under the U.S. Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction and is not required to exchange the 6.75% Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

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
11. Fair Value Measurements
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
The following table shows the gross amount and fair value of the Term Loan due 2022, Term Loan due 2026 and the 6.75% Senior Notes (dollars in thousands):

	December 31, 2019	December 31, 2018
Term Loan due 2022:
Gross value	$—	$1,243,299
Fair value - Level 2	—	1,182,688
Term Loan due 2026:
Gross value	$523,688	$—
Fair value - Level 2	528,684	—
6.75% Senior Notes:
Gross value	$500,000	$—
Fair value - Level 2	533,250	—
As of December 31, 2019, the Company used trading prices from a third party of 100.95% and 106.65% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2018, the Company used trading prices from a third party of 95.13% to calculate the fair value of the Term Loan 2022.

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 7, "Property and Equipment" for further discussion.
12. Stockholders' Equity
Successor Common Stock
Pursuant to the Company's Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.

Each share of new Class A common stock is entitled to one vote per share on each matter submitted to a vote of the Company's stockholders. Except as provided below and as otherwise required by the Charter, the Company's bylaws or by applicable law, the holders of new Class A common stock shall vote together as one class on all matters submitted to a vote of stockholders generally (or if any holders of shares of preferred stock are entitled to vote together with the holders of common stock, as a single class with such holders of shares of preferred stock).
Holders of new Class B common stock are generally not entitled to vote such shares on matters submitted to a vote of the Company's stockholders. Notwithstanding the foregoing, holders of new Class B common stock are entitled to one vote per share of new Class B common stock, voting as a separate class, on any proposed amendment or modification of any specific rights or obligations that affect holders of new Class B common stock and that do not similarly affect the rights or obligations of the holders of new Class A common stock. In addition, holders of new Class B common stock are entitled to one vote per share of new Class B common stock, voting together with the holders of new Class A common stock, on each of the following matters, if and only if any such matter is submitted to a vote of the stockholders (provided that the Company may take action on any of the following without a vote of the stockholders to the extent permitted by law):

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
As of the date hereof, no shares of preferred stock are outstanding. The Charter provides that the Board may, by resolution, establish one or more classes or series of preferred stock having the number of shares and relative voting rights, designations and other rights, preferences, and limitations as may be fixed by them without further stockholder approval. The holders of any such preferred stock may be entitled to preferences over holders of common stock with respect to dividends, or upon a liquidation, dissolution, or the Company's winding up, in such amounts as are established by the resolutions of the Board approving the issuance of such shares.
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
No holder of new common stock has any preemptive right to subscribe for any shares of the Company's capital stock issuable in the future.
If the Company is liquidated (either partially or completely), dissolved or wound up, whether voluntarily or involuntarily, the holders of new common stock shall be entitled to share ratably in the Company's net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock.

In connection with the Company's emergence from Chapter 11 and in reliance on the exemption from registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, the Company issued a total of 11,052,211 shares of new Class A common stock and 5,218,209 shares of new Class B common stock. The holders of claims with respect to the Predecessor Term Loan received 83.5% of the new common stock and warrants issued. For further discussion regarding the warrants issued to the holders of claims with respect to the Predecessor Term Loan, see "Successor Stock Purchase Warrants" section below. The holders of unsecured claims, including claims arising from the 7.75% Senior Notes, received, or will receive in the aggregate, 16.5% of the new common stock and warrants issued.
During the Successor Company year ended December 31, 2019 and period from June 4, 2018 to December 31, 2018, certain holders of new Class B common stock elected to exchange 1,636,791 and 1,692,849 shares respectively, of new Class B common stock for an equal number of shares of new Class A common stock.
Successor Stock Purchase Warrants
On the Effective Date, the Company entered into a warrant agreement (the "Warrant Agreement") with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Predecessor Company and (ii) issued or will issue 712,736 Series 2 warrants to purchase shares of new Class A common stock or new Class B common stock on a one-for- one basis with an exercise price of $0.0000001 per share, to other claimants. The Warrants expire on June 4, 2038.
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
The Communications Act of 1934, as amended (the "Communications Act") restricts the Company from having more than 25% of its capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. The Company applied for a declaratory ruling from the FCC to increase the level of foreign ownership of the Company greater than that permitted under the Communications Act. Pursuant to the Warrant Agreement, upon receipt of the declaratory ruling from the FCC, the Company is required to exchange new common stock for outstanding Warrants to the extent permitted by the declaratory ruling, subject to proration among the holders of Warrants as set forth therein. If the declaratory ruling will not allow the Company to exchange new common stock for all of the outstanding Warrants, then, in addition to proration among holders, all remaining Series 2 warrants will be mandatorily exchanged for Series 1 warrants.
Predecessor Common Stock
The Predecessor Company was authorized to issue an aggregate of 268,830,609 shares of stock divided into four classes consisting of:

i.	93,750,000 shares designated as Class A common stock;

ii.	75,000,000 shares designated as Class B common stock;

iii.	80,609 shares designated as Class C common stock, and

iv.	100,000,000 shares of preferred stock.
In accordance with the Plan, each share of old common stock outstanding prior to the Effective Date, including all options, warrants or other rights, including rights issued under the Rights Agreement, to purchase such old common stock, were extinguished, canceled and discharged, and each such share, option or warrant has no further force or effect. Furthermore, all of Old Cumulus's equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect.

Predecessor Warrants
2009 Warrants
In June 2009, in connection with the execution of an amendment to Old Cumulus's then-existing credit agreement, the Predecessor Company issued warrants to the lenders thereunder that allowed them to acquire up to 156,250 shares of old Class A common stock at an exercise price of $1.17 per share (the "2009 Warrants"). None of the 2009 warrants were converted during the period from January 1, 2018 to June 3, 2018, and as of June 3, 2018 there were 40,057 of the 2009 Warrants outstanding. The Predecessor 2009 Warrants were canceled in their entirety as of the Effective Date.
Citadel Warrants
As a component of Old Cumulus's September 16, 2011 acquisition of Citadel Broadcasting Corporation (the "Citadel Merger") and the related financing transactions, the Predecessor Company issued warrants to purchase an aggregate of 9.0 million shares of old Class A common stock (the "Citadel Warrants") under a warrant agreement dated September 16, 2011. The Citadel Warrants were exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share with each Citadel warrant providing the right to purchase one share. As of June 3, 2018, 31,955 Citadel Warrants remained outstanding. The Citadel Warrants were canceled in their entirety as of the Effective Date.
Crestview Warrants
Also, on September 16, 2011, but pursuant to a separate warrant agreement, Old Cumulus issued warrants to purchase 1.0 million shares of Class A common stock with an exercise price, as adjusted, of $34.56 per share (the "Crestview Warrants"). As of June 3, 2018, all 1.0 million Crestview Warrants remained outstanding. The Crestview Warrants were canceled in their entirety as of the Effective Date.
13. Stock-Based Compensation Expense
Successor Share-Based Compensation
In accordance with the Plan and pursuant to the approval of the Board, the Long-Term Incentive Plan (the "Incentive Plan") became effective as of the Effective Date. The Incentive Plan is intended to, among other things, help attract, motivate and retain key employees and directors and to reward them for making major contributions to the success of the Company. The Incentive Plan permits awards to be made to employees, directors, or consultants of the Company or an affiliate of the Company.
Unless otherwise determined by the Board, the Board's compensation committee will administer the Incentive Plan. The Incentive Plan generally provides for the following types of awards:

•	stock options (including incentive options and nonstatutory options);

•	restricted stock;

•	stock appreciation rights;

•	dividend equivalents;

•	other stock-based awards;

•	performance awards; and

•	cash awards.
The aggregate number of shares of new Class A common stock that were reserved for issuance pursuant to the Incentive Plan was 2,222,223 on a fully diluted basis. Awards can be made under the Incentive Plan for a period of ten years from June 4, 2018, subject to the right of the stockholders and the Board to terminate the Incentive Plan at any time.
On or about the Effective Date and pursuant to the Plan, the Company granted 562,217 restricted stock units ("RSUs") and 562,217 stock options ("Options") under the Incentive Plan and the terms of the relevant restricted stock unit agreements (the "Restricted Stock Unit Agreements") and stock option agreements (the "Option Agreements"), as applicable, to certain employees, including its executive officers (collectively, "Management"), representing an aggregate of 1,124,434 shares of new Class A common stock. The Company granted Management an additional 200,600 RSUs and 10,000 RSUs on February 1, 2019, and May 1, 2019, respectively.
In addition, on or about the Effective Date and pursuant to the Plan, the Company granted each non-employee director 37,814 RSUs and 18,907 Options under the Incentive Plan and the terms of the relevant Restricted Stock Unit Agreements and Option Agreements, as applicable, representing an aggregate of 56,721 shares of new Class A common stock. On April 30, 2019, the Company granted an additional 37,555 RSUs to its non-employee directors.

If an employee's employment is terminated by the Company or its subsidiaries without cause, by the employee for good reason (each, as defined in the award agreement) or by reason of death or disability (as defined in the award agreement), such employee will become vested in an additional tranche of the unvested awards as if the employee's employment continued for one additional year following the qualifying termination date; provided, that with respect to the Chief Executive Officer and Chief Financial Officer, (i) an amount equal to 50% of the unvested components of the awards will accelerate and vest (75% if such termination occurs on or before the first (1st) anniversary of the Effective Date) and (ii) vested Options will remain outstanding until the expiration date of such Option. If an employee's employment is terminated by the Company or its subsidiaries without cause or by the employee for good reason, in either instance at any time within the three month period immediately preceding, or the twelve month period immediately following, a change in control (as defined in the award agreement), such employee will become vested in all unvested awards. We expect to issue common shares held as either treasury stock or issue new shares upon the exercise of stock options or once shares vest pursuant to restricted stock units.
Shares available for grant as of December 31, 2019 and the activity during the year ended December 31, 2019 are as follows:

Total
Balance as of December 31, 2018	1,041,068
Restricted stock units granted (1)	(248,155)
Options granted	—
Options forfeited	23,826
Options expired	—
Restricted stock units forfeited (1)	12,352
Balance as of December 31, 2019	829,091

(1) Includes time-based and performance-based RSUs
Stock Options
The Options granted to Management, which have a five year contractual term, will vest 30% on or about each of the first two anniversaries of the issuance date, and 20% will vest on or about each of the third and fourth anniversaries of the issuance date. The vesting of each of the awards to Management is also subject to, among other things, each employee's continued employment with the Company.
The Options granted to each non-employee director, which have a five year contractual term, vest in four equal installments on the last day of each calendar quarter, commencing in the quarter in which the award is granted. The vesting of each of the non-employee director awards are also subject to, among other things, each non-employee director's continued role as a director with the Company. Upon a change in control, all unvested non-employee director awards will fully vest.

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2019, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2019:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (2)
Outstanding as of December 31, 2018	581,124	$25.47	4.4	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(23,826)	$25.70		—
Expired	—	—		—
Outstanding as of December 31, 2019	557,298	$25.46	3.4	$—
Exercisable as of December 31, 2019	180,424	$24.97
Vested and expected to vest as of December 31, 2019	557,298	$25.46	3.4	$—

(2) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

The following table summarizes changes in outstanding options and the related weighted-average exercise price per share for the period from June 4, 2018 to December 31, 2018:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price
Outstanding as of June 4, 2018	—	$—
Granted	581,124	25.47
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2018	581,124	$25.47
Exercisable as of December 31, 2018	14,180	$18.75
Vested and expected to vest as of December 31, 2018	581,124	$25.47
The per-share fair value of each stock option with service conditions only granted on or about the Effective Date was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

Period from June 4, 2018 through December 31, 2018
Expected term (in years)	5.0
Risk-free interest rate	2.44%
Expected volatility	75%
Expected dividend yield	0%
The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding. We determined the expected term assumption based on estimates of the expected post-vesting holding period by employees. Expected volatility is based on the historical volatility of comparable guideline companies over the expected term of the award. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. We currently have no history or expectation of paying cash dividends on our common stock.
As of December 31, 2019, there was $2.2 million of unrecognized compensation cost related to unvested stock options with a weighted-average recognition period of 2.42 years.
RSUs
For restricted stock awards with service conditions only, we utilize the intrinsic value method to determine the fair value. For restricted stock awards with performance conditions, we evaluate the probability of vesting of the awards in each reporting period and adjust compensation expense based on this assessment.
The following table summarizes the activities for our RSUs for the year ended December 31, 2019 and the period June 4, 2018 through December 31, 2018 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of June 4, 2018	—	$—
Granted	600,031	15.00
Vested	(122,063)	15.00
Forfeited	—	—
Nonvested as of December 31, 2018	477,968	$15.00
Granted	248,155	14.16
Vested	(239,053)	15.22
Forfeited	(12,352)	14.84
Nonvested as of December 31, 2019	474,718	$14.46
Expected to vest as of December 31, 2019	474,718	$14.46
The total fair value of RSUs that vested during the twelve months ended December 31, 2019 and the period from June 4, 2018 through December 31, 2018 was $4.0 million and $1.4 million, respectively, based on the weighted-average fair value on the vesting date, and $3.6 million and $1.8 million, respectively, based on the weighted-average fair value on the date of grant.
As of December 31, 2019, there was $5.5 million of unrecognized compensation cost related to unvested RSUs with a weighted-average recognition period of 1.86 years.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations for the year ended December 31, 2019, and period from June 4, 2018 through December 31, 2018 was as follows (dollars in thousands):

	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018
Stock option grants	$1,326	$853
Restricted stock unit grants	3,975	2,551
Total expense	$5,301	$3,404
The associated tax benefits related to these stock-based compensation awards for the year ended December 31, 2019, and period from June 4, 2018 through December 31, 2018 was $1.4 million and $0.9 million, respectively.
The Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Predecessor Stock-Based Compensation
Upon adopting ASC 718 for awards with service conditions, the Predecessor Company made an election to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. In addition, the Predecessor Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options was determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. If other assumptions were used, the resulting fair value could have differed. For restricted stock awards, the Company utilized the intrinsic value method.
There were no stock option grants awarded during the period from January 1, 2018 through June 4, 2018. In addition, there were no exercises, forfeitures or cancellations of Predecessor Company stock options during the period from January 1, 2018 through June 3, 2018.
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations for the period from January 1, 2018 through June 3, 2018 was approximately $231,000. The associated tax benefits related to these stock-based compensation awards for the period from January 1, 2018 through June 3, 2018 was approximately $60,000.
As described in Note 12, "Stockholders' Equity," all of Old Cumulus's equity award agreements under prior incentive plans, and the awards granted pursuant thereto, were extinguished, canceled and discharged and have no further force or effect.

14. Income Taxes
Income tax expense (benefit) for the Successor Company year ended December 31, 2019, Successor Company period June 4, 2018 through December 31, 2018, and the Predecessor Company period January 1, 2018 through June 3, 2018 consisted of the following (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Current income tax expense
Federal	$10,952	$6,170	$(1,430)
State and local	2,656	8,888	4,026
Total current income tax expense	$13,608	$15,058	$2,596

Deferred income tax expense (benefit)
Federal	$6,999	$(20,641)	$(138,311)
State and local	1,656	(6,770)	(41,144)
Total deferred tax	8,655	(27,411)	(179,455)
Total income tax expense (benefit)	$22,263	$(12,353)	$(176,859)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 21.0% for the Successor Company year ended December 31, 2019, and Successor Company period June 4, 2018 through December 31, 2018 and the Predecessor Company period January 1, 2018 through June 3, 2018, as a result of the following (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Computed income tax expense at federal statutory rate on pre-tax income	$17,539	$10,284	$109,052
State income tax expense, net of federal tax benefit	4,415	7,493	(25,288)
Bankruptcy costs	446	(19,088)	12,286
Change in state tax rates	—	(819)	78
Section 162 disallowance	936	472	187
Change in valuation allowance	—	(104,629)	29,188
Worthless stock loss	—	—	(115,439)
Tax effect of sale of assets	—	72,797	(73,205)
Cancellation of debt income	—	22,087	(152,099)
Other reorganization charges	—	—	35,331
Change in uncertain tax positions	—	(2,733)	—
Provision to return	(1,564)	1,244	—
Other adjustments	491	539	3,050
Net income tax expense (benefit)	$22,263	$(12,353)	$(176,859)
The Tax Cuts and Jobs Act ("the Act") was enacted on December 22, 2017. The Act, among other changes, reduced the US federal corporate tax rate from 35% to 21% effective January 1, 2018. As of December 31, 2018, the Company finalized its accounting for the Act and recorded an adjustment to deferred tax benefit of approximately $0.9 million during 2018 related to the remeasurement of deferred tax assets and liabilities.
Under the Plan of reorganization adopted upon emergence from bankruptcy, a substantial portion of the Predecessor Company's prepetition debt securities and other obligations were extinguished and the Company recognized cancellation of debt income ("CODI"). The Internal Revenue Code of 1986, as amended ("IRC"), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized by the debtor company as a result of the consummation of a plan of reorganization. Substantially all of the Predecessor Company's unutilized tax attributes were eliminated as a result of the statutory reduction that occurs on the first day of the Company's tax year subsequent to the date of emergence.
In conjunction with the Plan, the Company implemented a series of internal reorganization transactions through which it transferred the assets of Old Cumulus to an indirect wholly-owned subsidiary of the Successor Company. The transfer of assets for income tax purposes results in a taxable sale of assets, whereby the Company receives a step up in the tax basis of the underlying assets transferred, resulting in a future tax benefit. Additionally, the application of fresh start accounting on the Effective Date resulted in the re-measurement of deferred income taxes associated with the revaluation of the Company's assets and liabilities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented below (dollars in thousands):

	2019	2018
Deferred income tax assets:
Accounts receivable	$1,332	$962
Leases	42,374	—
Other liabilities	4,980	7,076
Debt costs	841	—
Interest limitation	3,966	1,335
Tax credits	—	41
Net operating loss	—	8,304
Total deferred income tax assets before valuation allowance	53,493	17,718
Less: valuation allowance	—	—
Total deferred tax assets	$53,493	$17,718
Deferred income tax liabilities:
Intangible assets	$12,992	$6,610
Property and equipment	22,465	23,492
Leases	36,666	—
Other	2,408	—
Total deferred income tax liabilities	$74,531	$30,102
Total net deferred income tax liabilities	$21,038	$12,384
Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences between the tax and financial reporting bases of our assets and liabilities and other tax attributes. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.
As of December 31, 2019 and 2018, the Company did not record a valuation allowance because of the net deferred tax liability position of the Company and expected future taxable income.
As of December 31, 2019, the Company did not have any federal or state net operating loss carryforwards as all remaining carryforwards from the prior year were utilized during the year ended December 31, 2019. As of December 31, 2019, the Company had federal interest expense disallowance carryforwards of $15.0 million, which were available to offset future taxable income and had an indefinite carryforward period. The Company had state interest expense disallowance carryforwards in certain jurisdictions of $849.3 million, which were available to offset future taxable income and had an indefinite carryforward period.
The Company records interest and penalties related to uncertain tax positions in income tax expense. For interest and penalties, the Company recorded income tax expense of $0.2 million for the Successor Company year ended December 31, 2019, income tax benefit of $0.3 million for the Successor Company period from June 4, 2018 through December 31, 2018 and income tax expense of $0.1 million for the Predecessor Company period January 1, 2018 through June 3, 2018. As of December 31, 2019 and 2018, the total interest and penalties accrued was $0.3 million and $0.1 million, respectively.
The total uncertain tax positions and accrued interest and penalties as of December 31, 2019 and 2018 were $5.9 million and $5.8 million, respectively. The uncertain tax positions and accrued interest and penalties are presented as non-current liabilities, as payments are not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the Consolidated Balance Sheets. The $5.9 million as of December 31, 2019 represents the uncertain tax positions and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. As of December 31, 2019, the Company does not believe that the uncertain tax positions will significantly change within the next 12 months as a result of the settlement of tax audits. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
All federal income tax returns are closed for tax years through 2015. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2015 have been closed.

The following table reconciles uncertain tax positions during the relevant years (dollars in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Balance at beginning of period	$5,787	$8,466	$8,587
Increases for prior year tax positions	—	—	176
Decreases for prior year tax positions	(120)	(834)	(297)
Decreases relating to settlements with taxing authorities and other	(16)	(73)	—
Decreases due to lapse of statute of limitations	—	(1,772)	—
Balance at end of period	$5,651	$5,787	$8,466
15. Earnings Per Share
As discussed in Note 2, "Emergence from Chapter 11," on the Effective Date, the old common stock awards and warrants then outstanding under the Company's prior equity compensation plans were extinguished without recovery.
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding, excluding restricted shares. The Company calculates diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding if there is little or no consideration paid upon exercise of the Warrants. Antidilutive instruments are not considered in this calculation. The Company applies the two-class method to calculate earnings per share. Because both classes of common stock share the same rights in dividends and earnings, earnings per share (basic and diluted) is calculated using both common stock classes.

The following table presents the reconciliation of basic to diluted weighted average common shares (dollars in thousands, except per share data):

	Successor Company		Predecessor Company
	Year Ended December 31, 2019	Period from June 4, 2018 through December 31, 2018	Period from January 1, 2018 through June 3, 2018
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$61,257	$61,425	$696,156
Basic net income attributable to common shares	$61,257	$61,425	$696,156
Denominator:
Basic weighted average shares outstanding	20,131	20,028	29,338
Basic undistributed net income per share attributable to common shares	$3.04	$3.07	$23.73

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$61,257	$61,425	$696,156
Diluted net income attributable to common shares	$61,257	$61,425	$696,156
Denominator:
Basic weighted average shares outstanding	20,131	20,028	29,338
Effect of dilutive options and restricted stock units	153	136	—
Diluted weighted average shares outstanding	20,284	20,164	29,338
Diluted undistributed net income per share attributable to common shares	$3.02	$3.05	$23.73
16. Leases
As described in Note 1, "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies," the Company adopted ASC 842 effective January 1, 2019 using a modified retrospective approach and elected the practical expedients allowed under the standard.
The Company has entered into various lease agreements both as the lessor and lessee. We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. The leases have been classified as either operating or finance leases in accordance with ASC 842, and primarily consist of leases for land, tower space, office space, certain office equipment and vehicles. The Company also has sublease arrangements that provide a nominal amount of income. A right-of-use asset and lease liability have been recorded on the balance sheet for all leases except those with an original lease term of twelve months or less. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As a lessor, we reserve the rights to the underlying assets in our agreements and do not expect to derive any amounts at the end of the lease terms. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components for all classes of underlying assets.
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
The Company uses its incremental borrowing rate to calculate the present value of lease payments. The incremental borrowing rate is based on a 1-year LIBOR rate plus an estimated credit spread consistent with our Refinanced Credit Agreement.

The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2019 (dollars in thousands):

	Balance Sheet Location	December 31, 2019
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$143,436
Finance, net of accumulated amortization of $352	Other assets	380
Total Assets		$143,816

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$34,462
Finance	Accounts payable and accrued liabilities	234
Noncurrent
Operating	Operating lease liabilities	111,184
Finance	Other liabilities	146
Total Liabilities		$146,026
The following table presents the total lease cost for the year ended December 31, 2019 (dollars in thousands):

	Statement of Operations Location
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$37,750
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	414
Interest on lease liabilities	Interest expense	42
Total Lease Cost		$38,206
Total lease income related to our lessor arrangements was $3.0 million for the year ended December 31, 2019.
Other Supplementary Data
The following tables present other supplementary information for the year ended December 31, 2019 (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,370
Operating cash flows from finance leases	42
Financing cash flows from finance leases	414
Financing cash flows from failed sale leaseback	1,193

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,922

Weighted Average Remaining Lease Term (in years)
Operating leases	7.99
Finance leases	2.22
Weighted Average Discount Rate
Operating leases	7.45%
Finance leases	7.44%
As of December 31, 2019, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2020	$32,772	$233	$33,005
2021	26,704	112	26,816
2022	24,536	49	24,585
2023	22,773	14	22,787
2024	18,673	3	18,676
Thereafter	70,804	—	70,804
Total lease payments	$196,262	$411	$196,673
Less: imputed interest	(50,616)	(31)	(50,647)
Total	$145,646	$380	$146,026
As of December 31, 2018, future minimum lease payments, as defined under the previous lease accounting guidance of ASC Topic 840, Leases, under non-cancelable operating leases for the following five fiscal years and thereafter were as follows (dollars in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Failed Sale Leaseback Agreement	Net Commitments
2019	$34,356	$(1,719)	$1,193	$33,830
2020	29,242	(1,719)	1,557	29,080
2021	22,717	—	1,603	24,320
2022	19,885	—	1,650	21,535
2023	16,280	—	1,701	17,981
Thereafter	45,959	—	2,052	48,011
	$168,439	$(3,438)	$9,756	$174,757

Future minimum payments related to the Company's failed sale-leaseback as of December 31, 2019 were as follows (dollars in thousands):

Total
2020	$1,557
2021	1,603
2022	1,650
2023	1,701
2024	1,751
Thereafter	301
Total lease payments	$8,563

Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2019 were as follows (dollars in thousands):

Operating Leases
2020	$2,998
2021	2,442
2022	2,129
2023	1,681
2024	959
Thereafter	1,783
Total lease receivables	$11,992

17. Commitments and Contingencies
Future Commitments
The radio broadcast industry's principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company's subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $101.6 million, as of December 31, 2019, and is expected to be paid in accordance with the agreements through December 2021.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of December 31, 2019, the Company believes that it will meet all such material minimum obligations.
Legal Proceedings
We have been, and expect in the future to be, a party to various legal proceedings, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not record a loss accrual.
If the loss (or an additional loss in excess of any prior accrual) is reasonably possible and material, we disclose an estimate of the possible loss or range of loss, if such estimate can be made. The assessment of whether a loss is probable or reasonably possible and whether the loss or a range of loss is estimable, involves a series of judgments about future events, which are often complex. Even if a loss is reasonably possible, we may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, (iii) the matters involve novel or unsettled legal theories or a large number of parties, or (iv) various factors outside of our control could lead to vastly different outcomes. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss.
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act is still being litigated in the Ninth Circuit as a result of a case filed in California. Cumulus is not a party to that case, and the Company is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
The FCC staff has advised companies in the radio broadcast industry, including the Company, that it has been conducting an investigation into the timeliness of compliance with political file record keeping obligations by radio stations throughout the industry. The Company has been engaged in discussions with the FCC staff with respect to this investigation. The Company is in the process of assessing its compliance with these filing obligations and the underlying facts, is cooperating with the FCC and continues to engage in discussions regarding a potential resolution or settlement of the matter. Although the Company does not currently expect that the ultimate resolution would have a material effect on the Company, given its preliminary nature, the Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
On May 17, 2018, after unsuccessful license fee negotiations between the Radio Music License Committee, Inc. ("RMLC") and Broadcast Music, Inc. ("BMI"), RMLC, on behalf of the FCC-licensed broadcast radio stations operating in the U.S. that it represents (the "Stations"), filed a petition for the determination of reasonable final license fees, case No. 18-cv-044420-LLS, in the U.S. District Court for the Southern District of New York. In the petition, RMLC requested that the court determine reasonable final fees and terms for a blanket license, an adjustable-fee blanket license, and a per-program license for the Stations on a retroactive basis for the period January 1, 2017 through December 31, 2021, and for such other and further relief as the court deems just and proper. RMLC negotiates music licensing fees with performing rights organizations on behalf of many U.S. radio stations, including Cumulus. On January 24, 2020, RMLC and BMI agreed to basic terms in a provisional settlement. These terms are subject to further negotiation as the final agreement is reached. The final fees, as determined by the courts, will be retroactive to January 1, 2017 and the Company will be liable for its share. Based on the matters described above, coupled with the preliminary status of the settlement and historical experience with similar negotiations, we have determined that the loss contingency is not probable and reasonable estimable. In addition, given the early stage of the provisional settlement and the potential impacts of factors that are outside of our control and on which we have limited visibility, we are currently unable to reasonably estimate the range of possible loss.
SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
2019 Successor Company	$5,313	$4,077	$(4,193)	$5,197
2018 Successor Company (Period from June 4, 2018 through December 31, 2018)	$—	$5,313	$—	$5,313
2018 Predecessor Company (Period from Jan 1, 2018 through June 3, 2018)	$4,322	$5,993	$(10,315)	$—
Valuation allowance on deferred taxes
2019 Successor Company	$—	$—	$—	$—
2018 Successor Company (Period from June 4, 2018 through December 31, 2018)	$104,629	$—	$(104,629)	$—
2018 Predecessor Company (Period from Jan 1, 2018 through June 3, 2018)	$75,460	$29,169	$—	$104,629