Form 10-Q
period 2020-03-31
CUMULUS MEDIA INC
filed 2020-05-11
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of May 4, 2020, the registrant had 17,841,970 outstanding shares of common stock consisting of: (i) 15,953,685 shares of Class A common stock; (ii) 1,888,285 shares of Class B common stock. In addition, the registrant had 2,117,561 outstanding Series 1 warrants and 314,161 Series 2 warrants (including 292,007 Series 2 warrants outstanding and 22,154 Series 2 warrants authorized to be issued.)

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands (except for share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$105,728	$15,142
Restricted cash	1,395	1,865
Accounts receivable, less allowance for doubtful accounts of $5,409 and $5,197 at March 31, 2020 and December 31, 2019, respectively	204,422	242,599
Trade receivable	3,530	2,790
Assets held for sale	75,000	87,000
Prepaid expenses and other current assets	42,715	31,285
Total current assets	432,790	380,681
Property and equipment, net	228,512	232,934
Operating lease right-of-use assets	138,955	143,436
Broadcast licenses	830,438	830,490
Other intangible assets, net	159,444	164,383
Other assets	12,433	9,408
Total assets	$1,802,572	$1,761,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$84,921	$97,527
Current portion of operating lease liabilities	33,527	34,462
Trade payable	2,447	2,323
Current portion of term loan due 2026	5,250	5,250
Total current liabilities	126,145	139,562
2020 revolving credit facility	60,000	—
Term loan due 2026, net of debt issuance costs of $4,801 and $5,007 at March 31, 2020 and December 31, 2019, respectively	512,324	513,431
6.75% senior notes, net of debt issuance costs of $6,726 and $6,938 at March 31, 2020 and December 31, 2019, respectively	493,274	493,062
Operating lease liabilities	110,520	111,184
Other liabilities	26,198	27,839
Deferred income taxes	26,599	21,038
Total liabilities	1,355,060	1,306,116
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 16,097,836 and 15,750,097 shares issued; 15,953,685 and 15,681,439 shares outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 1,888,285 and 1,926,848 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost, 144,151 and 68,658 shares at March 31, 2020 and December 31, 2019, respectively	(2,243)	(1,171)
Additional paid-in-capital	334,424	333,705
Retained earnings	115,331	122,682
Total stockholders’ equity	447,512	455,216
Total liabilities and stockholders’ equity	$1,802,572	$1,761,332
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended
	March 31, 2020	March 31, 2019
Net revenue	$227,914	$267,496
Operating expenses:
Content costs	88,566	103,752
Selling, general and administrative expenses	103,627	113,503
Depreciation and amortization	12,790	14,590
Local marketing agreement fees	1,047	1,043
Corporate expenses	11,809	12,517
Loss on sale or disposal of assets or stations	1,816	26
Total operating expenses	219,655	245,431
Operating income	8,259	22,065
Non-operating expense:
Interest expense	(17,159)	(22,156)
Interest income	2	4
Gain on early extinguishment of debt	—	381
Other expense, net	(2)	(28)
Total non-operating expense, net	(17,159)	(21,799)
(Loss) income before income taxes	(8,900)	266
Income tax benefit	1,549	185
Net (loss) income	$(7,351)	$451
Basic and diluted (loss) earnings per common share (see Note 10, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(0.36)	$0.02
Diluted: (Loss) Earnings per share	$(0.36)	$0.02
Weighted average basic common shares outstanding	20,225,074	20,047,342
Weighted average diluted common shares outstanding	20,225,074	20,209,082

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the three months ended March 31, 2019 and 2020
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	12,995,080	$—	3,560,604	$—	—		$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—		—	—	451	451
Shares returned in lieu of tax payments	—	—	—	—	34,704		(633)	—	—	(633)
Conversion of Class B common stock	751,633	—	(751,633)	—	—		—	—	—	—
Exercise of warrants	177,186	—	—	—	—		—	—	—	—
Issuance of common stock	68,246	—	3,035	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,208	—	1,208
Balance at March 31, 2019	13,992,145	$—	2,812,006	$—	34,704		$(633)	$329,612	$61,876	$390,855

Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658		$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—		—	—	(7,351)	(7,351)
Shares returned in lieu of tax payments	—	—	—	—	75,493		(1,072)	—	—	(1,072)
Conversion of Class B common stock	38,563	—	(38,563)	—	—	—	—	—	—	—
Exercise of warrants	121,114	—	—	—	—		—	—	—	—
Issuance of common stock	112,569	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	719	—	719
Balance at March 31, 2020	15,953,685	$—	1,888,285	$—	144,151		$(2,243)	$334,424	$115,331	$447,512

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net (loss) income	$(7,351)	$451
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,790	14,590
Amortization of right of use assets	2,216	6,027
Amortization of debt issuance costs/discounts	1,103	134
Provision for doubtful accounts	1,093	84
Loss on sale or disposal of assets or stations	1,816	26
Gain on early extinguishment of debt	—	(381)
Deferred income taxes	5,561	(205)
Stock-based compensation expense	719	1,208
Changes in assets and liabilities:
Accounts receivable	37,083	26,354
Trade receivable	(989)	(2,433)
Prepaid expenses and other current assets	(11,732)	(3,887)
Operating leases	6,623	3,284
Other assets	(3,510)	2,614
Accounts payable and accrued expenses	(19,388)	(23,992)
Trade payable	124	(116)
Other liabilities	(1,641)	(1,414)
Net cash provided by operating activities	24,517	22,344
Cash flows from investing activities:
Proceeds from sale of assets or stations	12,000	—
Capital expenditures	(3,108)	(5,126)
Net cash provided by (used in) investing activities	8,892	(5,126)
Cash flows from financing activities:
Repayment of borrowings under term loan	(1,313)	(28,250)
Borrowings under the 2020 revolving credit facility	60,000	—
Financing costs	(431)	(176)
Shares returned in lieu of tax payments	(1,072)	(633)
Repayments of financing lease obligations	(477)	(404)
Net cash provided by (used in) financing activities	56,707	(29,463)
Increase (decrease) in cash and cash equivalents and restricted cash	90,116	(12,245)
Cash and cash equivalents and restricted cash at beginning of period	17,007	30,038
Cash and cash equivalents and restricted cash at end of period	$107,123	$17,793
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
Nature of Business
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 424 owned-and-operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, the Olympics, the Academy of Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through on-air and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the Company's unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The results for the interim periods are not necessarily indicative of those for the full year. The condensed consolidated financial statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States ("U.S.") generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the three months ended March 31, 2020 and March 31, 2019, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.
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

On March 1, 2020, the Company completed its previously announced sale of WABC-AM in New York, NY to Red Apple Media, Inc. (the "WABC Sale"). See Note 2, "Acquisitions and Dispositions" for additional discussion related to the WABC Sale.
The major categories of assets held for sale are as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
	DC Land	WABC Sale	DC Land	Total
Property and equipment, net	$75,000	$7,054	$75,000	$82,054
FCC license	—	4,573	—	4,573
Other intangibles, net	—	373	—	373
Total	$75,000	$12,000	$75,000	$87,000
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
Supplemental disclosures of cash flow information:
Interest paid	$7,192	$21,252
Income taxes refunded	(122)	(675)
Supplemental disclosures of non-cash flow information:
Trade revenue	$9,098	$13,308
Trade expense	8,081	10,365
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$105,728	$15,333
Restricted cash	1,395	2,460
Total cash and cash equivalents and restricted cash	$107,123	$17,793
Adoption of New Accounting Standards
ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted ASU 2018-13 as of January 1, 2020 and there was no material impact to the Condensed Consolidated Financial Statements.
Recent Accounting Standards Updates
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). In June 2016, the FASB issued ASU 2016-13 which requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of "probable" has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset's origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for public business entities, excluding Smaller Reporting Companies ("SRC"), for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard is effective for SRCs for fiscal years beginning after December 15, 2022. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its Condensed Consolidated Financial Statements.

2. Acquisitions and Dispositions
On March 1, 2020, the Company completed its previously announced sale of WABC-AM in New York, NY to Red Apple Media, Inc for $12.0 million in cash. The Company recorded a loss on the WABC Sale of $0.9 million which is included in the Loss on Sale or Disposal of Assets or Stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Advertising revenues	$224,540	$262,005
Non-advertising revenues	3,374	5,491
Total revenue	$227,914	$267,496
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the three months ended March 31, 2020 and March 31, 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $9.1 million, and $13.3 million, respectively; and (2) trade and barter expenses of $8.1 million, and $10.4 million, respectively.

Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. As of March 31, 2020, and December 31, 2019, the Company recorded an asset of approximately $7.2 million and $7.9 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
4. Restricted Cash
As of March 31, 2020, and December 31, 2019, the Condensed Consolidated Balance Sheets included approximately $1.4 million and $1.9 million in restricted cash, respectively. Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.
5. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2019	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323
Dispositions	(52)	(2)	—	—	(1)	(45)	(100)
Balance as of March 31, 2020	$830,438	$19,919	$130,000	$32,000	$13,720	$11,146	$1,037,223

Accumulated Amortization
Balance as of December 31, 2019	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Amortization Expense	—	—	(2,955)	(1,600)	(381)	—	(4,936)
Dispositions	—	—	—	—	—	45	45
Balance as of March 31, 2020	$—	$—	$(21,667)	$(11,733)	$(2,795)	$(11,146)	$(47,341)
Net Book Value as of March 31, 2020	$830,438	$19,919	$108,333	$20,267	$10,925	$—	$989,882
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19 and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2020. We will continue to monitor changes in economic and market conditions related to COVID-19 and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

6. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020	December 31, 2019
Term Loan due 2026	$522,375	$523,688
Less: current portion of Term Loan due 2026	(5,250)	(5,250)
6.75% Senior Notes	500,000	500,000
2020 Revolving Credit Facility	60,000	—
Less: Total unamortized debt issuance costs	(11,527)	(11,945)
Long-term debt, net	$1,065,598	$1,006,493
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance all of the then outstanding term loan (the "Term Loan due 2022").
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of March 31, 2020, the Term Loan due 2026 bore interest at a rate of 4.82% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. The maturity date of the Term Loan due 2026 is March 26, 2026.
The Refinanced Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the Refinanced Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material Federal Communications Commission ("FCC") licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Refinanced Credit Agreement). Upon the occurrence of an event of default, the Administrative Agent (as defined in the Refinanced Credit Agreement) may, with the consent of, or upon the request of the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the Refinanced Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate.
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
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. As of March 31, 2020, we were in compliance with all required covenants under the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Cumulus Media New Holdings Inc., a Delaware corporation ("Holdings") and an indirect wholly-owned subsidiary of the Company and certain of the Company’s other subsidiaries, as borrowers (the “Borrowers”), and Cumulus Media Intermediate Holdings, Inc., a Delaware corporation ("Intermediate Holdings") and a direct wholly-owned subsidiary of the Company, entered into a $100.0 million revolving credit facility (the “2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. The 2020 Revolving Credit Facility refinances and replaces the Company’s 2018 Revolving Credit Agreement (as defined below) entered into pursuant to that certain Credit Agreement dated as of August 17, 2018, by and among Holdings, the Borrowers, Intermediate Holdings and certain lenders and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.
The 2020 Revolving Credit Facility has a maturity date of March 6, 2025. Availability under the 2020 Revolving Credit Facility is tied to a borrowing base equal to 85% of the accounts receivable of the Borrowers, subject to customary reserves and eligibility criteria and reduced by outstanding letters of credit. Under the 2020 Revolving Credit Facility, up to $10.0 million of availability may be drawn in the form of letters of credit and up to $10.0 million of availability may be drawn in the form of swing line loans.
Borrowings under the 2020 Revolving Credit Facility bear interest, at the option of Holdings, based on LIBOR plus a percentage spread of 1.00% or the Alternative Base Rate. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the rate identified as the “Prime Rate” by Fifth Third Bank. In addition, the unused portion of the 2020 Revolving Credit Facility will be subject to a commitment fee of 0.25%. The 2020 Revolving Credit Facility contains customary LIBOR successor provisions.
The 2020 Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2020 Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Intermediate Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the 2020 Revolving Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the 2020 Revolving Credit Agreement and the ancillary loan documents as a secured party.
The 2020 Revolving Credit Agreement does not contain any financial maintenance covenants with which the Company must comply. However, if average excess availability under the 2020 Revolving Credit Facility is less than the greater of (a) 12.50% of the total commitments thereunder or (b) $10.0 million, the Company must comply with a fixed charge coverage ratio of not less than 1.0:1.0.
Amounts outstanding under the 2020 Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Intermediate Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2020 Revolving Credit Agreement (the “2020 Revolver Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2020 Revolving Credit Agreement as borrowers, and the 2020 Revolver Guarantors.
The issuance of the 2020 Revolving Credit Agreement was evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition, to determine whether the refinance transaction should be accounted for as a debt modification or extinguishment of the 2018 Revolving Credit Agreement (as defined below). The Company expensed approximately $0.6 million of unamortized debt issuance costs related to the exiting lender from the Revolving Credit Agreement. Costs incurred with third parties for issuance of the 2020 Revolving Credit Agreement totaled approximately $0.4 million and were capitalized and will be amortized over the term of the 2020 Revolving Credit Agreement.

As of March 31, 2020, $66.3 million was outstanding under the 2020 Revolving Credit Facility, including letters of credit. As of March 31, 2020, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
2018 Revolving Credit Agreement
On August 17, 2018, Holdings entered into a $50.0 million revolving credit facility (the "2018 Revolving Credit Facility") pursuant to a credit agreement (the "2018 Revolving Credit Agreement"), dated as of August 17, 2018, with certain subsidiaries of Holdings as borrowers, Intermediate Holdings as a guarantor, certain lenders, and Deutsche Bank AG New York Branch as a lender and Administrative Agent.
The 2018 Revolving Credit Facility was scheduled to mature on August 17, 2023. Availability under the 2018 Revolving Credit Facility was tied to a borrowing base equal to 85% of the accounts receivable of the borrowers and the guarantors, subject to customary reserves and eligibility criteria and reduced by outstanding letters of credit. Under the 2018 Revolving Credit Facility, up to $10.0 million of availability could be drawn in the form of letters of credit.
Borrowings under the 2018 Revolving Credit Facility bore interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the 2018 Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25% to 0.75%) based on the average daily excess availability under the 2018 Revolving Credit Facility. The Alternative Base Rate was defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the "Prime Rate" and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the 2018 Revolving Credit Facility was subject to a commitment fee ranging from 0.25% to 0.375% based on the utilization of the facility.
As of December 31, 2019, $2.9 million was outstanding in the form of letters of credit under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility was terminated and replaced by the 2020 Revolving Credit Facility on March 6, 2020.
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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of March 31, 2020, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.

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
7. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	March 31, 2020	December 31, 2019
Term Loan due 2026:
Gross value	$522,375	$523,688
Fair value - Level 2	433,571	528,684
6.75% Senior Notes:
Gross value	$500,000	$500,000
Fair value - Level 2	426,250	533,250
As of March 31, 2020, the Company used trading prices from a third party of 83.00% and 85.25% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2019, the Company used trading prices from a third party of 100.95% and 106.65% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
8. Income Taxes
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million on pre-tax book loss of $8.9 million, resulting in an effective tax rate of approximately 17.4%. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $0.2 million on pre-tax book income of $0.3 million, resulting in an effective tax rate of approximately (69.8)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of March 31, 2020, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the "CARES") Act was signed into law. Among other provisions, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and technical corrections to qualified improvement property. The Company recognized the effect of the changes in tax law on existing deferred tax assets and liabilities in income from continuing operations in the three-month period ended March 31, 2020. The new legislation is retroactive. As a result, the effective tax rate for the current period and income taxes payable or receivable for the prior annual period was adjusted for the three month period ended March 31, 2020.

9. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of March 31, 2020, the Company had 17,986,121 aggregate issued shares of common stock, and 17,841,970 outstanding shares consisting of: (i) 16,097,836 issued shares and 15,953,685 outstanding shares designated as Class A common stock; and (ii) 1,888,285 issued and outstanding shares designated as Class B common stock.
Stock Purchase Warrants
On June 4, 2018 (the "Effective Date"), the Company entered into a warrant agreement (the "Warrant Agreement") with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants (the "Series 1 warrants") to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Company prior to the Effective Date and (ii) issued or will issue 712,736 Series 2 warrants (the "Series 2 warrants" and, together with the Series 1 warrants the "Warrants") to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. The Warrants expire on June 4, 2038.
10. (Loss) Earnings Per Share
The Company calculates basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. Antidilutive instruments are not considered in this calculation. The Company applies the two-class method to calculate (loss) earnings per share. Because both classes share the same rights in dividends and (losses) earnings, (loss) earnings per share (basic and diluted) are the same for both classes.

The following table presents the basic and diluted (loss) earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(7,351)	$451
Basic net (loss) income attributable to common shares	$(7,351)	$451
Denominator:
Basic weighted average shares outstanding	20,225	20,047
Basic undistributed net (loss) income per share attributable to common shares	$(0.36)	$0.02

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(7,351)	$451
Diluted net (loss) income attributable to common shares	$(7,351)	$451
Denominator:
Basic weighted average shares outstanding	20,225	20,047
Effect of dilutive options and restricted share units	—	162
Diluted weighted average shares outstanding	20,225	20,209
Diluted undistributed net (loss) income per share attributable to common shares	$(0.36)	$0.02

11. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $92.0 million as of March 31, 2020 and is expected to be paid in accordance with the agreements through December 2021.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of March 31, 2020, the Company believes that it will meet all such material minimum obligations.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 ("Pre-1972 Recordings"). ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of Pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The same plaintiffs filed a separate case in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, the California suit was dismissed without prejudice. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of Pre-1972 Recordings. On January 27, 2020, the Company reached a settlement with the named plaintiffs in the California lawsuit involving all claims that accrued through the date that the Company's Chapter 11 reorganization plan was confirmed. The question of whether public performance rights existed for Pre-1972 Recordings under state law prior to the enactment of the new Music Modernization Act is still being litigated in the Ninth Circuit as a result of a case filed in California. The Company is not a party to that case, and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
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
On May 17, 2018, after unsuccessful license fee negotiations between the Radio Music License Committee, Inc. ("RMLC") and Broadcast Music, Inc. ("BMI"), RMLC, on behalf of the FCC-licensed broadcast radio stations operating in the U.S. that it represents (the "Stations"), filed a petition for the determination of reasonable final license fees, case No. 18-cv-044420-LLS, in the U.S. District Court for the Southern District of New York. In the petition, RMLC requested that the court determine reasonable final fees and terms for a blanket license, an adjustable-fee blanket license, and a per-program license for the Stations on a retroactive basis for the period January 1, 2017 through December 31, 2021, and for such other and further relief as the court deems just and proper. RMLC negotiates music licensing fees with performing rights organizations on behalf of many U.S. radio stations, including Cumulus. On January 24, 2020, RMLC and BMI agreed to basic terms in a provisional settlement. The final agreement was reached on March 20, 2020. As a result of the final settlement, the Company determined a loss contingency is both probable and reasonably estimable. The Company has accrued $1.7 million as of March 31, 2020.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries.  The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment.  The Company has not yet responded to the complaint, but we believe that defenses are available to us and will defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2019 Form 10-K , in Part II, "Item 1A. Risk Factors" and elsewhere in this report, and those described from time to time in other reports filed with the SEC from time to time. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2019 Form 10-K.
Recent Events and Company Outlook
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. The Company's performance was strong through the end of February 2020. Principally beginning in the second half of March, however, revenue trends began to weaken. We expect consolidated revenue to be negatively impacted in the second quarter of 2020, and for negative impacts to continue until economic conditions improve.
As a result of the COVID-19 pandemic, we have experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events. The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operating results, will be affected by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that might be imposed in response to the pandemic. Our businesses could also be impacted should the disruptions from COVID-19 lead to adverse changes in advertising customers and consumer behavior. COVID-19's impact on the capital markets could impact our ability and cost to borrow under financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.
Our sales teams are focused on how to meet changing needs of our customers in this environment.
As these events developed, we executed on our business continuity plans and formed a crisis management team to address the challenges related to the COVID-19 pandemic. Since March, most of our employees have been working from home, with only certain essential employees working on site at our radio stations. For employees working at our radio stations, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those stations and undertaken other actions to make these stations safer. We have also substantially reduced employee travel to only essential business needs. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have implemented a hiring freeze and significantly limited the addition of third party contracted services, limited all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. We also have announced intermittent furloughs beginning mid-April 2020 for the subsequent three months as well as salary cuts for the leadership team and employees deemed essential to continue to operate the business. We have also temporarily stopped the Company matching of 401(k) and Health Savings Account contributions. To the extent the business disruption continues for an extended period, additional cost management actions will be considered.

In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that continue to occur in response to the COVID-19 pandemic, as well as the duration and severity of the resulting economic downturn, the broader impact that COVID-19 could have on our business, financial condition and operating results remains highly uncertain.
For more information, see "Item 1A. Risk Factors- "Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate."
Non-GAAP Financial Measure
From time to time, we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and the funding of our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Refinanced Credit Agreement.
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

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	2020 vs 2019 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$227,914	$267,496	$(39,582)	(14.8)%
Content costs	88,566	103,752	(15,186)	(14.6)%
Selling, general and administrative expenses	103,627	113,503	(9,876)	(8.7)%
Depreciation and amortization	12,790	14,590	(1,800)	(12.3)%
Local marketing agreement fees	1,047	1,043	4	0.4%
Corporate expenses	11,809	12,517	(708)	(5.7)%
Loss on sale or disposal of assets or stations	1,816	26	1,790	N/A
Operating income	8,259	22,065	(13,806)	(62.6)%
Interest expense	(17,159)	(22,156)	4,997	(22.6)%
Interest income	2	4	(2)	(50.0)%
Gain on early extinguishment of debt	—	381	(381)	N/A
Other expense, net	(2)	(28)	26	(92.9)%
(Loss) income before income taxes	(8,900)	266	(9,166)	N/A
Income tax benefit	1,549	185	1,364	N/A
Net (loss) income	$(7,351)	$451	$(7,802)	N/A
KEY FINANCIAL METRIC:
Adjusted EBITDA	$27,725	$41,804	$(14,079)	(33.7)%
Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
Net Revenue
Net revenue for the three months ended March 31, 2020 compared to net revenue for the three months ended March 31, 2019 decreased primarily as a result of decreases in national and local broadcast advertising revenue partially offset by increases in digital and political revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended March 31, 2020 compared to content costs for the three months ended March 31, 2019 decreased primarily as result of the cancellation or postponement of sporting events due to COVID-19 and reduction in personnel costs, both internally and externally, related to station dispositions partially offset by the accrual for the final settlement agreement between RMLC and BMI.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended March 31, 2020 compared to selling, general and administrative expenses for the three months ended March 31, 2019 decreased primarily from less trade expense as a result of the cancellation or postponement of sporting events due to COVID-19, declines in local commissions due to lower local broadcast revenue, lower incentive accruals based on Company performance, and the reduction in overall salary costs as a result of station disposition activity slightly offset by an increase in bad debt expense and higher amortization of new local commissions.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2020 as compared to depreciation and amortization for the three months ended March 31, 2019 decreased slightly because certain definite-lived intangibles were fully amortized by the first quarter of 2020.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which we program a radio station on behalf of another party. LMA fees for the three months ended March 31, 2020 compared to LMA fees for the three months ended March 31, 2019 remained relatively consistent.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended March 31, 2020 compared to corporate expenses for the three months ended March 31, 2019 decreased primarily as a result of lower incentive and stock-based compensation expense based on Company performance partially offset by an increase in professional fees.
Loss on Sale or Disposal of Assets or Stations
The Loss on sale or disposal of assets or stations for the three months ended of March 31, 2020 of $1.8 million was primarily due to the WABC Sale and fixed asset dispositions. See Part I, "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions and Dispositions," for further discussion of the WABC Sale.
Interest Expense
Total interest expense for the three months ended March 31, 2020 decreased as compared to the total interest expense for the three months ended March 31, 2019. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	$ Change
Term Loan due 2022	$—	$21,718	$(21,718)
Term Loan due 2026	7,181	—	7,181
6.75% Senior Notes	8,438	—	8,438
2020 Revolving Credit Facility	47	—	47
Other, including debt issuance cost amortization	1,493	438	1,055
Interest expense	$17,159	$22,156	$(4,997)
Income Tax Expense
For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million on pre-tax book loss of $8.9 million, resulting in an effective tax rate of approximately 17.4%. For the three months ended March 31, 2019, the Company recorded an income tax benefit of $0.2 million on pre-tax book income of $0.3 million, resulting in an effective tax rate of approximately (69.8)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2020 primarily related to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended March 31, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2020 compared to the Adjusted EBITDA for the three months ended March 31, 2019 decreased.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
GAAP net (loss) income	$(7,351)	$451
Income tax benefit	(1,549)	(185)
Non-operating expenses, including net interest expense	17,159	22,180
Local marketing agreement fees	1,047	1,043
Depreciation and amortization	12,790	14,590
Stock-based compensation expense	719	1,208
Loss on sale of assets or stations	1,816	26
Gain on early extinguishment of debt	—	(381)
Restructuring costs	2,920	2,777
Franchise taxes	174	95
Adjusted EBITDA	$27,725	$41,804

Liquidity and Capital Resources
As of March 31, 2020, we had $107.1 million of cash and cash equivalents including restricted cash. The Company generated cash from operating activities of $24.5 million and $22.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Historically, our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes, some of which may be exacerbated by the COVID-19 pandemic. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may also be exacerbated in challenging or otherwise uncertain economic periods. In certain periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base help us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. However, future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity.
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as drawing $60 million under our 2020 Revolving Credit Facility, will help us manage our business through this pandemic as it continues to unfold and meet our currently anticipated liquidity needs.

We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets where the net value accretion realized in a sale exceeds the value that management believes could be realized over time by continuing to operate the assets, or assets that do not support our strategic objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal 2020, we have not experienced difficulty accessing the capital and credit markets; however, future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions.
Refinanced Credit Agreement
On September 26, 2019, we entered into a Refinanced Credit Agreement to refinance the principal balance outstanding on the Term Loan due 2022. See Part I, "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Long-Term Debt," for further discussion of the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility pursuant to the 2020 Revolving Credit Agreement, and replaced our 2018 Revolving Credit Agreement. See Part I, "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 6 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.
Cash Flows Provided by Operating Activities

	Three months ended March 31, 2020	Three months ended March 31, 2019
(Dollars in thousands)
Net cash provided by operating activities	$24,517	$22,344
Net cash provided by operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 increased primarily as a result of increases in non-cash activities and the timing of payments of accounts payable and accrued expenses.
Cash Flows Provided by (Used in) Investing Activities

	Three months ended March 31, 2020	Three months ended March 31, 2019
(Dollars in thousands)
Net cash provided by (used in) investing activities	$8,892	$(5,126)
Net cash provided by investing activities for the three months ended March 31, 2020 relates to the proceeds received from the WABC Sale partially offset by capital expenditures. See Part I, "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Acquisitions and Dispositions," for further discussion of the WABC Sale. For the three months ended March 31, 2019, net cash used in investing activities consisted of capital expenditures during the quarter.

Cash Flows Provided by (Used in) Financing Activities

	Three months ended March 31, 2020	Three months ended March 31, 2019
(Dollars in thousands)
Net cash provided by (used in) financing activities	$56,707	$(29,463)
For the three months ended March 31, 2020, net cash provided by financing activities primarily reflects $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement.
For the three months ended March 31, 2019, net cash used in financing activities consisted primarily of $28.2 million in repayments on borrowings on the then term loan outstanding.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2020.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 ("Pre-1972 Recordings"). ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of Pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. The same plaintiffs filed a separate case in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, the California suit was dismissed without prejudice. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of Pre-1972 Recordings. On January 27, 2020, the Company reached a settlement with the named plaintiffs in the California lawsuit involving all claims that accrued through the date that the Company's Chapter 11 reorganization plan was confirmed. The question of whether public performance rights existed for Pre-1972 Recordings under state law prior to the enactment of the new Music Modernization Act is still being litigated in the Ninth Circuit as a result of a case filed in California. The Company is not a party to that case, and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February

24, 2014 through the date of any judgment. The Company has not yet responded to the complaint, but we believe that defenses are available to us and will defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any such known claim or lawsuit will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and in other reports we file with the Securities and Exchange Commission from time to time, all of which could materially affect our business, financial condition or future results. For example, these risks now include risks related to the COVID-19 pandemic and related economic developments. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. The risk factor set forth below updates, and should be read together with, the risk factors in our 2019 Form 10-K and other reports from time to time.
Our business and operations could be adversely affected by health epidemics, such as the recent COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate.
We face various risks related to health epidemics, pandemics and similar outbreaks, such as the recent global outbreak of COVID-19. The COVID-19 global pandemic has negatively impacted the economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a decline in revenue during the second half of March 2020. We expect the COVID-19 global pandemic to continue to have a negative impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on the economy and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.
As a result of the COVID-19 pandemic, we have experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events. The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that might be imposed in response to the pandemic.
We continue to work with our stakeholders (including customers, employees, consumers, suppliers, business partners and local communities) to responsibly address this global pandemic. We will continue to monitor the situation and assess possible implications to our business and our stakeholders and will take appropriate actions in an effort to mitigate adverse consequences. We cannot assure you that we will be successful in any such mitigation efforts. The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. At this point, we cannot reasonably estimate the duration and severity of the COVID-19 global pandemic, or its overall impact on our business. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.
The effects of COVID-19 may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in "Item 1A. Risk Factors" and elsewhere in our 2019 Form 10-K, such as the success of our business being dependent upon advertising revenues, future potential write-off could be required for a significant portion of the fair value of our FCC licenses and credit risk on our accounts receivable.

Item 6. Exhibits

10.1
ABL Credit Agreement among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., as a borrower, the restricted subsidiaries of Cumulus Media New Holdings Inc. party thereto, as borrowers, certain lenders, Fifth Third Bank, National Association, as administrative agent, issuing bank and swing line lender, dated as of March 6, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2020).

10.2
Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020).

10.3	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020).
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

May 11, 2020	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer