Form 10-Q
period 2020-06-30
CUMULUS MEDIA INC
filed 2020-08-10
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware				82-5134717
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

3280 Peachtree Road,	NW Suite 2200	Atlanta,	GA	30305
(Address of Principal Executive Offices)				(ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000001 per share	CMLS	Nasdaq Global Market
Class A common stock purchase rights	N/A	Nasdaq Global Market

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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of August 3, 2020, the registrant had 20,318,014 outstanding shares of common stock consisting of: (i) 17,818,805 shares of Class A common stock; (ii) 2,499,209 shares of Class B common stock, and no warrants issued and outstanding. In addition, the registrant had 22,154 Series 1 warrants authorized to be issued.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$196,914	$15,142
Restricted cash	—	1,865
Accounts receivable, less allowance for doubtful accounts of $6,405 and $5,197 at June 30, 2020 and December 31, 2019, respectively	154,381	242,599
Trade receivable	3,237	2,790
Assets held for sale	521	87,000
Prepaid expenses and other current assets	40,757	31,285
Total current assets	395,810	380,681
Property and equipment, net	221,921	232,934
Operating lease right-of-use assets	142,178	143,436
Broadcast licenses	825,666	830,490
Other intangible assets, net	154,480	164,383
Other assets	13,240	9,408
Total assets	$1,753,295	$1,761,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$71,876	$97,527
Current portion of operating lease liabilities	29,930	34,462
Trade payable	2,438	2,323
Current portion of term loan due 2026	5,250	5,250
Total current liabilities	109,494	139,562
2020 revolving credit facility	60,000	—
Term loan due 2026, net of debt issuance costs of $4,625 and $5,007 at June 30, 2020 and December 31, 2019, respectively	511,188	513,431
6.75% senior notes, net of debt issuance costs of $6,509 and $6,938 at June 30, 2020 and December 31, 2019, respectively	493,491	493,062
Operating lease liabilities	119,052	111,184
Other liabilities	31,805	27,839
Deferred income taxes	16,255	21,038
Total liabilities	1,341,285	1,306,116
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 17,917,636 and 15,750,097 shares issued; 17,743,414 and 15,681,439 shares outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,574,600 and 1,926,848 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost,174,222 and 68,658 shares at June 30, 2020 and December 31, 2019, respectively	(2,414)	(1,171)
Additional paid-in-capital	335,409	333,705
Retained earnings	79,015	122,682
Total stockholders’ equity	412,010	455,216
Total liabilities and stockholders’ equity	$1,753,295	$1,761,332
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenue	$146,022	$279,673	$373,936	$547,169
Operating expenses:
Content costs	65,725	93,844	154,291	197,596
Selling, general and administrative expenses	79,904	115,817	183,531	229,320
Depreciation and amortization	13,122	13,545	25,912	28,135
Local marketing agreement fees	1,006	438	2,053	1,481
Corporate expenses	10,331	22,675	22,139	35,192
Loss (gain) on sale or disposal of assets or stations	3,767	(47,750)	5,583	(47,724)
Impairment of intangible assets	4,509	—	4,509	—
Total operating expenses	178,364	198,569	398,018	444,000
Operating (loss) income	(32,342)	81,104	(24,082)	103,169
Non-operating expense:
Interest expense	(15,888)	(21,191)	(33,047)	(43,347)
Interest income	2	8	4	12
Gain on early extinguishment of debt	—	—	—	381
Other expense, net	(61)	(34)	(64)	(62)
Total non-operating expense, net	(15,947)	(21,217)	(33,107)	(43,016)
(Loss) income before income taxes	(48,289)	59,887	(57,189)	60,153
Income tax benefit (expense)	11,973	(17,026)	13,522	(16,841)
Net (loss) income	$(36,316)	$42,861	$(43,667)	$43,312
Basic and diluted (loss) earnings per common share (see Note 10, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(1.79)	$2.13	$(2.15)	$2.16
Diluted: (Loss) Earnings per share	$(1.79)	$2.11	$(2.15)	$2.14
Weighted average basic common shares outstanding	20,332,970	20,125,419	20,279,022	20,091,568
Weighted average diluted common shares outstanding	20,332,970	20,317,328	20,279,022	20,268,393

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the six months ended June 30, 2020 and June 30, 2019
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658		$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—		—	—	(7,351)	(7,351)
Shares returned in lieu of tax payments	—	—	—	—	75,493		(1,072)	—	—	(1,072)
Conversion of Class B common stock	38,563	—	(38,563)	—	—	—	—	—	—	—
Exercise of warrants	121,114	—	—	—	—		—	—	—	—
Issuance of common stock	112,569	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	719	—	719
Balance at March 31, 2020	15,953,685	$—	1,888,285	$—	144,151		$(2,243)	$334,424	$115,331	$447,512
Net loss	—	—	—	—	—		—	—	(36,316)	(36,316)
Shares returned in lieu of tax payments	—	—	—	—	30,071		(171)	—	—	(171)
Exercise of warrants	1,723,253	—	686,315	—	—		—	—	—	—
Issuance of common stock	66,476	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	985	—	985
Balance at June 30, 2020	17,743,414	$—	2,574,600	$—	174,222		$(2,414)	$335,409	$79,015	$412,010

Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	12,995,080	$—	3,560,604	$—	—		$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—		—	—	451	451
Shares returned in lieu of tax payments	—	—	—	—	34,704		(633)	—	—	(633)
Conversion of Class B common stock	751,633	—	(751,633)	—	—		—	—	—	—
Exercise of warrants	177,186	—	—	—	—		—	—	—	—
Issuance of common stock	68,246	—	3,035	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,208	—	1,208
Balance at March 31, 2019	13,992,145	$—	2,812,006	$—	34,704		$(633)	$329,612	$61,876	$390,855
Net income	—	—	—	—	—		—	—	42,861	42,861
Shares returned in lieu of tax payments	—	—	—	—	33,129		(523)	—	—	(523)
Conversion of Class B common stock	115,153	—	(115,153)	—	—	—	—	—	—	—
Exercise of warrants	170,659	—	—	—	—		—	—	—	—
Issuance of common stock	50,581	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	1,106	—	1,106
Balance at June 30, 2019	14,328,538	$—	2,696,853	$—	67,833		$(1,156)	$330,718	$104,737	$434,299
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(43,667)	$43,312
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,912	28,135
Amortization of right of use assets	6,809	11,931
Amortization of debt issuance costs/discounts	1,541	136
Provision for doubtful accounts	3,702	618
Loss (gain) on sale or disposal of assets or stations	5,583	(47,724)
Gain on early extinguishment of debt	—	(381)
Impairment of intangible assets	4,509	—
Deferred income taxes	(4,784)	7,725
Stock-based compensation expense	1,704	2,314
Changes in assets and liabilities:
Accounts receivable	84,866	16,704
Trade receivable	(697)	(1,585)
Prepaid expenses and other current assets	(9,762)	424
Operating leases	9,522	3,839
Assets held for sale	—	29
Other assets	(4,394)	2,778
Accounts payable and accrued expenses	(32,515)	(17,836)
Trade payable	115	78
Other liabilities	3,967	(1,543)
Net cash provided by operating activities	52,411	48,954
Cash flows from investing activities:
Proceeds from sale of assets or stations	78,333	103,519
Capital expenditures	(5,575)	(10,715)
Net cash provided by investing activities	72,758	92,804
Cash flows from financing activities:
Repayment of borrowings under term loan	(2,626)	(639,180)
Borrowings under the 2020 revolving credit facility	60,000	—
Proceeds from issuance of 6.75% senior notes	—	500,000
Financing costs	(444)	(7,675)
Shares returned in lieu of tax payments	(1,243)	(1,156)
Repayments of financing lease obligations	(949)	(819)
Net cash provided by (used in) financing activities	54,738	(148,830)
Increase (decrease) in cash and cash equivalents and restricted cash	179,907	(7,072)
Cash and cash equivalents and restricted cash at beginning of period	17,007	30,038
Cash and cash equivalents and restricted cash at end of period	$196,914	$22,966
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our consolidated financial statements as of and for the quarter ended June 30, 2020, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2020 and June 30, 2019, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell.

On June 24, 2020, the Company completed its previously announced sale of certain land located in Bethesda, MD, used in conjunction with the Company's Washington, DC operations ("DC Land"), to Toll Brothers. See Note 2, "Acquisitions and Dispositions" for additional discussion related to the DC Land sale.

On March 1, 2020, the Company completed its previously announced sale of WABC-AM in New York, NY to Red Apple Media, Inc. (the "WABC Sale"). See Note 2, "Acquisitions and Dispositions" for additional discussion related to the WABC Sale.
The major categories of assets held for sale are as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
	Total	WABC Sale	DC Land	Total
Property and equipment, net	$220	$7,054	$75,000	$82,054
FCC license	263	4,573	—	4,573
Other intangibles, net	29	373	—	373
Other assets	9	—	—	—
Total	$521	$12,000	$75,000	$87,000
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
Supplemental disclosures of cash flow information:
Interest paid	$30,435	$41,978
Income taxes (refunded) paid	(202)	14,134
Supplemental disclosures of non-cash flow information:
Trade revenue	$14,921	$23,980
Trade expense	14,172	22,008
Reconciliation of cash and cash equivalents and restricted cash to the Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$196,914	$20,500
Restricted cash	—	2,466
Total cash and cash equivalents and restricted cash	$196,914	$22,966

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
2. Acquisitions and Dispositions
DC Land Sale
On June 24, 2020, the Company completed its previously announced sale of its DC Land to Toll Brothers. The sale generated net proceeds of $71.3 million, $5.0 million of which was received in 2019. The Company recorded a loss on the DC Land sale of $3.7 million which is included in the Loss (gain) on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.
WABC Sale
On March 1, 2020, the Company completed its previously announced sale of WABC-AM in New York, NY to Red Apple Media, Inc for $12.0 million in cash. The Company recorded a loss on the WABC Sale of $0.9 million which is included in the Loss (gain) on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Advertising revenues	$142,873	$274,830
Non-advertising revenues	3,149	4,843
Total revenue	$146,022	$279,673

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Advertising revenues	$367,413	$536,834
Non-advertising revenues	6,523	10,335
Total revenue	$373,936	$547,169
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2020 and June 30, 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $5.8 million, and $10.7 million, respectively; and (2) trade and barter expenses of $6.1 million, and $11.4 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $14.9 million, and $24.0 million, respectively; and (2) trade and barter expenses of $14.2 million, and $22.0 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Condensed Consolidated Statements of Operations. As of June 30, 2020, and December 31, 2019, the Company recorded an asset of approximately $6.0 million and $7.9 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
4. Restricted Cash
As of June 30, 2020, the Company had no restricted cash. As of December 31, 2019, the Company had $1.9 million in restricted cash. Restricted cash was used primarily to collateralize standby letters of credit for certain leases and insurance policies.

5. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2019	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323
Impairment charges	(4,509)	—	—	—	—	—	(4,509)
Assets held for sale (see Note 1)	(263)	(16)	—	—	(16)	(11)	(306)
Dispositions	(52)	(2)	—	—	(1)	(45)	(100)
Balance as of June 30, 2020	$825,666	$19,903	$130,000	$32,000	$13,704	$11,135	$1,032,408

Accumulated Amortization
Balance as of December 31, 2019	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Amortization Expense	—	—	(5,909)	(3,200)	(762)	—	(9,871)
Assets held for sale (see Note 1)	—	—	—	—	3	11	14
Dispositions	—	—	—	—	—	45	45
Balance as of June 30, 2020	$—	$—	$(24,621)	$(13,333)	$(3,173)	$(11,135)	$(52,262)
Net Book Value as of June 30, 2020	$825,666	$19,903	$105,379	$18,667	$10,531	$—	$980,146

The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, the adverse impact on the trading value of the Company's publicly-traded equity and on the Company's second quarter 2020 results, the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic and other potential indicators of impairment and determined a triggering event occurred which necessitated an interim impairment test as of June 30, 2020.
In estimating the fair value of the FCC licenses, we began with the market revenue projections based on third-party radio industry data, which considered the impact of COVID-19. Next, we estimated the percentage of the market's total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by station type (i.e., AM and FM) and signal strength. Below are the key assumptions used in our interim impairment assessment:

June 30, 2020
Discount rate	8.0%
Long-term revenue growth rate	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	20% – 30%

As a result of the impairment test as of June 30, 2020, the Company recorded a non-cash impairment charge of $4.5 million on its FCC licenses which is included in the Impairment of Intangible Assets financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

The Company also performed an interim impairment test as of June 30, 2020 on its trademarks. As a result of our impairment test of our trademarks, there was no impairment recorded. In addition, based on the Company's test of recoverability using estimated undiscounted future cash flows, the carrying amounts of the Company's definite-lived intangible and long-lived assets were determined to be recoverable, and no impairment was recognized.
While management believes the estimates and assumptions utilized to calculate the fair value of the Company's tangible and intangible long-lived assets are reasonable, it is possible a material change could occur to the estimated fair value of these assets. Uncertainty regarding the full extent of the economic downturn as a result of COVID-19, as well as the timing of any recovery, may result in the Company's actual results not being consistent with its estimates, and the Company could be exposed to future impairment losses that could be material to its results of operations. We will continue to monitor changes in economic and market conditions related to COVID-19 and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.
6. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020	December 31, 2019
Term Loan due 2026	$521,063	$523,688
Less: current portion of Term Loan due 2026	(5,250)	(5,250)
6.75% Senior Notes	500,000	500,000
2020 Revolving Credit Facility	60,000	—
Less: Total unamortized debt issuance costs	(11,134)	(11,945)
Long-term debt, net	$1,064,679	$1,006,493

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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of June 30, 2020, the Term Loan due 2026 bore interest at a rate of 4.82% per annum.
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
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. As of June 30, 2020, we were in compliance with all required covenants under the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Cumulus Media New Holdings Inc., a Delaware corporation ("Holdings") and an indirect wholly-owned subsidiary of the Company and certain of the Company’s other subsidiaries, as borrowers (the “Borrowers”), and Cumulus Media Intermediate Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company, entered into a $100.0 million revolving credit facility (the “2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. The 2020 Revolving Credit Facility refinances and replaces the Company’s 2018 Revolving Credit Agreement (as defined below) entered into pursuant to that certain Credit Agreement dated as of August 17, 2018, by and among Holdings, the Borrowers, Intermediate Holdings and certain lenders and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.
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
The 2020 Revolving Credit Agreement does not contain any financial maintenance covenants with which the Company must comply. However, if average excess availability under the 2020 Revolving Credit Facility is less than the greater of (a) 12.5% of the total commitments thereunder or (b) $10.0 million, the Company must comply with a fixed charge coverage ratio of not less than 1.0:1.0.

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
As of June 30, 2020, $66.1 million was outstanding under the 2020 Revolving Credit Facility, including letters of credit. As of June 30, 2020, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of June 30, 2020, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
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
7. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	June 30, 2020	December 31, 2019
Term Loan due 2026:
Gross value	$521,063	$523,688
Fair value - Level 2	481,983	528,684
6.75% Senior Notes:
Gross value	$500,000	$500,000
Fair value - Level 2	461,875	533,250

As of June 30, 2020, the Company used trading prices from a third party of 92.50% and 92.38% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2019, the Company used trading prices from a third party of 100.95% and 106.65% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
8. Income Taxes
For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.0 million on pre-tax book loss of $48.3 million, resulting in an effective tax rate of approximately 24.8%. For the three months ended June 30, 2019, the Company recorded an income tax expense of $17.0 million on pre-tax book income of $59.9 million, resulting in an effective tax rate of approximately 28.3%.
For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.5 million on pre-tax book loss of $57.2 million, resulting in an effective tax rate of approximately 23.6%. For the six months ended June 30, 2019, the Company recorded an income tax expense of $16.8 million on pre-tax book income of $60.2 million, resulting in an effective tax rate of approximately 27.9%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and six months ended June 30, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and six months ended June 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.

The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2020, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the "CARES Act") was signed into law. Among other provisions, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and technical corrections to qualified improvement property. The Company recognized the effect of the changes in tax law on existing deferred tax assets and liabilities in income from continuing operations in the three and six months period ended June 30, 2020. The new legislation is retroactive. As a result, the effective tax rate for the current period and income taxes payable or receivable for the prior annual period was adjusted for the three month period ended June 30, 2020.
9. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2020, the Company had 20,492,236 aggregate issued shares of common stock, and 20,318,014 outstanding shares consisting of: (i) 17,917,636 issued shares and 17,743,414 outstanding shares designated as Class A common stock; and (ii) 2,574,600 issued and outstanding shares designated as Class B common stock.
Stock Purchase Warrants
On June 4, 2018 (the "Effective Date"), the Company entered into a warrant agreement (the "Warrant Agreement") with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants (the "Series 1 warrants") to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against the Company prior to the Effective Date and (ii) issued or will issue 712,736 Series 2 warrants (the "Series 2 warrants" and, together with the Series 1 warrants the "Warrants") to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. Pursuant to an exchange process under the Warrant Agreement, on June 22, 2020, all outstanding warrants were converted into shares of Class A or Class B common stock, and the remaining Series 2 warrants authorized for issuance were converted into Series 1 warrants.
Shareholder Rights Plan
On May 20, 2020, our Board adopted a rights plan and declared a dividend of (a) one Class A right (a "Class A Right") in respect of each share of the Company's Class A common stock, par value $0.0000001 per share (the "Class A Common Shares"), (b) one Class B right (a "Class B Right") in respect of each share of the Company's Class B common stock, par value $0.0000001 per share (the "Class B Common Shares" and together with the Class A Common Shares, the "Common Shares"), (c) one Series 1 warrant right (a "Series 1 Warrant Right") in respect of each of the Company's Series 1 warrants (the "Series 1 Warrants"), and (d) one Series 2 warrant right (a "Series 2 Warrant Right," and together with the Class A Rights, the Class B Rights and the Series 1 Warrant Rights, the "Rights") in respect of each of the Company's Series 2 warrants (the "Series 2 Warrants," and together with the Series 1 Warrants, the "Warrants"). The dividend distribution was made on June 1, 2020 to the Company's stockholders and Warrant holders of record on that date. The terms of the Rights and the rights plan are set forth in a Rights Agreement, dated as of May 21, 2020 (the "Rights Agreement"), by and between the Company and Computershare Trust Company, N.A., as rights agent (or any successor rights agent), as it may be amended from time to time.

In the event that a person or group that is or becomes the beneficial owner of 10% or more of the Company's outstanding Class A Common Shares (20% or more in the case of a passive institutional investor), subject to certain exceptions, (a) each Class A Right would allow its holder to purchase from the Company one one-hundredth of a Class A Common Share for a purchase price of $25.00, (b) each Class B Right would allow its holder to purchase from the Company one one-hundredth of a Class B Common Share for a purchase price of $25.00, (c) each Series 1 Warrant Right would allow its holder to purchase from the

Company one one-hundredth of a Series 1 Warrant for a purchase price of $25.00, and (d) each Series 2 Warrant would allow its holder to purchase from the Company one one-hundredth of a Series 2 Warrant for a purchase price of $25.00.

After the date that the Rights become exercisable, a person or group that is or becomes the beneficial owner of 10% or more of the Company's outstanding Class A Common Shares (20% or more in the case of a passive institutional investor), all holders of Rights, except such beneficial owner, may exercise their (a) Class A Rights, upon payment of the applicable purchase price, to purchase Class A Common Shares (or other securities or assets as determined by the Board) with a market value of two times the applicable purchase price, (b) Class B Rights, upon payment of the applicable purchase price, to purchase Class B Common Shares (or other securities or assets as determined by the Board) with a market value of two times the applicable purchase price, (c) Series 1 Warrant Rights, upon payment of the applicable purchase price, to purchase Series 1 Warrants (or other securities or assets as determined by the Board) with a market value of two times the applicable purchase price, and (d) Series 2 Warrant Rights, upon payment of the applicable purchase price, to purchase Series 2 Warrants (or other securities or assets as determined by the Board) with a market value of two times the applicable purchase price. After the date that the Rights become exercisable, if a flip-in event has already occurred and the Company is acquired in a merger or similar transaction, all holders of Rights, except such beneficial owner, may exercise their Rights, upon payment of the purchase price, to purchase shares of the acquiring corporation with a market value of two times the applicable purchase price of the Rights.

In addition, after a person or group has become a beneficial owner of 10% or more of the Company's outstanding Class A Common Shares (20% or more in the case of a passive institutional investor), but before any person beneficially owns 50% or more of the Company's outstanding Class A Common Shares, the Board may exchange each Right (other than Rights that have become null and void) at an exchange ratio of (a) one Class A Common Share per Class A Right, (b) one Class B Common Share per Class B Right, (c) one Series 1 Warrant per Series 1 Warrant Right, and (d) one Series 2 Warrant per Series 2 Warrant Right. The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.001 per Right at any time before the later of the date that the Rights become exercisable and the date of the Company's first public announcement or disclosure that a person or group has become a beneficial owner of 10% or more of the Company's outstanding Class A Common Shares (20% or more in the case of a passive institutional investor). Unless earlier redeemed or exchanged, the Rights will expire on April 30, 2021.
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

The following table presents the basic and diluted (loss) earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(36,316)	$42,861
Basic net (loss) income attributable to common shares	$(36,316)	$42,861
Denominator:
Basic weighted average shares outstanding	20,333	20,125
Basic undistributed net (loss) income per share attributable to common shares	$(1.79)	$2.13

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(36,316)	$42,861
Diluted net (loss) income attributable to common shares	$(36,316)	$42,861
Denominator:
Basic weighted average shares outstanding	20,333	20,125
Effect of dilutive options and restricted share units	—	192
Diluted weighted average shares outstanding	20,333	20,317
Diluted undistributed net (loss) income per share attributable to common shares	$(1.79)	$2.11

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(43,667)	$43,312
Basic net (loss) income attributable to common shares	$(43,667)	$43,312
Denominator:
Basic weighted average shares outstanding	20,279	20,092
Basic undistributed net (loss) income per share attributable to common shares	$(2.15)	$2.16

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(43,667)	$43,312
Diluted net (loss) income attributable to common shares	$(43,667)	$43,312
Denominator:
Basic weighted average shares outstanding	20,279	20,092
Effect of dilutive options and restricted share units	—	176
Diluted weighted average shares outstanding	20,279	20,268
Diluted undistributed net (loss) income per share attributable to common shares	$(2.15)	$2.14

11. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $121.0 million as of June 30, 2020 and is expected to be paid in accordance with the agreements through December 2022.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of June 30, 2020, the Company believes that it will meet all such material minimum obligations.
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

The FCC staff has advised companies in the radio broadcast industry, including the Company, that it has been conducting an investigation into the timeliness of compliance with political file record keeping obligations by radio stations throughout the industry. The Company has been engaged in discussions with the FCC staff with respect to this investigation and on July 22, 2020, the FCC adopted a Consent Decree entered into by the Company with respect to such investigation. Under the Consent Decree, the Company has agreed to implement a comprehensive compliance plan to ensure future compliance with the FCC's political file rules and to submit periodic compliance reports to the FCC. No fines were imposed on the Company as a result of the investigation.
On May 17, 2018, after unsuccessful license fee negotiations between the Radio Music License Committee, Inc. ("RMLC") and Broadcast Music, Inc. ("BMI"), RMLC, on behalf of the FCC-licensed broadcast radio stations operating in the U.S. that it represents (the "Stations"), filed a petition for the determination of reasonable final license fees, case No. 18-cv-044420-LLS, in the U.S. District Court for the Southern District of New York. In the petition, RMLC requested that the court determine reasonable final fees and terms for a blanket license, an adjustable-fee blanket license, and a per-program license for the Stations on a retroactive basis for the period January 1, 2017 through December 31, 2021, and for such other and further relief as the court deems just and proper. RMLC negotiates music licensing fees with performing rights organizations on behalf of many U.S. radio stations, including Cumulus. On January 24, 2020, RMLC and BMI agreed to basic terms in a provisional settlement. The final agreement was reached on March 20, 2020. As a result of the final settlement, the Company has accrued $1.7 million as of June 30, 2020.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint, and will continue to defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
12. Subsequent Event

On August 7, 2020, the Company entered into an agreement with Vertical Bridge REIT, LLC (“Buyer”), for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets for approximately $213 million.
The transaction may occur in one or more closings. Simultaneous with each closing, the Company would enter into lease agreements for the continued use of certain of the towers. The Company will not enter into lease agreements for certain other assets being sold, including excess land and certain intangible rights. The initial term of each lease will be ten (10) years followed by five (5) option periods of five (5) years each, subject to exclusions and limitations. If the Buyer acquires all tower sites that are subject to the transaction, we will have annual lease payments of approximately $13.5 million subject to customary escalators, which will be accounted for as a reduction of the financial lease liability and interest expense, a loss of annual tenant revenues of approximately $2.3 million and an approximate $2.3 million annual reduction of operating expenses of which $1.5 million is non-cash intangible amortization. The Company will also record non-cash imputed rental income for certain tower sites where the Company will continue to use a portion of the tower along with other existing and future tenants. The transaction will not have any effect on the Company’s current broadcast operations.
The first closing of the transaction is expected to occur in the fourth quarter of 2020 following a 45-day diligence period, during which the Buyer and/or the Company may exclude certain sites from the transaction based upon customary grounds for exclusion. Notwithstanding the foregoing and subject to satisfaction of customary closing conditions, the Buyer is required to acquire at least 85% of the tower sites (based on value and irrespective of any defects identified with respect to such tower sites during the diligence period), and the Company is not required to consummate the transaction unless the Buyer agrees to acquire at least 92.5% of the tower sites (based on value) at the first closing. Subsequent closings will occur as and to the extent defects are cured with respect to any excluded tower sites.
The Company expects that the net proceeds of the sale related to assets that are not being leased would be used to pay down debt on a pro rata basis between the Term Loan due 2026 and the 6.75% Senior Notes, subject to a 12-month reinvestment right. The Company expects that the net proceeds of the sale related to assets that are being leased would be applied to pay down the Term Loan due 2026 and the 6.75% Senior Notes on a pro rata basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2019 Form 10-K , in Part II, "Item 1A. Risk Factors," and elsewhere in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "First Quarter 2020 10-Q"), in Part II, "Item 1A. Risk Factors" and elsewhere in this report, and those described from time to time in other reports filed with the SEC from time to time. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2019 Form 10-K.
Recent Events and Company Outlook
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Beginning in the second half of March, revenue trends began to weaken when compared to the prior year, which continued through the second quarter. We expect consolidated revenue to continue to be negatively impacted in the third quarter of 2020, when compared to the prior year, and for negative impacts to continue until economic conditions improve.
As a result of the COVID-19 pandemic, we have experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events. The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operating results, will be affected by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that have been or may be imposed in response to the pandemic. Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior. Our sales teams are focused on how to meet changing needs of our customers in this environment. COVID-19's impact on the capital markets could impact our ability and cost to borrow under our existing or future financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.
As these events developed, we executed on our business continuity plans and formed a crisis management team to address the challenges related to the COVID-19 pandemic. Since March, most of our employees have been working from home, with only certain essential employees working on site at our radio stations. For employees working at our radio stations, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those stations and undertaken other actions to make these stations safer for our employees. We have also substantially reduced employee travel to only essential business needs. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has adversely impacted our internal controls, financial reporting systems or our operations.
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have implemented a hiring freeze and significantly limited the addition of third party contracted services, limited all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. We also announced intermittent furloughs, which began mid-April 2020 for the subsequent three months, as well as temporary salary cuts for the leadership team and employees deemed essential to continue to operate the business. We have also temporarily stopped the Company matching of 401(k) and Health Savings Account contributions. In July, the Company announced that certain non-essential positions would be eliminated. To the extent the business disruption continues for an extended period, we expect to consider additional cost management actions.

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
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments. As a result, the effective tax rate for the current period and income taxes payable or receivable for the prior annual period was adjusted for the three month period ended June 30, 2020. We do not currently expect the CARES Act to have a material impact on our financial results or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.
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

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	2020 vs 2019 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$146,022	$279,673	$(133,651)	(47.8)%
Content costs	65,725	93,844	(28,119)	(30.0)%
Selling, general and administrative expenses	79,904	115,817	(35,913)	(31.0)%
Depreciation and amortization	13,122	13,545	(423)	(3.1)%
Local marketing agreement fees	1,006	438	568	129.7%
Corporate expenses	10,331	22,675	(12,344)	(54.4)%
Loss (gain) on sale or disposal of assets or stations	3,767	(47,750)	51,517	N/A
Impairment of intangible assets	4,509	—	4,509	N/A
Operating (loss) income	(32,342)	81,104	(113,446)	N/A
Interest expense	(15,888)	(21,191)	5,303	(25.0)%
Interest income	2	8	(6)	(75.0)%
Other expense, net	(61)	(34)	(27)	79.4%
(Loss) income before income taxes	(48,289)	59,887	(108,176)	N/A
Income tax benefit (expense)	11,973	(17,026)	28,999	N/A
Net (loss) income	$(36,316)	$42,861	$(79,177)	N/A
KEY FINANCIAL METRIC:
Adjusted EBITDA	$(6,375)	$61,819	$(68,194)	(110.3)%

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	2020 vs 2019 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$373,936	$547,169	$(173,233)	(31.7)%
Content costs	154,291	197,596	(43,305)	(21.9)%
Selling, general and administrative expenses	183,531	229,320	(45,789)	(20.0)%
Depreciation and amortization	25,912	28,135	(2,223)	(7.9)%
Local marketing agreement fees	2,053	1,481	572	38.6%
Corporate expenses	22,139	35,192	(13,053)	(37.1)%
Loss (gain) on sale or disposal of assets or stations	5,583	(47,724)	53,307	N/A
Impairment of intangible assets	4,509	—	4,509	N/A
Operating (loss) income	(24,082)	103,169	(127,251)	N/A
Interest expense	(33,047)	(43,347)	10,300	(23.8)%
Interest income	4	12	(8)	(66.7)%
Gain on early extinguishment of debt	—	381	(381)	N/A
Other expense, net	(64)	(62)	(2)	3.2%
(Loss) income before income taxes	(57,189)	60,153	(117,342)	N/A
Income tax benefit	13,522	(16,841)	30,363	N/A
Net (loss) income	$(43,667)	$43,312	$(86,979)	N/A
KEY FINANCIAL METRIC:
Adjusted EBITDA	$21,350	$103,623	$(82,273)	(79.4)%

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019
Net Revenue
Net revenue for the three months ended June 30, 2020 compared to net revenue for the three months ended June 30, 2019 decreased primarily as a result of decreases in local and national broadcast advertising revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2020 compared to content costs for the three months ended June 30, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost-saving actions and station dispositions, the cancellation or postponement of sporting events due to COVID-19 and the reduction in our syndicated programming costs and music licensing fees attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended June 30, 2020 compared to selling, general and administrative expenses for the three months ended June 30, 2019 decreased primarily as result of a reduction in personnel costs, both internally and externally, related to cost mitigation efforts and station dispositions, declines in local and national commissions due to lower local and national broadcast revenue, lower trade and event-related expenses as a result of the cancellation or postponement of sporting, music, and various promotional events due to COVID-19, and lower incentive accruals based on Company performance. These declines were slightly offset by an increase in bad debt expense.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2020 as compared to depreciation and amortization for the three months ended June 30, 2019 decreased slightly because certain definite-lived intangibles were fully amortized by the second quarter of 2020.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended June 30, 2020 compared to LMA fees for the three months ended June 30, 2019 increased as we are no longer receiving fees from Meruelo Media to program KLOS-FM since our LMA ended in July 2019.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2020 compared to corporate expenses for the three months ended June 30, 2019 decreased primarily as a result of lower restructuring expense, lower incentives based on Company performance and a decrease in salary expense as a result of cost-saving initiatives.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the three months ended of June 30, 2020 of $3.8 million was primarily a result of the DC Land sale. See Part I, "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions and Dispositions," for further discussion of the DC Land sale.

The gain on sale or disposal of assets or stations for the three months ended June 30, 2019 of $47.8 million included a $47.6 million gain on the EMF Sale.
Impairment of Intangible Assets
Impairment of intangible assets for the three months ended June 30, 2020 of approximately $4.5 million resulted from the interim impairment test of our FCC licenses. See Part I, "Item - 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5 - Intangible Assets," for further discussion of the interim impairment test.
Interest Expense
Total interest expense for the three months ended June 30, 2020 decreased as compared to the total interest expense for the three months ended June 30, 2019. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	$ Change
Term Loan due 2022	$—	$20,365	$(20,365)
Term Loan due 2026	6,367	—	6,367
6.75% Senior Notes	8,438	469	7,969
2020 Revolving Credit Facility	285	—	285
Other, including debt issuance cost amortization	798	357	441
Interest expense	$15,888	$21,191	$(5,303)
Income Tax Expense
For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.0 million on pre-tax book loss of $48.3 million, resulting in an effective tax rate of approximately 24.8%. For the three months ended June 30, 2019, the Company recorded an income tax expense of $17.0 million on pre-tax book income of $59.9 million, resulting in an effective tax rate of approximately 28.3%.

The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended June 30, 2020 primarily related to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended June 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2020 compared to the Adjusted EBITDA for the three months ended June 30, 2019 decreased.
Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019
Net Revenue
Net revenue for the six months ended June 30, 2020 compared to net revenue for the six months ended June 30, 2019 decreased primarily as a result of decreases in local and national broadcast advertising revenue and trade revenue slightly offset by increases in political and digital revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2020 compared to content costs for the six months ended June 30, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost-saving actions and station dispositions, the cancellation or postponement of sporting events due to COVID-19 and a reduction in our syndicated programming costs and music licensing fees attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the six months ended June 30, 2020 compared to selling, general and administrative expenses for the six months ended June 30, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost mitigation efforts and station dispositions, declines in local and national commissions due to lower local and national broadcast revenue, lower trade and event-related expenses as a result of the cancellation or postponement of sporting, music, and various promotional events due to COVID-19, lower incentive accruals based on Company performance, and lower rent expense as a result of exiting certain facilities, which were slightly offset by an increase in bad debt expense and higher amortization of new local commissions.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2020 as compared to depreciation and amortization for the six months ended June 30, 2019 decreased because certain definite-lived intangibles were fully amortized by the first quarter of 2020, which was partially offset by an increase in depreciation expense.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the six months ended June 30, 2020 compared to LMA fees for the six months ended June 30, 2019 increased as we are no longer receiving fees from Meruelo Media to program KLOS-FM since our LMA ended in July 2019.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2020 compared to corporate expenses for the six months ended June 30, 2019 decreased primarily as a result of lower restructuring expense and lower incentive and stock-based compensation based on Company performance which were slightly offset by an increase in professional fees.

Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the six months ended of June 30, 2020 of $5.6 million was primarily due to the WABC Sale, DC Land sale and fixed asset dispositions. See Part I, "Item 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 2 - Acquisitions and Dispositions," for further discussion of the sale of the DC Land and the WABC Sale.
The gain on sale or disposal of assets or stations for the three months ended June 30, 2019 of $47.8 million included a $47.6 million gain on the EMF Sale.
Interest Expense
Total interest expense for the six months ended June 30, 2020 decreased as compared to the total interest expense for the three months ended June 30, 2019. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	$ Change
Term Loan due 2022	$—	$42,083	$(42,083)
Term Loan due 2026	13,548	—	13,548
6.75% Senior Notes	16,875	469	16,406
2020 Revolving Credit Facility	332	—	332
Other, including debt issuance cost amortization	2,292	795	1,497
Interest expense	$33,047	$43,347	$(10,300)
Income Tax Expense
For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.5 million on pre-tax book loss of $57.2 million, resulting in an effective tax rate of approximately 23.6%. For the six months ended June 30, 2019, the Company recorded an income tax expense of $16.8 million on pre-tax book income of $60.2 million, resulting in an effective tax rate of approximately 27.9%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended June 30, 2020 primarily related to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended June 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2020 compared to the Adjusted EBITDA for the six months ended June 30, 2019 decreased.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
GAAP net (loss) income	$(36,316)	$42,861
Income tax (benefit) expense	(11,973)	17,026
Non-operating expenses, including net interest expense	15,947	21,217
Local marketing agreement fees	1,006	438
Depreciation and amortization	13,122	13,545
Stock-based compensation expense	985	1,106
Loss (gain) on sale of assets or stations	3,767	(47,750)
Impairment of intangible assets	4,509	—
Restructuring costs	2,343	13,024
Franchise taxes	235	352
Adjusted EBITDA	$(6,375)	$61,819

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
GAAP net (loss) income	$(43,667)	$43,312
Income tax (benefit) expense	(13,522)	16,841
Non-operating expenses, including net interest expense	33,107	43,397
Local marketing agreement fees	2,053	1,481
Depreciation and amortization	25,912	28,135
Stock-based compensation expense	1,704	2,314
Loss (gain) on sale of assets or stations	5,583	(47,724)
Gain on early extinguishment of debt	—	(381)
Impairment of intangible assets	4,509	—
Restructuring costs	5,263	15,801
Franchise taxes	408	447
Adjusted EBITDA	$21,350	$103,623

Liquidity and Capital Resources
As of June 30, 2020, we had $196.9 million of cash and cash equivalents. The Company generated cash from operating activities of $52.4 million and $49.0 million for the three months ended June 30, 2020 and June 30, 2019, respectively.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the DC Land sale and drawing $60 million under our 2020 Revolving Credit Facility, will help us manage our business through this pandemic as it continues to unfold and meet our currently anticipated liquidity needs.
We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets, when we determine that it would further our strategic and financial objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, in fiscal 2020, we have not experienced difficulty accessing the capital and credit markets; however, future volatility in the capital and credit markets may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions.
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
Cash Flows Provided by Operating Activities

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Dollars in thousands)
Net cash provided by operating activities	$52,411	$48,954
Net cash provided by operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased primarily as a result of increases in non-cash activities and favorable changes in working capital.

Cash Flows Provided by (Used in) Investing Activities

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Dollars in thousands)
Net cash provided by investing activities	$72,758	$92,804
Net cash provided by investing activities for the six months ended June 30, 2020 includes the proceeds received from the sale of the DC Land and the WABC Sale partially offset by capital expenditures. See Part I, "Item 1 — Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2 — Acquisitions and Dispositions," for further discussion of the sale of the DC Land and the WABC Sale.
For the six months ended June 30, 2019, net cash used in investing activities primarily consisted of proceeds received from the EMF Sale offset by capital expenditures.
Cash Flows Provided by (Used in) Financing Activities

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Dollars in thousands)
Net cash provided by (used in) financing activities	$54,738	$(148,830)
For the six months ended June 30, 2020, net cash provided by financing activities primarily reflects $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement slightly offset by principal payments on the Term Loan due 2026.
For the six months ended June 30, 2019, net cash used in financing activities included $500 million in proceeds received from the issuance of the 6.75% Senior Notes. The proceeds from the issuance of the 6.75% Senior Notes, combined with the proceeds from the EMF Sale and cash generated from operations, were used to repay $639.2 million of debt under the Term Loan.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2020.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint, and will continue to defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, Item 1A, "Risk Factors," in our 2019 Form 10-K, in Part II, "Item IA. Risk Factors," in our First Quarter 2020 10-Q, and in other reports we file with the SEC from time to time, all of which could materially affect our business, financial condition or future results. For example, these risks now include risks related to the COVID-19 pandemic and related economic developments. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. The risk factors set forth below updates, and should be read together with, the risk factors in our 2019 Form 10-K, First Quarter 2020 10-Q and other reports from time to time.

The rights plan adopted by our Board may impair a takeover attempt.

On May 20, 2020, our Board adopted a rights plan and declared a dividend of (a) one Class A right (a "Class A Right") in respect of each share of the Company's Class A common stock, par value $0.0000001 per share (the "Class A Common Shares"), (b) one Class B right (a "Class B Right") in respect of each share of the Company's Class B common stock, par value $0.0000001 per share (the "Class B Common Shares" and together with the Class A Common Shares, the "Common Shares"), (c) one Series 1 warrant right (a "Series 1 Warrant Right") in respect of each of the Company's Series 1 warrants (the "Series 1 Warrants"), and (d) one Series 2 warrant right (a "Series 2 Warrant Right," and together with the Class A Rights, the Class B Rights and the Series 1 Warrant Rights, the "Rights") in respect of each of the Company's Series 2 warrants (the "Series 2 Warrants," and together with the Series 1 Warrants, the "Warrants"). The dividend distribution was made on June 1, 2020 to the Company's stockholders and Warrant holders of record on that date. In the event that a person or group that is or becomes the beneficial owner of 10% or more of the Company's outstanding Class A Common Shares (20% or more in the case of a passive institutional investor), subject to certain exceptions, (a) each Class A Right would allow its holder to purchase from the Company one one-hundredth of a Class A Common Share for a purchase price of $25.00, (b) each Class B Right would allow its holder to purchase from the Company one one-hundredth of a Class B Common Share for a purchase price of $25.00, (c) each Series 1 Warrant Right would allow its holder to purchase from the Company one one-hundredth of a Series 1 Warrant for a purchase price of $25.00, and (d) each Series 2 Warrant would allow its holder to purchase from the Company one one-hundredth of a Series 2 Warrant for a purchase price of $25.00.

In addition, after a person or group has become a beneficial owner of 10% or more of the Company's outstanding Class A Common Shares (20% or more in the case of a passive institutional investor), but before any person beneficially owns 50% or more of the Company’s outstanding Class A Common Shares, the Board may exchange each Right (other than Rights that have become null and void) at an exchange ratio of (a) one Class A Common Share per Class A Right, (b) one Class B Common Share per Class B Right, (c) one Series 1 Warrant per Series 1 Warrant Right, and (d) one Series 2 Warrant per Series 2 Warrant Right. The shareholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our Common Shares without the approval of our Board. Unless earlier redeemed or exchanged, the Rights will expire on April 30, 2021.

Item 6. Exhibits

4.1
Rights Agreement, dated as of May 21, 2020, by and between Cumulus Media Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Form 8-K filed with the SEC on May 21, 2020).

10.1	2020 Equity and Incentive Compensation Plan

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

August 10, 2020	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer