Form 10-Q
period 2020-09-30
CUMULUS MEDIA INC
filed 2020-11-05
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of October 29, 2020, the registrant had 20,346,998 outstanding shares of common stock consisting of: (i) 17,930,745 shares of Class A common stock; (ii) 2,416,253 shares of Class B common stock, and no warrants issued and outstanding. In addition, the registrant had 22,154 Series 1 warrants authorized to be issued.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands (except for share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$353,722	$15,142
Restricted cash	—	1,865
Accounts receivable, less allowance for doubtful accounts of $6,392 and $5,197 at September 30, 2020 and December 31, 2019, respectively	163,617	242,599
Trade receivable	3,274	2,790
Assets held for sale	525	87,000
Prepaid expenses and other current assets	35,359	31,285
Total current assets	556,497	380,681
Property and equipment, net	216,036	232,934
Operating lease right-of-use assets	160,555	143,436
Broadcast licenses	825,666	830,490
Other intangible assets, net	149,545	164,383
Other assets	8,773	9,408
Total assets	$1,917,072	$1,761,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$95,851	$97,527
Current portion of operating lease liabilities	28,521	34,462
Trade payable	2,209	2,323
Current portion of term loan due 2026	5,250	5,250
Total current liabilities	131,831	139,562
2020 revolving credit facility	60,000	—
Term loan due 2026, net of debt issuance costs of $4,445 and $5,007 at September 30, 2020 and December 31, 2019, respectively	461,029	513,431
6.75% senior notes, net of debt issuance costs of $6,289 and $6,938 at September 30, 2020 and December 31, 2019, respectively	493,711	493,062
Operating lease liabilities	132,585	111,184
Financing liabilities, net	224,018	17,221
Other liabilities	16,602	10,618
Deferred income taxes	228	21,038
Total liabilities	1,520,004	1,306,116
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 18,104,967 and 15,750,097 shares issued; 17,930,745 and 15,681,439 shares outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,416,253 and 1,926,848 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Treasury stock, at cost,174,222 and 68,658 shares at September 30, 2020 and December 31, 2019, respectively	(2,414)	(1,171)
Additional paid-in-capital	336,270	333,705
Retained earnings	63,212	122,682
Total stockholders’ equity	397,068	455,216
Total liabilities and stockholders’ equity	$1,917,072	$1,761,332
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net revenue	$196,385	$280,808	$570,321	$827,977
Operating expenses:
Content costs	82,014	98,335	236,304	295,931
Selling, general and administrative expenses	86,323	115,289	269,856	344,609
Depreciation and amortization	13,151	11,885	39,063	40,020
Local marketing agreement fees	984	902	3,037	2,383
Corporate expenses	16,926	11,905	39,065	47,097
Loss (gain) on sale or disposal of assets or stations	1,930	(8,188)	7,513	(55,912)
Impairment of assets held for sale	—	5,000	—	5,000
Impairment of intangible assets	—	—	4,509	—
Total operating expenses	201,328	235,128	599,347	679,128
Operating (loss) income	(4,943)	45,680	(29,026)	148,849
Non-operating expense:
Interest expense	(15,930)	(22,754)	(48,977)	(66,101)
Interest income	1	9	6	21
Gain on early extinguishment of debt	—	—	—	381
Other (expense) income, net	(13)	18	(76)	(44)
Total non-operating expense, net	(15,942)	(22,727)	(49,047)	(65,743)
(Loss) income before income taxes	(20,885)	22,953	(78,073)	83,106
Income tax benefit (expense)	5,082	(6,630)	18,603	(23,471)
Net (loss) income	$(15,803)	$16,323	$(59,470)	$59,635
Basic and diluted (loss) earnings per common share (see Note 10, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(0.78)	$0.81	$(2.93)	$2.96
Diluted: (Loss) Earnings per share	$(0.78)	$0.81	$(2.93)	$2.95
Weighted average basic common shares outstanding	20,339,895	20,164,876	20,299,461	20,115,868
Weighted average diluted common shares outstanding	20,339,895	20,216,314	20,299,461	20,249,682

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the nine months ended September 30, 2020 and 2019
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658		$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—		—	—	(7,351)	(7,351)
Shares returned in lieu of tax payments	—	—	—	—	75,493		(1,072)	—	—	(1,072)
Conversion of Class B common stock	38,563	—	(38,563)	—	—	—	—	—	—	—
Exercise of warrants	121,114	—	—	—	—		—	—	—	—
Issuance of common stock	112,569	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	719	—	719
Balance at March 31, 2020	15,953,685	$—	1,888,285	$—	144,151		$(2,243)	$334,424	$115,331	$447,512
Net loss	—	—	—	—	—		—	—	(36,316)	(36,316)
Shares returned in lieu of tax payments	—	—	—	—	30,071		(171)	—	—	(171)
Exercise of warrants	1,723,253	—	686,315	—	—		—	—	—	—
Issuance of common stock	66,476	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	985	—	985
Balance at June 30, 2020	17,743,414	$—	2,574,600	$—	174,222		$(2,414)	$335,409	$79,015	$412,010
Net loss	—	—	—	—	—		—	—	(15,803)	(15,803)
Shares returned in lieu of tax payments	—	—	—	—	—		—	—	—	—
Conversion of Class B common stock	158,347	—	(158,347)	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—		—	—	—	—
Issuance of common stock	28,984	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	861	—	861
Balance at September 30, 2020	17,930,745	$—	2,416,253	$—	174,222		$(2,414)	$336,270	$63,212	$397,068

For the nine months ended September 30, 2020 and 2019
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	12,995,080	$—	3,560,604	$—	—		$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—		—	—	451	451
Shares returned in lieu of tax payments	—	—	—	—	34,704		(633)	—	—	(633)
Conversion of Class B common stock	751,633	—	(751,633)	—	—		—	—	—	—
Exercise of warrants	177,186	—	—	—	—		—	—	—	—
Issuance of common stock	68,246	—	3,035	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,208	—	1,208
Balance at March 31, 2019	13,992,145	$—	2,812,006	$—	34,704		$(633)	$329,612	$61,876	$390,855
Net income	—	—	—	—	—		—	—	42,861	42,861
Shares returned in lieu of tax payments	—	—	—	—	33,129		(523)	—	—	(523)
Conversion of Class B common stock	115,153	—	(115,153)	—	—	—	—	—	—	—
Exercise of warrants	170,659	—	—	—	—		—	—	—	—
Issuance of common stock	50,581	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	1,106	—	1,106
Balance at June 30, 2019	14,328,538	$—	2,696,853	$—	67,833		$(1,156)	$330,718	$104,737	$434,299
Net income	—	—	—	—	—		—	—	16,323	16,323
Shares returned in lieu of tax payments	—	—	—	—	—		—	—	—	—
Conversion of Class B common stock	648,745	—	(648,745)	—	—	—	—	—	—	—
Exercise of warrants	494,929	—	—	—	—		—	—	—	—
Issuance of common stock	11,023	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	1,492	—	1,492
Balance at September 30, 2019	15,483,235	—	2,048,108	$—	67,833		$(1,156)	$332,210	$121,060	452,114
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net (loss) income	$(59,470)	$59,635
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,063	40,020
Amortization of right of use assets	7,306	18,025
Amortization of debt issuance costs/discounts	1,988	435
Provision for doubtful accounts	4,902	2,687
Loss (gain) on sale or disposal of assets or stations	7,513	(55,912)
Gain on early extinguishment of debt	—	(381)
Impairment of assets held for sale	—	5,000
Impairment of intangible assets	4,509	—
Deferred income taxes	(20,810)	10,358
Stock-based compensation expense	2,565	3,806
Changes in assets and liabilities:
Accounts receivable	74,430	5,477
Trade receivable	(733)	(1,361)
Prepaid expenses and other current assets	(4,239)	(2,476)
Operating leases	16,894	4,329
Assets held for sale	(4)	29
Other assets	(208)	2,734
Accounts payable and accrued expenses	(13,994)	(8,045)
Trade payable	(113)	250
Other liabilities	2,174	(1,547)
Net cash provided by operating activities	61,773	83,063
Cash flows from investing activities:
Proceeds from sale of assets or stations	78,333	146,519
Capital expenditures	(9,559)	(17,399)
Net cash provided by investing activities	68,774	129,120
Cash flows from financing activities:
Repayment of borrowings under term loan	(52,964)	(1,242,918)
Borrowings under term loan due 2022	60,000	525,000
Proceeds from issuance of 6.75% senior notes	—	500,000
Financing costs	(493)	(12,790)
Shares returned in lieu of tax payments	(1,243)	(1,156)
Transaction costs for financing liability	(3,152)	—
Proceeds from financing liability	205,442	—
Repayments of financing lease obligations	(1,422)	(1,214)
Net cash provided by (used in) financing activities	206,168	(233,078)
Increase (decrease) in cash and cash equivalents and restricted cash	336,715	(20,895)
Cash and cash equivalents and restricted cash at beginning of period	17,007	30,038
Cash and cash equivalents and restricted cash at end of period	$353,722	$9,143
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
Nature of Business
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 422 owned-and-operated stations across 87 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the Masters, the Olympics, the Academy of Country Music Awards, and many other world-class partners across nearly 8,000 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through on-air and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The results for the interim periods are not necessarily indicative of those for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by United States ("U.S.") generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to revenue recognition, bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended September 30, 2020, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the nine months ended September 30, 2020 and September 30, 2019, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.
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

The major categories of assets held for sale are as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
	Total	WABC Sale	DC Land	Total
Property and equipment, net	$220	$7,054	$75,000	$82,054
FCC license	263	4,573	—	4,573
Other intangibles, net	29	373	—	373
Other assets	13	—	—	—
Total	$525	$12,000	$75,000	$87,000
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Supplemental disclosures of cash flow information:
Interest paid	$37,428	$51,575
Income taxes (refunded) paid	(2,155)	17,138
Supplemental disclosures of non-cash flow information:
Trade revenue	$22,154	$33,388
Trade expense	20,941	31,614
Reconciliation of cash and cash equivalents and restricted cash to the unaudited Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$353,722	$7,751
Restricted cash	—	1,392
Total cash and cash equivalents and restricted cash	$353,722	$9,143
Adoption of New Accounting Standards
ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted ASU 2018-13 as of January 1, 2020 and there was no material impact to the unaudited Condensed Consolidated Financial Statements.
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

Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for public business entities, excluding Smaller Reporting Companies ("SRC"), for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard is effective for SRCs for fiscal years beginning after December 15, 2022. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its unaudited Condensed Consolidated Financial Statements.
2. Acquisitions and Dispositions
Tower Sale
On August 7, 2020, the Company entered into an agreement with Vertical Bridge REIT, LLC, for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"). On September 30, 2020, the Company completed the initial closing of the Tower Sale for $202.3 million in cash proceeds after transaction costs and closing adjustments. Pursuant to the Company's Term Loan Credit Facility due 2026 (as defined below), the Company was required to pay down at closing $49.0 million. As a result thereof, pursuant to the terms of the 6.75% Senior Secured First-Lien Notes due 2026 (as defined below), the Company made a tender offer (the "Tender Offer") with respect to the prorated portion of these proceeds of approximately $47 million of the 6.75% Notes. On November 3, 2020, the Company accepted and paid for $47.2 million in aggregate principal amount of the 6.75% Notes that were validly tendered and not withdrawn in the Tender Offer. As a result, $452.8 million aggregate principal amount of 6.75% Notes remain outstanding.
In connection with the Tower Sale, the Company will be entering into individual site leases for the continued use of substantially all of the tower sites that were included in the Tower Sale, the general terms and conditions of which are contained in a master lease agreement that provides a framework for the individual leases with respect to each tower site. The initial term of each lease is ten years, followed by five option periods of five years each. As the terms of the Tower Sale arrangement contains a repurchase option, the leaseback was not accounted for as a sale. Accordingly, the carrying amount of the leased back assets will remain on the Company's books and continue to be depreciated over their remaining useful lives. The proceeds received for the leased back assets have been recorded as a financing liability along with the remaining obligations for ground leases on these sites. Lease payments will be recorded as a reduction of the financing liability and as interest expense. The Company will record non-cash imputed rental income for tower sites where it continues to use a portion of the site along with other existing and future tenants. Transaction costs of $4.1 million have been capitalized in Financing liabilities, net and will be amortized over the term of the lease.
The Company anticipates that one or more subsequent closings will be held for the assets comprising the remainder of the previously announced $213 million purchase price, subject to adjustment based upon due diligence and the curing of outstanding site defects. The Company anticipates that substantially all, if not all, of the subsequent closings will occur by the end of the second quarter of 2021.
Future minimum payments, as defined under Accounting Standards Update 2016-02 - Leases (Topic 842), related to the Company's failed sale-leasebacks as of September 30, 2020 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2020	$3,292	$389	$3,681
2021	13,266	1,603	14,869
2022	13,664	1,650	15,314
2023	14,074	1,701	15,775
2024	14,496	1,751	16,247
Thereafter	186,106	301	186,407
	$244,898	$7,395	$252,293
DC Land Sale
On June 24, 2020, the Company completed its previously announced sale of its DC Land to Toll Brothers. The sale generated net proceeds of $71.3 million, $5.0 million of which was received in 2019. The Company recorded a loss on the DC Land sale of $3.7 million which is included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

WABC Sale
On March 1, 2020, the Company completed its previously announced sale of WABC-AM in New York, NY to Red Apple Media, Inc. for $12.0 million in cash. The Company recorded a loss on the WABC Sale of $0.9 million which is included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
3. Revenues
Revenue Recognition
    Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Advertising revenues	$192,823	$276,230
Non-advertising revenues	3,562	4,578
Total revenue	$196,385	$280,808

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Advertising revenues	$560,236	$813,066
Non-advertising revenues	10,085	14,911
Total revenue	$570,321	$827,977
Advertising Revenues
Substantially all of the Company's revenues are from advertising, primarily generated through (i) the sale of broadcast radio advertising time and advertising and promotional opportunities across digital audio networks to local, regional, national and network advertisers and (ii) remote/event revenue. The Company considers each advertising element a separate contract, and thus a separate performance obligation, as a result of both the customer's and the Company's respective ability to stop transferring promised goods or services during the contract term without notice or penalty. Accordingly, revenue associated with these contracts is recognized at the time advertising or other services, for example hosting an event, are delivered.
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

Trade and barter expense is recorded when goods or services are consumed. For the three months ended September 30, 2020 and September 30, 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $7.2 million, and $9.4 million, respectively; and (2) trade and barter expenses of $6.8 million, and $9.6 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $22.2 million, and $33.4 million, respectively; and (2) trade and barter expenses of $20.9 million, and $31.6 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2020, and December 31, 2019, the Company recorded an asset of approximately $6.1 million and $7.9 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
4. Restricted Cash
As of September 30, 2020, the Company had no restricted cash. As of December 31, 2019, the Company had $1.9 million in restricted cash. Restricted cash was used primarily to collateralize standby letters of credit for certain leases and insurance policies.

5. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2019	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323
Impairment charges	(4,509)	—	—	—	—	—	(4,509)
Assets held for sale (see Note 1)	(263)	(16)	—	—	(16)	(11)	(306)
Dispositions	(52)	(2)	—	—	(1)	(45)	(100)
Balance as of September 30, 2020	$825,666	$19,903	$130,000	$32,000	$13,704	$11,135	$1,032,408

Accumulated Amortization
Balance as of December 31, 2019	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Amortization Expense	—	—	(8,864)	(4,800)	(1,142)	—	(14,806)
Assets held for sale (see Note 1)	—	—	—	—	3	11	14
Dispositions	—	—	—	—	—	45	45
Balance as of September 30, 2020	$—	$—	$(27,576)	$(14,933)	$(3,553)	$(11,135)	$(57,197)
Net Book Value as of September 30, 2020	$825,666	$19,903	$102,424	$17,067	$10,151	$—	$975,211
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended September 30, 2020.
During the second quarter of 2020, management considered the current and expected future economic and market conditions surrounding COVID-19, the adverse impact on the trading value of the Company's publicly-traded equity and on the Company's second quarter 2020 results, the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic and other potential indicators of impairment and determined a triggering event occurred which necessitated an interim impairment test as of June 30, 2020.

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
As a result of the impairment test as of June 30, 2020, the Company recorded a non-cash impairment charge of $4.5 million on its FCC licenses which is included in the Impairment of intangible assets financial statement line item of the Company's unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.
We will continue to monitor changes in economic and market conditions related to COVID-19 and if any events or circumstances indicate an additional triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.
6. Long-Term Debt
    The Company’s long-term debt consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020	December 31, 2019
Term Loan due 2026	$470,724	$523,688
Less: current portion of Term Loan due 2026	(5,250)	(5,250)
6.75% Senior Notes	500,000	500,000
2020 Revolving Credit Facility	60,000	—
Less: Total unamortized debt issuance costs	(10,734)	(11,945)
Long-term debt, net	$1,014,740	$1,006,493
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of September 30, 2020, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
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
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. As of September 30, 2020, we were in compliance with all required covenants under the Refinanced Credit Agreement.
On September 30, 2020, pursuant to the Term Loan due 2026, the Company was required to pay down at closing of the Tower Sale $49.0 million.
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
As of September 30, 2020, $65.1 million was outstanding under the 2020 Revolving Credit Facility, including letters of credit. As of September 30, 2020, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
Borrowings under the 2018 Revolving Credit Facility bore interest, at the option of Holdings, based on (i) LIBOR plus a percentage spread (ranging from 1.25% to 1.75%) based on the average daily excess availability under the 2018 Revolving Credit Facility or (ii) the Alternative Base Rate (as defined below) plus a percentage spread (ranging from 0.25 to 0.75) based on the average daily excess availability under the 2018 Revolving Credit Facility. The Alternative Base Rate was defined, for any day, as the per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1.0%, (ii) the rate identified as the "Prime Rate" and normally published in the Money Rates section of the Wall Street Journal, and (iii) one-month LIBOR plus 1.0%. In addition, the unused portion of the 2018 Revolving Credit Facility was subject to a commitment fee ranging from 0.25% to 0.375% based on the utilization of the facility.
As of December 31, 2019, $2.9 million was outstanding in the form of letters of credit under the 2018 Revolving Credit Facility. The 2018 Revolving Credit Facility was terminated and replaced by the 2020 Revolving Credit Facility on March 6, 2020 (see above).

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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of September 30, 2020, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
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
On November 3, 2020, the Company completed the Tender Offer pursuant to which it accepted and cancelled $47.2 million in aggregate principal amount of the 6.75% Notes. See Note 12, "Subsequent Event" for additional discussion related to the Tender Offer.
7. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	September 30, 2020	December 31, 2019
Term Loan due 2026:
Gross value	$470,724	$523,688
Fair value - Level 2	444,834	528,684
6.75% Senior Notes:
Gross value	$500,000	$500,000
Fair value - Level 2	463,750	533,250

As of September 30, 2020, the Company used trading prices from a third party of 94.50% and 92.75% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2019, the Company used trading prices from a third party of 100.95% and 106.65% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
8. Income Taxes
For the three months ended September 30, 2020, the Company recorded an income tax benefit of $5.1 million on pre-tax book loss of $20.9 million, resulting in an effective tax rate of approximately 24.3%. For the three months ended September 30, 2019, the Company recorded an income tax expense of $6.6 million on pre-tax book income of $23.0 million, resulting in an effective tax rate of approximately 28.9%.
For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $18.6 million on pre-tax book loss of $78.1 million, resulting in an effective tax rate of approximately 23.8%. For the nine months ended September 30, 2019, the Company recorded an income tax expense of $23.5 million on pre-tax book income of $83.1 million, resulting in an effective tax rate of approximately 28.2%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and nine months ended September 30, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and nine months ended September 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2020, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the "CARES Act") was signed into law. Among other provisions, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and technical corrections to qualified improvement property. The Company recognized the effect of the changes in tax law on existing deferred tax assets and liabilities in income from continuing operations in the three and nine months period ended September 30, 2020. The new legislation is retroactive. As a result, the effective tax rate for the current period and income taxes payable or receivable for the prior annual period was adjusted for the three month period ended September 30, 2020.
9. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of September 30, 2020, the Company had 20,521,220 aggregate issued shares of common stock, and 20,346,998 outstanding shares consisting of: (i) 18,104,967 issued shares and 17,930,745 outstanding shares designated as Class A common stock; and (ii) 2,416,253 issued and outstanding shares designated as Class B common stock.
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

10. (Loss) Earnings Per Share
The Company calculates basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. For the three and nine months ended September 30, 2020, due to the net loss attributable to the Company common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate (loss) earnings per share. Because both classes share the same rights in dividends and (losses) earnings, (loss) earnings per share (basic and diluted) are the same for both classes.
    The following table presents the basic and diluted (loss) earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(15,803)	$16,323
Basic net (loss) income attributable to common shares	$(15,803)	$16,323
Denominator:
Basic weighted average shares outstanding	20,340	20,165
Basic undistributed net (loss) income per share attributable to common shares	$(0.78)	$0.81

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(15,803)	$16,323
Diluted net (loss) income attributable to common shares	$(15,803)	$16,323
Denominator:
Basic weighted average shares outstanding	20,340	20,165
Effect of dilutive options and restricted share units	—	51
Diluted weighted average shares outstanding	20,340	20,216
Diluted undistributed net (loss) income per share attributable to common shares	$(0.78)	$0.81

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(59,470)	$59,635
Basic net (loss) income attributable to common shares	$(59,470)	$59,635
Denominator:
Basic weighted average shares outstanding	20,299	20,116
Basic undistributed net (loss) income per share attributable to common shares	$(2.93)	$2.96

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(59,470)	$59,635
Diluted net (loss) income attributable to common shares	$(59,470)	$59,635
Denominator:
Basic weighted average shares outstanding	20,299	20,116
Effect of dilutive options and restricted share units	—	134
Diluted weighted average shares outstanding	20,299	20,250
Diluted undistributed net (loss) income per share attributable to common shares	$(2.93)	$2.95

11. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $107.0 million as of September 30, 2020 and is expected to be paid in accordance with the agreements through December 2022.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of September 30, 2020, the Company believes that it will meet all such material minimum obligations.
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
On May 17, 2018, after unsuccessful license fee negotiations between the Radio Music License Committee, Inc. ("RMLC") and Broadcast Music, Inc. ("BMI"), RMLC, on behalf of the FCC-licensed broadcast radio stations operating in the U.S. that it represents (the "Stations"), filed a petition for the determination of reasonable final license fees, case No. 18-cv-044420-LLS, in the U.S. District Court for the Southern District of New York. In the petition, RMLC requested that the court determine reasonable final fees and terms for a blanket license, an adjustable-fee blanket license, and a per-program license for the Stations on a retroactive basis for the period January 1, 2017 through December 31, 2021, and for such other and further relief as the court deems just and proper. RMLC negotiates music licensing fees with performing rights organizations on behalf of many U.S. radio stations, including Cumulus. On January 24, 2020, RMLC and BMI agreed to basic terms in a provisional settlement. The final agreement was reached on March 20, 2020. As a result of the final settlement, the Company accrued $1.7 million in the first quarter of 2020.
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

On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction and intends to litigate both the NCAA lawsuit and the Westwood One lawsuit to conclusion. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.

12. Subsequent Event
On November 3, 2020, the Company accepted and paid for $47.2 million in aggregate principal amount of the 6.75% Notes that were validly tendered and not withdrawn in the Tender Offer at 100% plus accrued and unpaid interest to, but not including, November 3, 2020. As a result, $452.8 million aggregate principal amount of 6.75% Notes remain outstanding.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2019 Form 10-K , in Part II, "Item 1A. Risk Factors," and elsewhere in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 (the "First Quarter 2020 10-Q") and June 30, 2020 (the "Second Quarter 2020 10-Q"), in Part II, "Item 1A. Risk Factors," and elsewhere in this report, and those described from time to time in other reports filed with the SEC from time to time. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2019 Form 10-K.
Recent Events and Company Outlook
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Beginning in the second half of March, revenue trends began to weaken when compared to the prior year, which continued through the second and third quarters. We expect consolidated revenue to continue to be negatively impacted in the fourth quarter of 2020, when compared to the prior year, and for negative impacts to continue until economic conditions improve.
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
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have implemented a hiring freeze and significantly limited the addition of third party contracted services, limited all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. We also announced intermittent furloughs, which began mid-April 2020 for the subsequent three months, as well as temporary salary cuts for the leadership team and employees deemed essential to continue to operate the business. We have also temporarily stopped the Company matching of 401(k) and Health Savings Account contributions. In July, the Company eliminated certain non-essential positions. To the extent the business disruption continues for an extended period, we expect to consider additional cost management actions.
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
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments. As a result, the effective tax rate for the current period and income taxes payable or receivable for the prior annual period was adjusted for the three month period ended September 30, 2020. We do not currently expect the CARES Act to have a material impact on our financial results or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.
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
In determining Adjusted EBITDA, we exclude the following from net income: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations or on the early extinguishment of debt, local marketing agreement fees, expenses relating to acquisitions, divestitures, restructuring costs, reorganization items and non-cash impairments of assets, if any.

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
Consolidated Results of Operations
Analysis of Consolidated Results of Operations
The following selected data from our unaudited Condensed Consolidated Statements of Operations and other supplementary data provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our unaudited Condensed Consolidated Statements of Operations and notes thereto appearing elsewhere herein (dollars in thousands).

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	2020 vs 2019 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$196,385	$280,808	$(84,423)	(30.1)%
Content costs	82,014	98,335	(16,321)	(16.6)%
Selling, general and administrative expenses	86,323	115,289	(28,966)	(25.1)%
Depreciation and amortization	13,151	11,885	1,266	10.7%
Local marketing agreement fees	984	902	82	9.1%
Corporate expenses	16,926	11,905	5,021	42.2%
Loss (gain) on sale or disposal of assets or stations	1,930	(8,188)	10,118	N/A
Impairment of asset held for sale	—	5,000	(5,000)	(100.0)%
Operating (loss) income	(4,943)	45,680	(50,623)	N/A
Interest expense	(15,930)	(22,754)	6,824	(30.0)%
Interest income	1	9	(8)	(88.9)%
Other (expense) income, net	(13)	18	(31)	N/A
(Loss) income before income taxes	(20,885)	22,953	(43,838)	N/A
Income tax benefit (expense)	5,082	(6,630)	11,712	N/A
Net (loss) income	$(15,803)	$16,323	$(32,126)	N/A
KEY FINANCIAL METRIC:
Adjusted EBITDA	$20,331	$58,707	$(38,376)	(65.4)%

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	2020 vs 2019 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$570,321	$827,977	$(257,656)	(31.1)%
Content costs	236,304	295,931	(59,627)	(20.1)%
Selling, general and administrative expenses	269,856	344,609	(74,753)	(21.7)%
Depreciation and amortization	39,063	40,020	(957)	(2.4)%
Local marketing agreement fees	3,037	2,383	654	27.4%
Corporate expenses	39,065	47,097	(8,032)	(17.1)%
Loss (gain) on sale or disposal of assets or stations	7,513	(55,912)	63,425	N/A
Impairment of assets held for sale	—	5,000	(5,000)	(100.0)%
Impairment of intangible assets	4,509	—	4,509	100.0%
Operating (loss) income	(29,026)	148,849	(177,875)	N/A
Interest expense	(48,977)	(66,101)	17,124	(25.9)%
Interest income	6	21	(15)	(71.4)%
Gain on early extinguishment of debt	—	381	(381)	(100.0)%
Other expense, net	(76)	(44)	(32)	72.7%
(Loss) income before income taxes	(78,073)	83,106	(161,179)	N/A
Income tax benefit (expense)	18,603	(23,471)	42,074	N/A
Net (loss) income	$(59,470)	$59,635	$(119,105)	N/A
KEY FINANCIAL METRIC:
Adjusted EBITDA	$41,681	$162,325	$(120,644)	(74.3)%

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019
Net Revenue
Net revenue for the three months ended September 30, 2020 compared to net revenue for the three months ended September 30, 2019 decreased primarily as a result of decreases in local and national broadcast advertising revenue and trade revenue slightly offset by an increase in political.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2020 compared to content costs for the three months ended September 30, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost-saving actions, the cancellation or postponement of sporting events resulting from COVID-19 and the reduction in our music licensing fees attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2020 compared to selling, general and administrative expenses for the three months ended September 30, 2019 decreased primarily as result of a reduction in personnel costs, both internally and externally, related to cost mitigation efforts, declines in local and national commissions due to lower local and national broadcast revenue, lower trade and event-related expenses as a result of the cancellation or postponement of sporting, music, and various promotional events resulting from COVID-19, lower incentive accruals based on Company performance, and lower rent as a result of exiting certain facilities.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2020 as compared to depreciation and amortization for the three months ended September 30, 2019 increased as a result of additional fixed assets placed into service during 2020.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended September 30, 2020 compared to LMA fees for the three months ended September 30, 2019 remained relatively consistent.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2020 compared to corporate expenses for the three months ended September 30, 2019 increased primarily as a result of higher restructuring expense partially offset by lower incentive and stock-based compensation expense driven by Company performance.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the three months ended of September 30, 2020 of $1.9 million was primarily driven by fixed asset dispositions related to the exit of certain facilities.

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

Interest Expense
Total interest expense for the three months ended September 30, 2020 decreased as compared to the total interest expense for the three months ended September 30, 2019. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	$ Change
Term Loan due 2022	$—	$9,250	$(9,250)
Term Loan due 2026	6,413	338	6,075
6.75% Senior Notes	8,438	8,438	—
2020 Revolving Credit Facility	279	—	279
Other, including debt issuance cost amortization	800	4,728	(3,928)
Interest expense	$15,930	$22,754	$(6,824)
Income Tax Expense
For the three months ended September 30, 2020, the Company recorded an income tax benefit of $5.1 million on pre-tax book loss of $20.9 million, resulting in an effective tax rate of approximately 24.3%. For the three months ended September 30, 2019, the Company recorded an income tax expense of $6.6 million on pre-tax book income of $23.0 million, resulting in an effective tax rate of approximately 28.9%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2020 primarily related to state and local income taxes and the effect of certain statutory non-deductible expenses.

    The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2019 primarily related to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2020 compared to the Adjusted EBITDA for the three months ended September 30, 2019 decreased.
Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
Net Revenue
Net revenue for the nine months ended September 30, 2020 compared to net revenue for the nine months ended September 30, 2019 decreased primarily as a result of decreases in local and national broadcast advertising revenue and trade revenue slightly offset by increases in political and digital revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the nine months ended September 30, 2020 compared to content costs for the nine months ended September 30, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost-saving actions and station dispositions, the cancellation or postponement of sporting events resulting from COVID-19 and a reduction in our syndicated programming costs and music licensing fees attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the nine months ended September 30, 2020 compared to selling, general and administrative expenses for the nine months ended September 30, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost mitigation efforts and station dispositions, lower trade and event-related expenses as a result of the cancellation or postponement of sporting, music, and various promotional events resulting from COVID-19, declines in local and national commissions as a result of lower local and national broadcast revenue, lower incentive accruals based on Company performance, and lower rent expense as a result of exiting certain facilities, which were slightly offset by an increase in bad debt expense and higher amortization of new local commissions.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2020 as compared to depreciation and amortization for the nine months ended September 30, 2019 decreased because certain definite-lived intangibles were fully amortized by the first quarter of 2020, which was partially offset by an increase in depreciation expense as a result of additional fixed assets being placed into service during 2020.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the nine months ended September 30, 2020 compared to LMA fees for the nine months ended September 30, 2019 increased as we are no longer receiving fees from Meruelo Media to program KLOS-FM since our LMA ended in July 2019.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the nine months ended September 30, 2020 compared to corporate expenses for the nine months ended September 30, 2019 decreased primarily as a result of lower restructuring expense and lower incentive and stock-based compensation driven by Company performance which were slightly offset by an increase in professional fees.

Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the nine months ended of September 30, 2020 of $7.5 million was primarily a result of the sale of the DC Land, fixed asset dispositions related to the exit of certain facilities and the WABC Sale. See Part I, "Item 1 - Financial Statements - Notes to unaudited Condensed Consolidated Financial Statements - Note 2 - Acquisitions and Dispositions," for further discussion of the WABC Sale and the sale of the DC Land.
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2019 of $55.9 million included a $47.6 million gain on the EMF Sale and a $10.5 million gain on the KLOS-FM Sale partially offset by a $2.2 million loss related to the Entercom Swap.
Impairment of Assets Held for Sale

The impairment of assets held for sale for the Successor Company nine months ended September 30, 2019 of $5.0 million resulted from an adjustment of the purchase price related to DC Land resulting in impairment.
Impairment of Intangible Assets
Impairment of intangible assets for the nine months ended September 30, 2020 of approximately $4.5 million resulted from the interim impairment test of our FCC licenses in the second quarter of 2020. See Part I, "Item - 1 - Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 5 - Intangible Assets," for further discussion of the interim impairment test.

Interest Expense
    Total interest expense for the nine months ended September 30, 2020 decreased as compared to the total interest expense for the nine months ended September 30, 2019. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	$ Change
Term Loan due 2022	$—	$51,345	$(51,345)
Term Loan due 2026	19,961	338	19,623
6.75% Senior Notes	25,312	8,906	16,406
2020 Revolving Credit Facility	611	—	611
Other, including debt issuance cost amortization	3,093	5,512	(2,419)
Interest expense	$48,977	$66,101	$(17,124)
Income Tax Expense
For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $18.6 million on pre-tax book loss of $78.1 million, resulting in an effective tax rate of approximately 23.8%. For the nine months ended September 30, 2019, the Company recorded an income tax expense of $23.5 million on pre-tax book income of $83.1 million, resulting in an effective tax rate of approximately 28.2%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine months ended September 30, 2020 primarily related to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine months ended September 30, 2019 primarily relates to state and local income taxes, the effect of certain statutory non-deductible expenses, excess tax benefits related to share-based compensation awards, and the tax effect of changes in uncertain tax positions.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2020 compared to the Adjusted EBITDA for the nine months ended September 30, 2019 decreased.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net (loss) income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
GAAP net (loss) income	$(15,803)	$16,323
Income tax (benefit) expense	(5,082)	6,630
Non-operating expenses, including net interest expense	15,942	22,727
Local marketing agreement fees	984	902
Depreciation and amortization	13,151	11,885
Stock-based compensation expense	861	1,492
Loss (gain) on sale of assets or stations	1,930	(8,188)
Impairment of assets held for sale	—	5,000
Restructuring costs	8,168	1,764
Franchise taxes	180	172
Adjusted EBITDA	$20,331	$58,707

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
GAAP net (loss) income	$(59,470)	$59,635
Income tax (benefit) expense	(18,603)	23,471
Non-operating expenses, including net interest expense	49,047	66,124
Local marketing agreement fees	3,037	2,383
Depreciation and amortization	39,063	40,020
Stock-based compensation expense	2,565	3,806
Loss (gain) on sale of assets or stations	7,513	(55,912)
Gain on early extinguishment of debt	—	(381)
Impairment of assets held for sale	—	5,000
Impairment of intangible assets	4,509	—
Restructuring costs	13,431	17,565
Franchise taxes	589	614
Adjusted EBITDA	$41,681	$162,325

Liquidity and Capital Resources
As of September 30, 2020, we had $353.7 million of cash and cash equivalents. The Company generated cash from operating activities of $61.8 million and $83.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the Tower Sale, sale of the DC Land and drawing $60 million under our 2020 Revolving Credit Facility, will help us manage our business through this pandemic as it continues to unfold and meet our currently anticipated liquidity needs.
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
Refinanced Credit Agreement
On September 26, 2019, we entered into a Refinanced Credit Agreement to refinance the principal balance outstanding on the Term Loan due 2022. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 6 — Long-Term Debt," for further discussion of the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility pursuant to the 2020 Revolving Credit Agreement, and replaced our 2018 Revolving Credit Agreement. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 6 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 6 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.

Cash Flows Provided by Operating Activities

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Dollars in thousands)
Net cash provided by operating activities	$61,773	$83,063
Net cash provided by operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased primarily as a result of lower sales, improved collections and decreases in non-cash activities.
Cash Flows Provided by Investing Activities

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Dollars in thousands)
Net cash provided by investing activities	$68,774	$129,120
Net cash provided by investing activities for the nine months ended September 30, 2020 includes the proceeds received from the sale of the DC Land and the WABC Sale partially offset by capital expenditures. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 2 — Acquisitions and Dispositions," for further discussion of the sale of the DC Land and the WABC Sale.
For the nine months ended September 30, 2019, net cash used in investing activities primarily consisted of proceeds received from the EMF Sale and KLOS Sale offset by capital expenditures.
Cash Flows Provided by (Used in) Financing Activities

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Dollars in thousands)
Net cash provided by (used in) financing activities	$206,168	$(233,078)
For the nine months ended September 30, 2020, net cash provided by financing activities primarily reflects $202.3 million of cash received from the Tower Sale, after transaction costs and closing adjustments, and $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement partially offset by the $49 million pay down required at closing of the Tower Sale and principal payments on the Term Loan due 2026. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 2 — Acquisitions and Dispositions," for further discussion of the Tower Sale transaction.
For the nine months ended September 30, 2019, net cash used in financing activities reflects our repayment of the outstanding balance on the Term Loan due 2022 from proceeds received from new debt issuances (Term Loan due 2026 of $525.0 million and 6.75% Senior Notes of $500.0 million), the EMF and KLOS Sales and cash generated from operations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2020.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction and intends to litigate both the NCAA lawsuit and the Westwood One lawsuit to conclusion. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2019 Form 10-K, in Part II, "Item IA. Risk Factors," in our First Quarter 2020 10-Q and Second Quarter 2020 10-Q, and in other reports we file with the SEC from time to time, all of which could materially affect our business, financial condition or future results. For example, these risks now include risks related to the COVID-19 pandemic and related economic developments. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.

Item 6. Exhibits

10.1	Employment Agreement, dated as of August 1, 2020, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Form 8-K filed with the SEC on August 6, 2020).

10.2	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

November 5, 2020	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer