Form 10-K
period 2020-12-31
CUMULUS MEDIA INC
filed 2021-02-23
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-38108

Cumulus Media Inc.
(Exact name of registrant as specified in its charter)

Delaware				82-5134717
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

3280 Peachtree Road, NW,	Suite 2200	Atlanta,	GA	30305
(Address of Principal Executive Offices)				(ZIP Code)
(404) 949-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000001 per share	CMLS	Nasdaq Global Market
Class A common stock purchase rights	N/A	Nasdaq Global Market
Securities Registered Pursuant to Section 12(g) of the Act:
None
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $60.1 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
As of February 16, 2021, the registrant had outstanding 20,410,776 shares of common stock consisting of (i) 18,041,897 shares of Class A common stock; and (ii) 2,368,879 shares of Class B common stock. No warrants are issued and outstanding. In addition, the registrant had 22,154 series 1 warrants authorized to be issued.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registration's definitive proxy statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.
2

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020

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
•derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase LLP, a public accounting firm that specializes in serving the broadcasting industry and BIA/Kelsey, a media and telecommunications advisory services firm; and
•derived all audience share data and audience rankings, including ranking by population, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, as reported in the Nielsen Audio ("Nielsen") Market Report.
Company Overview
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 415 owned and operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across nearly 7,300 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
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
Strategic Overview
We are focused on building our competitive position in the expanding audio landscape by achieving leadership positions in the markets in which we operate and leveraging those positions in conjunction with our network platform, national scale, and local advertiser relationships to build value for all of our stakeholders. The Company seeks to achieve our objective through the execution of three specific strategies:
•enhancing operating performance to drive cash flow generation through the execution of a range of initiatives across both our radio station and network platforms to maintain or grow market share, reduce costs and improve efficiency;
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
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 415 owned and operated stations, operating in 86 markets and nearly 7,300 network affiliates with an aggregate monthly reach of over a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allow us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platform
Our streaming audio platform generates on average at least 30 million listener hours per month and is available on multiple platforms for consumption. The Westwood One Podcast Network represents more than 50 podcasts featuring nationally recognized personalities, such as Ben Shapiro and Rich Eisen, generating collectively 94 million downloads, streams and listens per month on average. The podcasting platform drives revenue through podcast advertisements including prerecorded spots and on-air reads by talent who provide personal endorsements of advertisers' products. To the extent our talent has won the trust of their audiences, such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. In addition, we sell an array of local digital marketing services such as, email marketing, geo-targeted display and video solutions, website building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
National reach
As one of the largest radio advertising and content providers in the United States (the "U.S."), we provide a national platform which allows us to more effectively and efficiently compete for national and network advertising dollars. Our exclusive radio broadcast partnerships with the NFL and NCAA allow us to provide advertisers with national reach and the ability to create compelling campaigns from a local to a national level across broadcast, digital and live event offerings.
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
Diversified customer base and geographic mix
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base, including local advertisers based in our 86 cities or "markets" in which we own radio stations as well as advertisers based outside those markets through our national network and spot ad sales. We sell our advertising time both nationally and locally through an integrated sales approach, including online couponing and various on-air and digital integrated marketing programs.
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include professional services, financial, automotive, home products and retail. We derive additional revenue from political candidates, political parties, and special interest groups particularly in even-numbered years in advance of various elections.
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
Our major advertiser categories are:

Automotive	General services	Professional services
Entertainment	Home products	Retail
Financial	Political	Telecommunications/Media

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
Advertising sales to national spot advertisers for our radio stations are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. While we seek to grow our local sales through more customer-focused sales staff, we seek to grow our national and regional sales by offering key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform.
Each of our stations has a certain amount of on-air inventory, or advertising slots, in which to place advertising spots. This level of advertising inventory may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air advertising inventory and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic groups across each cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our sales volume and pricing is based on demand for our radio stations' on-air inventory. Most changes in revenue are explained by a combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:
•a station's share of audiences and the demographic groups targeted by advertisers (as measured by ratings surveys);
•the supply and demand for radio advertising time and for time targeted at particular demographic groups in a given market; and
•certain additional qualitative factors, such as the brand loyalty of listeners to a specific station.
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
Human Capital

We believe that our rigorous focus on our culture strategy has motivated our employees who are invested in both their jobs and the Company's progress. Their engagement serves not only to drive higher performance, but also helps to attract new talent to the Company. It also enables us to retain valuable members of our team. We consistently monitor our cultural progress through frequent survey and feedback mechanisms. This allows us to build on proven practices, while adjusting as necessary in order to achieve the highest possible levels of employee engagement.

The high engagement of our workforce underpins the Company’s ability to swiftly react to challenges as they arise. In the face of the novel coronavirus disease ("COVID-19") pandemic, our employees navigated through the unprecedented circumstances with professionalism, creativity, and resiliency.
As of December 31, 2020, our workforce comprised 3,787 people, 2,743 of whom were employed full-time. Of these employees, approximately 126 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
On occasion, we enter into contracts with various on-air personalities who have large, loyal audiences in their respective markets. We do that in order to protect our interests in those relationships that we believe to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations.
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
The following table sets forth, as of February 16, 2021, the number of stations by market of all our owned and operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any.

Market	Stations
Albilene, TX	4
Albuquerque, NM	8

Market	Stations
Allentown, PA	6
Amarillo, TX	5
Ann Arbor, MI	4
Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	4
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	7
Des Moines, IA	5
Detroit, MI	3
Erie, PA	4
Eugene, OR	6
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	5
Lake Charles, LA	6

Market	Stations
Lancaster, PA	2
Lexington, KY	6
Little Rock, AR	7
Los Angeles, CA	1
Macon, GA	6
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	2
Muskegon, MI	5
Myrtle Beach, SC	4
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
New York, NY	1
Oklahoma City, OK	7
Oxnard-Ventura, CA / Santa Barbara, CA	5
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	6
Savannah, GA	4
Shreveport, LA	5
Syracuse, NY	3
Tallahasee, FL	4
Toledo, OH	5
Topeka, KS	7
Tucson, AZ	5
Washington, DC	2
Westchester, NY	1
Wichita Falls, TX	4
Wilkes-Barre, PA	6
Wilmington, NC	5
Worcester, MA	3
York, PA	4
Youngstown, OH	8
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

In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into two divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. As of February 16, 2021, there are three stations remaining in those trusts.
Ownership Matters
The Communications Act restricts us from having more than 25% of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonably should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In November 2013, the FCC issued a declaratory ruling in which it stated that it would review requests for companies to exceed the 25% alien ownership threshold in the Communications Act on a case-by-case basis. Since that time, the FCC acted on a number of petitions for declaratory ruling which requested that various entities be permitted to exceed the 25% foreign equity and voting limitations. In those cases, the FCC permitted foreign ownership of as much as 100% by both specifically-identified foreign persons and generally, subject to various conditions. We filed a petition for declaratory ruling with the FCC in July 2018 requesting that we be permitted to have 100% foreign ownership generally. In May 2020, the Commission granted that petition allowing us to have 100% foreign voting and/or equity ownership, subject to certain conditions.
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. The Communications Laws also (1) restrict the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (2) prohibit the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market. Although those "cross-ownership" rules were lifted by the FCC in February 2018, the U.S. Court of Appeals for the Third Circuit vacated the FCC's action in September 2019 and issued a mandate reinstating the newspaper-broadcast and radio-television cross-ownership rules in November 2019. In October 2020, the U.S. Supreme Court agreed to hear an appeal of the Court of Appeals decision. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any specific proposals but seeks comment regarding whether its local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule or what impact any such changes would have on our holdings.
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

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not "materially involved" in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly "insulates" the limited partner or member from such material involvement by inclusion of specific provisions; and (3) holdings of less than 5% of an entity's voting stock (unless stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests collectively constitute more than 33% of a broadcast station's "enterprise value," which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another station in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests).
Programming and Operation
The Communications Act requires broadcasters to serve the "public interest." To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter that identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. Radio station public inspection files are maintained on the FCC's publicly-accessible online database, and station licensees are required to upload required information to their respective files.
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
In October 2015, the FCC made changes to certain technical rules regarding the AM radio service, and also adopted procedures designed to make it easier for owners of AM stations to use FM translators to rebroadcast their AM stations' signals. In August 2019, new FCC rules regarding procedures to resolve interference disputes between full power FM radio stations and FM translators, including limiting full power stations to bringing complaints only in cases where interference occurs within the station's 45 dBu contour, became effective. In October 2020, the FCC amended its rules to allow AM stations to voluntarily convert to all-digital operations. We cannot predict the extent, if any, to which any of those rules changes and procedures will affect our operations.
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
Pending and potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $94 million or more (that threshold will be adjusted downward to $92 million effective March 4, 2021.) Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
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
Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of February 16, 2021:

Name	Age	Position(s)
Mary G. Berner	61	President and Chief Executive Officer
Francisco J. Lopez-Balboa	60	Executive Vice President, Chief Financial Officer
Richard S. Denning	54	Executive Vice President, General Counsel and Secretary
Suzanne M. Grimes	62	Executive Vice President of Corporate Marketing and President of Westwood One
Dave Milner	52	Executive Vice President of Operations
Bob Walker	60	Executive Vice President of Operations
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
Francisco J. Lopez-Balboa is our Executive Vice President, Chief Financial Officer ("CFO"). Mr. Lopez-Balboa joined the Company in March 2020. Prior to joining the Company, Mr. Lopez-Balboa served as Executive Vice President and CFO of Univision Communications Inc., ("Univision"), the leading media company serving Hispanic America, from 2015 to 2018. He has deep experience in the media sector; prior to joining Univision, Mr. Lopez-Balboa was an investment banker working with Telecom, Media and Technology ("TMT") companies. Mr. Lopez-Balboa was a Managing Director at Goldman, Sachs & Co. for more than 20 years where he last led the firm’s TMT Investment Grade Debt Financing business. Mr. Lopez-Balboa began his career in the Investment Banking Capital Markets Group at Merrill, Lynch & Co. Mr. Lopez-Balboa is an Emeritus Trustee of the Board of Visitors for the undergraduate college at Columbia University and is a Trustee, Treasurer and member of the Investment Committee for St. Mark’s School in Southborough, Massachusetts. He has served on the board of several not-for-profit organizations. Mr. Lopez-Balboa holds an MBA from Harvard University and Bachelor of Arts in Economics from Columbia University.
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
Dave Milner is our Executive Vice President of Operations. In this role, he leads operations for our large market portfolio. Mr. Milner joined Cumulus Media in December 2014 as SVP, Operation of the Western Region. Prior to joining Cumulus Media, he was President/Market Manager of iHeart's Sacramento Market. Other key roles in his 29-year broadcasting career include Vice President of Sales for Entercom San Francisco, as well as Clear Channel Portland. He received a bachelor's degree from the University of Oregon.
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
Available Information
The Company files annual, quarterly and current reports, proxy statements and other information with the Securities Exchange Commission (the "SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Internet site address is www.cumulusmedia.com. The information on our website is not incorporated by reference or part of this or any report we file with or furnish to the SEC. On our site, we make available, free of charge, our most recent Annual Report on Form 10-K, subsequent quarterly reports, our proxy statements and other information we file with the SEC, as soon as reasonably practicable after such documents are filed. You can access our SEC filings through our website by clicking the "SEC Filings" section under the "INVESTORS" tab.

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
Operating Risks
Our business and operations could be adversely affected by health epidemics, such as the COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate.
We face various risks related to health epidemics, pandemics and similar outbreaks, such as the global outbreak of COVID-19. The COVID-19 global pandemic has negatively impacted the economy, disrupted consumer spending and created significant volatility and disruption of financial markets. As a result, we experienced a decline in revenue during the fiscal year 2020. We expect the COVID-19 global pandemic to continue to have a negative impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on the economy and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.

The COVID-19 pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on national and local businesses that we currently rely on with respect to our operations, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our accounts receivable. Additionally, as a result of the COVID-19 pandemic, we have experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events. The ultimate impact of these disruptions, including the extent of their adverse impact on our financial and operational results, will be impacted by the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that might be imposed in response to the pandemic.

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

The effects of COVID-19 may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
The success of our business is dependent upon advertising revenues, which are seasonal and cyclical, and also fluctuate as a result of a number of factors, some of which are beyond our control.
Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on, among other things:

•economic conditions in the areas where our stations are located and in the nation as a whole;
•national and local demand for radio advertising;
•the popularity of the programming offered by our stations;
•changes in the population demographics in the areas where our stations are located;
•local and national advertising price fluctuations, which can be affected by the availability of programming, the popularity of programming, and the relative supply of and demand for commercial advertising;
•the capability and effectiveness of our sales organization;
•our competitors' activities, including increased competition from other advertising-based mediums;
•decisions by advertisers to withdraw or delay planned advertising expenditures for any reason; and
•other factors beyond our control.
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
We have approximately 7,300 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.

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
Industry Risks
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
Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on ratings and, consequently, the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could experience reduced operating results, if:
•another radio station in the market were to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;
•a new station were to adopt a competitive format;
•we experience increased competition for advertising revenues from non-radio sources, including large scale online advertising platforms, such as Amazon, Facebook and Google;
•there is a shift in population, demographics, audience tastes and listening preferences or other factors beyond our control;
•an existing competitor were to strengthen its operations; or

•any one or all of our stations were unable to maintain or increase advertising revenue or market share for any other reasons.
The Telecommunications Act of 1996 ("Telecom Act") opened up markets to competition by removing regulatory barriers to entry. The Telecom Act may allow for the further consolidation of ownership of radio broadcasting stations in markets in which we operate or may operate in the future, which could further increase competition in these markets. In addition, some competing owners may be larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. Any future relaxation of ownership rules by the FCC could further remove barriers to competition from local media companies who might purchase radio stations in our markets. As a result of all the foregoing, there can be no assurance that the competitive environment will not affect us, and that any one or all of our stations will be able to maintain or increase advertising revenue market share.
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
The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for listeners and advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the radio broadcasting industry as a whole. Various other audio technologies and services have been developed which compete for listeners and advertising dollars traditionally spent on radio advertising including:

◦personal digital audio and video devices (e.g. smart phones, tablets);
◦satellite delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio;
◦audio programming by internet content providers, internet radio stations such as Spotify and Pandora, cable systems, direct broadcast satellite systems and other digital audio broadcast formats;
◦low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;
◦applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts); and
◦search engine and e-commerce websites where a significant portion of their revenues are derived from advertising dollars such as Google, Facebook and Yelp.
These or other new technologies have the potential to change the means by which advertisers can reach target audiences most effectively. We cannot predict the effect, if any, that competition arising from these or other technologies or regulatory change may have on the radio broadcasting industry as a whole.
Financial Risks
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
The breach of any covenants or obligations in our debt agreements, not otherwise waived or amended, could result in a default under the agreements and could trigger acceleration of those obligations. Any default under our debt could adversely affect Cumulus's financial condition, results of operations and ability to make payments on debt.
Certain of our variable debt uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate ("SOFR") as the recommend alternative to LIBOR. The selection of SOFR as the alternative reference rate, however, currently presents certain market concerns because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR.

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
As of December 31, 2020, our FCC licenses comprised 44.4% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC 350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2020, we recorded a total impairment charge on our FCC licenses of $4.5 million which is recorded within Impairment of Intangible Assets within our Consolidated Statements of Operations. During the year ended December 31, 2019, we recorded a total impairment charge on our FCC licenses of $16.7 million of which approximately $15.6 million is recorded within Impairment of Intangible Assets and the remainder, which relates to an FCC license held for sale, is recorded within Impairment of Assets Held for Sale within our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
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
Legal and Regulatory Risks
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
The Company is subject to many rules and regulations that govern the operations of its radio stations, and these rules may change from time to time. The FCC has previously imposed, or sought to impose, fines on the Company, such as a $540,000 penalty imposed on us in early 2016 for sponsorship identification violations occurring in 2011, nearly all of which occurred prior to the Company's ownership of the station and continued for approximately one month thereafter. In 2018, we informed the FCC of potential sponsorship identification violations regarding certain of our stations, and in August 2019, the FCC imposed a fine of $233,000 with respect to those violations. The FCC also has shortened the license renewal terms for certain of our radio stations in response to rule violations. It also is not uncommon for a radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. Notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, however, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and operated by the Company, and those penalties could be substantial.
FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($419,353 for a single violation, up to a maximum of $3,870,946 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
The FCC increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently increased its enforcement with respect to failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Similarly, the FCC has recently sought to impose substantial fines on broadcasters who transmit Emergency Alert System ("EAS") codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of

$1.9 million on three media companies, in 2015, it imposed a fine of $1 million on a radio broadcaster, and in 2019, it imposed a fine of $395,000 on a television network, in each case based on a determined misuse of EAS tones.
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
We currently pay royalties to song composers and publishers through BMI, ASCAP, SESAC and GMR but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time, Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined and the entities to whom fees must be paid. Such legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed future legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
Risks Related to Ownership of Our Class A Common Stock
The public market for our Class A Common Stock may be volatile.
The market price for our Class A common stock could be subject to wide fluctuations as a result of such factors as:

•the total number of shares of Class A common stock available to trade and the low trading volume of the stock;
•the total amount of our indebtedness and our ability to service that debt;
•conditions and trends in the radio broadcasting industry;
•actual or anticipated variations in our operating results, including audience share ratings and financial results;
•estimates of our future performance and/or operations;
•changes in financial estimates by securities analysts;
•technological innovations;
•competitive developments;
•adoption of new accounting standards affecting companies in general or affecting companies in the radio broadcasting industry in particular; and
•general market conditions and other factors.

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
Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•the impact of the COVID-19 global pandemic and related measures taken by governmental or regulatory authorities to combat the global pandemic, including the impact of the global pandemic on our results of operations, financial condition and liquidity;
•our achievement of certain expected revenue results, including as a result of factors or events that are unexpected or otherwise outside of our control;
•our ability to generate sufficient cash flows to service our debt and other obligations and our ability to access capital, including debt or equity;
•general economic or business conditions affecting the radio broadcasting industry which may be less favorable than expected, decreasing spending by advertisers;
•changes in market conditions which could impair our intangible assets and the effects of any material impairment of our intangible assets;
•our ability to execute our business plan and strategy;
•our ability to attract, motivate and/or retain key executives and associates;
•increased competition in the radio broadcasting industry and our ability to respond to changes in technology in order to remain competitive;
•shift in population, demographics, audience tastes and listening preferences;
•disruptions or security breaches of our information technology infrastructure;
•the impact of current, pending or future legislation and regulations, antitrust considerations, and pending or future litigation or claims;
•changes in regulatory or legislative policies or actions or in regulatory bodies;
•changes in uncertain tax positions and tax rates;
•changes in the financial markets;
•changes in capital expenditure requirements;
•changes in interest rates;
•the possibility that we may be unable to achieve any expected cost-saving or operational synergies in connection with any acquisitions or business improvement initiatives, or achieve them within the expected time periods; and

•other risks and uncertainties referenced from time to time in this Form 10-K and other filings of ours with the SEC or not currently known to us or that we do not currently deem to be material.
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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). The Company intends to continue to defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.

On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled in 2020 due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction and intends to litigate both the NCAA lawsuit and the Westwood One lawsuit to conclusion. Notwithstanding the foregoing, Westwood One and the NCAA have entered into an agreement granting Westwood One exclusive rights to produce and distribute audio broadcasts of the 2020-21 college basketball season, including the NCAA championship event currently scheduled for April 2021. The Company is currently unable to reasonably estimate what effect the ultimate outcome of this litigation might have, if any, on its financial position, results of operations or cash flows.
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits (the "Other Claims") that are generally incidental to its business. The Company expects that it will vigorously contest any Other Claims and, although we are unable to reasonably estimate what effect the ultimate resolution of any known Other Claims might have, the Company does not believe that the ultimate resolution of any known Other Claims would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock. As of February 16, 2021, there were approximately 232 holders of record of our Class A common stock and 96 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently have any plans to pay any cash dividends on our common stock. Also, we are currently subject to certain restrictions under the terms of our credit agreements with respect to the payment of dividends. For a more detailed discussion of the restrictions in our credit agreements, see Note 7, "Long-Term Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is set forth under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K which information is incorporated herein by reference.

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
Our Business and Operating Overview
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 415 owned and operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across nearly 7,300 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees.
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
We generate revenue across the following three major revenue streams:
Broadcast radio revenue. Most of our revenue is generated through the sale of terrestrial, broadcast radio advertising time to local, regional, and national clients. Local spot and regional spot advertising is sold by Cumulus employed sales personnel. National spot advertising for our owned and operated stations is marketed and sold by Katz Media Group, Inc. in an outsourced arrangement as well as our own internal national sales team.

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
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our streaming audio network, podcasting network, websites, mobile applications and digital marketing services. We operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites. We also sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. In addition, we sell an array of digital marketing services such as, email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
Other. All non-advertising based revenue types in which the Company participates are aggregated in our Other revenue category. This includes fees we receive for content licensing, revenues from our digital commerce platform, subleases and rents, proprietary software licensing, and all other revenue.
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

Consolidated Results of Operations
Analysis of Consolidated Statements of Operations
The following selected data from our audited Consolidated Statements of Operations and other supplementary data provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with our audited Consolidated Statements of Operations and notes thereto appearing elsewhere herein (dollars in thousands).

	Year ended December 31, 2020	Year Ended December 31, 2019	2020 vs 2019 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$816,218	$1,113,445	$(297,227)	-26.7%
Content costs	337,078	405,653	(68,575)	-16.9%
Selling, general & administrative expenses	367,695	461,218	(93,523)	-20.3%
Depreciation and amortization	52,290	52,554	(264)	-0.5%
Local marketing agreement fees	3,149	3,500	(351)	-10.0%
Corporate expenses	49,199	57,988	(8,789)	-15.2%
Loss (gain) on sale of assets or stations	8,761	(55,403)	64,164	N/A
Impairment of assets held for sale	—	6,165	(6,165)	-100.0%
Impairment of capitalized software development costs	4,139	—	4,139	100.0%
Impairment of intangible assets	4,509	15,563	(11,054)	-71.0%
Operating (loss) income	(10,602)	166,207	(176,809)	N/A
Interest expense	(68,099)	(82,916)	14,817	-17.9%
Interest income	6	25	(19)	-76.0%
Gain on early extinguishment of debt	—	381	(381)	-100.0%
Other expense, net	(273)	(177)	(96)	54.2%
Loss (income) before income taxes	(78,968)	83,520	(162,488)	N/A
Income tax benefit (expense)	19,249	(22,263)	41,512	N/A
Net (loss) income	$(59,719)	$61,257	$(120,976)	N/A
OTHER DATA:
Adjusted EBITDA	$81,257	$212,988	$(131,731)	-61.8%

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019
Net Revenue
Net revenue for the year ended December 31, 2020 compared to Net revenue for the year ended December 31, 2019 decreased primarily as broadcast advertising revenue and trade and barter revenue were negatively impacted by COVID-19. These reductions were slightly offset by increases in political revenue resulting from the election cycle and digital revenue growth.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the year ended December 31, 2020 compared to Content costs for the year ended December 31, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost-saving actions and station dispositions, the cancellation or postponement of sporting events resulting from COVID-19 and a reduction in our music licensing fees attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the year ended December 31, 2020 compared to Selling, general and administrative expenses for the year ended December 31, 2019 decreased primarily as a result of the reduction in personnel costs, both internally and externally, related to cost mitigation efforts and station dispositions, declines in local and national commissions as a result of lower local and national broadcast revenue, lower trade and event-related expenses as a result of the cancellation or postponement of sporting, music, and various promotional events resulting from COVID-19, lower incentive accruals based on Company performance, and lower rent expense as a result of exiting certain facilities. These declines were slightly offset by an increase in bad debt expense.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2020 compared to Depreciation and amortization for the year ended December 31, 2019 decreased because certain definite-lived intangibles were fully amortized by the first quarter of 2020, which was mostly offset by an increase in depreciation expense as a result of additional fixed assets being placed into service during 2020.
Local Marketing Agreement Fees
Local marketing agreements are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the year ended December 31, 2020 compared to LMA fees for the year ended December 31, 2019 decreased as the Company ceased programming for KESN-FM under the LMA agreement which ended in October 2020 and the contractual rates for the other LMA agreement decreased year over year. Additionally, during 2019, the Company received fees from a LMA with Meruelo Media to program KLOS-FM which ended in July 2019.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the year ended December 31, 2020 compared to Corporate expenses for the year ended December 31, 2019 decreased primarily as a result of lower incentive and stock-based compensation driven by Company performance and lower restructuring expense which were slightly offset by an increase in professional fees.
Loss (Gain) on Sale or Disposal of Assets or Stations
The Loss on sale or disposal of assets or stations for the year ended December 31, 2020 of $8.8 million was primarily a result of the sale of certain land located in Bethesda, MD used in conjunction with the Company's Washington, D.C. operations to Toll Brothers (the "DC Land"), fixed asset dispositions related to the exit of certain facilities and the sale of WABC-AM in New York, NY to Red Apple Media, Inc. (the "WABC Sale"). See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the WABC Sale and the sale of the DC Land.
The Gain on sale or disposal of assets or stations for the year ended December 31, 2019 of $55.4 million included a $47.6 million gain on the sale of six radio stations, WYAY-FM (Atlanta, GA), WPLJ-FM (New York, NY), KFFG-FM (San Francisco, CA), WZAT-FM (Savannah, GA), WXTL-FM (Syracuse, NY), and WRQX-FM (Washington, DC), to Educational Media Foundation (the "EMF Sale") and a $10.5 million gain on the sale of KLOS-FM in Los Angeles, CA to Meruelo Media (the "KLOS-FM Sale") partially offset by a $2.2 million loss related to the swap agreement with Entercom ("Entercom Swap"). See Note 2, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the EMF Sale, KLOS-FM Sale and Entercom Swap.

Impairment of Assets Held for Sale
The impairment of assets held for sale for the year ended December 31, 2019 resulted primarily from a $5.0 million adjustment of the purchase price for the DC Land. In addition, as a result of the annual impairment test of our FCC licenses, we recorded a $1.2 million impairment of the WABC FCC license. See Note 4, "Property and Equipment" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the DC Land and WABC FCC license impairments, respectively.
Impairment of Capitalized Software Development Costs
The Company's strategic reassessment of a customized technology project resulted in a $4.1 million impairment of capitalized internally developed software costs for the year ended December 31, 2020. See Note 4, "Property and Equipment" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.
Impairment of Intangible Assets
The impairment of intangible assets for the year ended December 31, 2020 of $4.5 million resulted from the interim impairment test of our FCC licenses. The impairment of intangible assets for the year ended December 31, 2019 of $15.6 million resulted from the annual impairment test of our FCC licenses. See Note 5, "Intangible Assets" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.
Interest Expense
Total interest expense for the year ended December 31, 2020 decreased as compared to total interest expense for the year ended December 31, 2019. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019	$ Change
Term Loan due 2022	$—	$51,332	$(51,332)
Term Loan due 2026	25,682	7,925	17,757
6.75% Senior Notes	33,237	17,344	15,893
2020 Revolving Credit Facility	812	—	812
Other, including debt issue cost amortization and write-off	8,368	6,315	2,053
Interest expense	$68,099	$82,916	$(14,817)
Income Tax Benefit (Expense)
For the year ended December 31, 2020, we recorded an income tax benefit of $19.2 million on pre-tax book loss of $79.0 million. The income tax benefit recorded for the year ended December 31, 2020 was primarily the result of federal, state and local income taxes.
For the year ended December 31, 2019, we recorded income tax expense of $22.3 million on pre-tax book income of $83.5 million. The income tax expense recorded for the year ended December 31, 2019 was primarily the result of federal, state and local income taxes.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2020 compared to Adjusted EBITDA for the year ended December 31, 2019 decreased.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net (loss) income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
GAAP net (loss) income	$(59,719)	$61,257
Income tax (benefit) expense	(19,249)	22,263
Non-operating expenses, including net interest expense	68,366	83,068
Local marketing agreement fees	3,149	3,500
Depreciation and amortization	52,290	52,554
Stock-based compensation expense	3,337	5,301
Loss (gain) on sale of assets or stations	8,761	(55,403)
Impairment of assets held for sale	—	6,165
Impairment of capitalized software development costs	4,139	—
Impairment of intangibles	4,509	15,563
Restructuring costs	14,859	18,315
Franchise taxes	815	786
Gain on early extinguishment of debt	—	(381)
Adjusted EBITDA	$81,257	$212,988
Segment Results of Operations

The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment.

Liquidity and Capital Resources
As of December 31, 2020 and 2019, we had $271.8 million and $17.0 million, respectively, of cash and cash equivalents, including restricted cash. We generated cash from operating activities of $33.2 million and $104.3 million, respectively, for the years ended December 31, 2020 and 2019.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the Tower Sale (as defined below), sale of the DC Land and $60 million draw under our 2020 Revolving Credit Facility (as defined below), will help us manage our business and anticipated liquidity needs. See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the Tower Sale and the sale of the DC Land.

We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets, when we determine that it would further our strategic and financial objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Future volatility in the capital and credit markets, caused by COVID-19 or otherwise, may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions.
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus New Holdings Inc., a Delaware corporation and an indirectly wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022").
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2020, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
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
The Company may elect, at their option, to prepay amounts outstanding under the Refinanced Credit Agreement without premium or penalty, except in a refinancing or repricing transaction prior to March 26, 2020, where the borrower would be required to pay a 1% premium. The borrowers may be required to make mandatory prepayments of the Term Loan due 2026 upon the occurrence of specified events as set forth in the Refinanced Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Refinanced Credit Agreement).
Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Intermediate Holdings"), and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.

The issuance of the Term Loan due 2026 and repayment of the Term Loan due 2022 were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition ("ASC 470-50-40"), to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment of the Term Loan due 2022. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. Debt issuance costs for exiting lenders who chose not to participate in the Term Loan due 2026 were accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the Term Loan due 2026 totaling $3.6 million for new lenders were capitalized and amortized over the term of the Term Loan due 2026. An additional $1.5 million of debt discount for the issuance of the Term Loan due 2026 was capitalized for continuing lenders deemed to be modified. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the Consolidated Statements of Cash Flows. Costs incurred with third-parties for the issuance of the Term Loan due 2026 of $3.5 million related to modification for continuing lenders were expensed and included in Interest Expense in the Consolidated Statements of Operations.
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. As of December 31, 2020, we were in compliance with all required covenants under the Refinanced Credit Agreement.
On September 30, 2020, pursuant to the Term Loan due 2026, the Company was required to pay down at closing of the Tower Sale $49.0 million. As a result of the pay down, the Company wrote-off approximately $0.4 million of debt issuance costs related to the Term Loan due 2026.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the “Borrowers”), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the “2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. The 2020 Revolving Credit Facility refinances and replaces the Company’s 2018 Revolving Credit Agreement (as defined below) entered into pursuant to that certain Credit Agreement dated as of August 17, 2018, by and among Holdings, the Borrowers, Intermediate Holdings and certain lenders and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.
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
The issuance of the 2020 Revolving Credit Agreement was determined to be a modification of the 2018 Revolving Credit Agreement (as defined below) in accordance with ASC 470-50-40. The Company expensed approximately $0.6 million of unamortized debt issuance costs related to the exiting lender. Costs incurred with third parties for issuance of the 2020 Revolving Credit Agreement totaled approximately $0.4 million and were capitalized and will be amortized over the term of the 2020 Revolving Credit Agreement.
As of December 31, 2020, $65.1 million was outstanding under the 2020 Revolving Credit Facility, including letters of credit. As of December 31, 2020, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
The 6.75% Senior Notes are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the 6.75% Senior Notes are secured on a second-priority basis), the 6.75% Senior Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2026 (subject to certain exceptions) by liens on substantially all of the assets of the Issuer and the Senior Notes Guarantors.

The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of December 31, 2020, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
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
On November 3, 2020, the Company completed a tender offer ("Tender Offer") pursuant to which it accepted and cancelled $47.2 million in aggregate principal amount of the 6.75% Notes as a result of the Tower Sale. See Note 2, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for additional discussion related to the Tender Offer. As a result of the Tender Offer, the Company wrote-off approximately $0.6 million of debt issuance costs related to the 6.75% Notes.
Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the years ended December 31, 2020 and 2019, respectively (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Repayments of borrowings under the Term Loan due 2022	$—	$1,242,918
Repayments of borrowings under Term Loan due 2026	$54,277	$1,313
Repayments of borrowings under 6.75% Senior Notes	$47,164	$—
Interest payments	$62,513	$76,846
Capital expenditures	$14,868	$29,469
Net Cash Provided by Operating Activities

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by operating activities	$33,210	104,270
Net cash provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 decreased primarily as a result of lower income partially offset by improved collections.
Net Cash Provided by Investing Activities

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by investing activities	$64,359	117,589
For the year ended December 31, 2020, net cash provided by investing activities primarily includes the proceeds received from the sales of the DC Land and WABC partially offset by capital expenditures. For additional detail about the sale of the DC Land and the WABC Sale, see Note 2, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.
For the year ended December 31, 2019, net cash provided by investing activities primarily consists of proceeds received from the EMF and KLOS-FM sales in 2019 partially offset by capital expenditures. For additional detail about the EMF and KLOS-FM sales in 2019, see Note 2, "Acquisitions and Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.

Net Cash Provided by (Used in) Financing Activities

(Dollars in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net cash provided by (used in) financing activities	$157,185	(234,890)
For the year ended December 31, 2020, net cash used in financing activities primarily reflects $202.3 million of cash received from the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"), after transaction costs and closing adjustments, and $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement partially offset by the $49 million pay down of the Term Loan due 2026 and the $47.2 million pay down of the 6.75% Senior Notes as a result of the Tender Offer, each as required at closing of the Tower Sale. See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.
For the year ended December 31, 2019, net cash used in financing activities reflects our repayment of the outstanding balance on the Term Loan due 2022 from proceeds received from new debt issuances (Term Loan due 2026 of $525.0 million and 6.75% Senior Notes of $500.0 million) and the EMF and KLOS-FM sales as well as cash generated from operations. See Note 7, "Long-Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the new debt issuances. We also paid $12.9 million in deferred financing costs.
Critical Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
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
Intangible Assets
As of December 31, 2020, we had approximately $970.0 million of indefinite-lived and definite-lived intangible assets, which represented approximately 52.2% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicated that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations. See Note 5, "Intangible Assets" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual and interim impairment tests performed of our indefinite-lived intangible assets.
The Company's definite-lived intangible assets consist primarily of affiliate and producer relationships, which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company's future cash flows.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2020 and 2019, was $3.3 million and $5.3 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
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
Legal Proceedings
The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits (the "Other Claims") that are generally incidental to its business. The Company expects that it will vigorously contest any Other Claims and, although we are unable to reasonably estimate what effect the ultimate resolution of any known Other Claims might have, the Company does not believe that the ultimate resolution of any known Other Claims would have a material adverse effect on the Company's financial position, results of operations or cash flows. For more information, see Note 14, "Commitments and Contingencies" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.

Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2020 and 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $34.2 million and $45.3 million, respectively; and (2) trade and barter expenses of $33.6 million and $44.4 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
New Accounting Standards
Refer to Note 1, "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data
The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, beginning on page F-2 of this Form 10-K, which follows the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Francisco J. Lopez-Balboa

President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2021 Annual Meeting of Stockholders expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K ("2021 Proxy Statement").

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in our 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2021 Proxy Statement.
Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2020, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	771,114	$20.00	2,504,315
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	771,114	$20.00	2,504,315

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Information about the Board of Directors" in our 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item, is incorporated by reference to the information to be set forth under the caption "Proposal No. 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" in our 2021 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1)-(2) Financial Statements. The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.
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

4.5
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 21, 2020)

4.6
Rights Agreement, dated as of May 21, 2020, by and between Cumulus Media Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 21, 2020)

10.1	Warrant Agreement, dated as of June 4, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.4 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.5 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.6 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.7 *	Form of Stock Option Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.8 *	Form of Stock Option Agreement (Senior Executive) (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.9 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.10*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.11*	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.12*	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.13	Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.14	ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.15 *	Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.16 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.17 *	Employment Agreement, dated as of August 1, 2020, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2020)

10.18 *	2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020)

10.19	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s
Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.20	Description of 2021 Quarterly Incentive Plan

21.1 **	Subsidiaries.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Filed or furnished herewith.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2021.

CUMULUS MEDIA INC.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and Director	February 23, 2021
Mary G. Berner

/s/ Francisco J. Lopez-Balboa	Executive Vice President, Chief Financial Officer	February 23, 2021
Francisco J. Lopez-Balboa

/s/ Andrew W. Hobson	Director	February 23, 2021
Andy W. Hobson

/s/ David M. Baum	Director	February 23, 2021
David M. Baum

/s/ Matthew C. Blank	Director	February 23, 2021
Matthew C. Blank

/s/ Thomas H. Castro	Director	February 23, 2021
Thomas H. Castro

/s/ Joan Hogan Gillman	Director	February 23, 2021
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	February 23, 2021
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years ended December 31, 2020 and 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Broadcast Licenses Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible assets include Federal Communications Commission (“FCC”) broadcast licenses of $825.6 million as of December 31, 2020. Management performs annual impairment testing as of December 31 of each year and on an interim basis if events or circumstances indicate that the indefinite-lived intangible assets may be impaired. Management determined that the geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore management has combined the FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, management utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). Management’s projections used in the Greenfield Method for its FCC broadcast licenses included significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to FCC broadcast licenses impairment assessments is a critical audit matter are the significant judgment by management when developing the fair value measurement of the FCC broadcast licenses. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the mature operating profit margin for average stations in the markets where the Company operates, the long-term revenue growth rate, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Company’s FCC broadcast licenses. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the projections used in the Greenfield Method; (iii) testing the completeness, accuracy, and relevance of underlying data used in the method; and (iv) evaluating the significant assumptions used by management related to the mature operating profit margin for average stations in the markets where the Company operates, the long-term revenue growth rate, and the discount rate. Evaluating management’s assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates and long-term revenue growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2021
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$271,761	$15,142
Restricted cash	—	1,865
Accounts receivable, less allowance for doubtful accounts of $6,745 and $5,197 at December 31, 2020 and 2019, respectively	201,275	242,599
Trade receivable	1,986	2,790
Assets held for sale	—	87,000
Prepaid expenses and other current assets	27,942	31,285
Total current assets	502,964	380,681
Property and equipment, net	208,692	232,934
Operating lease right-of-use assets	157,568	143,436
Broadcast licenses	825,590	830,490
Other intangible assets, net	144,387	164,383
Deferred income tax assets	7,779	—
Other assets	12,758	9,408
Total assets	$1,859,738	$1,761,332
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$94,128	$97,527
Current portion of operating lease liabilities	28,121	34,462
Trade payable	1,537	2,323
Current portion of term loan due 2026	5,250	5,250
Total current liabilities	129,036	139,562
2020 revolving credit facility	60,000	—
Term loan due 2026, net of debt issuance costs of $3,850 and $5,007 at December 31, 2020 and 2019, respectively	460,311	513,431
6.75% senior notes, net of debt issuance costs of $5,486 and $6,938 at December 31, 2020 and 2019, respectively	447,350	493,062
Operating lease liabilities	129,273	111,184
Financing liabilities, net	222,802	17,221
Other liabilities	13,375	10,618
Deferred income tax liabilities	—	21,038
Total liabilities	1,462,147	1,306,116
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 18,135,956 and 15,750,097 shares issued; 17,961,734 and 15,681,439 shares outstanding at December 31, 2020 and 2019, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,416,253 and 1,926,848 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Treasury stock, at cost, 174,222 and 68,658 shares at December 31, 2020 and 2019, respectively	(2,414)	(1,171)
Additional paid-in-capital	337,042	333,705
Retained earnings	62,963	122,682
Total stockholders' equity	397,591	455,216
Total liabilities and stockholders' equity	$1,859,738	$1,761,332
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	December 31, 2020	December 31, 2019
Net revenue	$816,218	$1,113,445
Operating expenses:
Content costs	337,078	405,653
Selling, general & administrative expenses	367,695	461,218
Depreciation and amortization	52,290	52,554
Local marketing agreement fees	3,149	3,500
Corporate expenses	49,199	57,988
Loss (gain) on sale or disposal of assets or stations	8,761	(55,403)
Impairment of assets held for sale	—	6,165
Impairment of capitalized software development costs	4,139	—
Impairment of intangible assets	4,509	15,563
Total operating expenses	826,820	947,238
Operating (loss) income	(10,602)	166,207
Non-operating expense:
Interest expense	(68,099)	(82,916)
Interest income	6	25
Gain on early extinguishment of debt	—	381
Other expense, net	(273)	(177)
Total non-operating expense, net	(68,366)	(82,687)
(Loss) income before income taxes	(78,968)	83,520
Income tax benefit (expense)	19,249	(22,263)
Net (loss) income	$(59,719)	$61,257
Basic and diluted (loss) earnings per common share (see Note 12, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(2.94)	$3.04
Diluted: (Loss) Earnings per share	$(2.94)	$3.02
Weighted average basic common shares outstanding	20,317,064	20,130,835
Weighted average diluted common shares outstanding	20,317,064	20,284,137
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2020 and December 31, 2019
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2018	12,995,080	$—	3,560,604	$—	—	$—	$328,404	$61,425	$389,829
Net income	—	—	—	—	—	—	—	61,257	61,257
Shares returned in lieu of tax payments	—	—	—	—	68,658	(1,171)	—	—	(1,171)
Conversion of Class B common stock	1,636,791	—	(1,636,791)	—	—	—	—	—	—
Exercise of warrants	900,729	—	—	—	—	—	—	—	—
Issuance of common stock	148,839	—	3,035	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,301	—	5,301
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658	$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—	—	—	(59,719)	(59,719)
Shares returned in lieu of tax payments	—	—	—	—	105,564	(1,243)	—	—	(1,243)
Conversion of Class B common stock	196,910	—	(196,910)	—	—	—	—	—	—
Exercise of warrants	1,844,367	—	686,315	—	—	—	—	—	—
Issuance of common stock	239,018	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,337	—	3,337
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net (loss) income	$(59,719)	$61,257
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	52,290	52,554
Amortization of right of use assets	10,888	24,053
Amortization and write-off of debt issuance costs	3,507	894
Provision for doubtful accounts	7,776	4,077
Loss (gain) on sale of assets or stations	8,761	(55,403)
Impairment of assets held for sale	—	6,165
Impairment of intangible assets	4,509	15,563
Impairment of capitalized software development costs	4,139	—
Deferred income taxes	(28,816)	8,654
Stock-based compensation expense	3,337	5,301
Gain on early extinguishment of debt	—	(381)
Non-cash interest expense on financing liabilities	1,624	776
Non-cash imputed rental income	(1,117)	—
Other	—	9
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	33,898	3,433
Trade receivable	525	53
Prepaid expenses and other current assets	3,102	(176)
Operating leases	18,459	4,592
Assets held for sale	(4)	29
Other assets	(4,428)	5,345
Accounts payable and accrued expenses	(28,145)	(32,843)
Trade payable	(786)	(177)
Other liabilities	3,410	495
Net cash provided by operating activities	33,210	104,270
Cash flows from investing activities:
Proceeds from sale of assets or stations	78,700	147,058
Proceeds from insurance reimbursement	527	—
Capital expenditures	(14,868)	(29,469)
Net cash provided by investing activities	64,359	117,589
Cash flows from financing activities:
Repayment of borrowings under term loan due 2022	—	(1,242,918)
Repayment of borrowings under term loan due 2026	(54,277)	(1,313)
Borrowings under term loan due 2026	—	525,000
Repayment of borrowings under 6.75% senior notes	(47,164)	—
Borrowings under the 2020 revolving credit facility	60,000	—
Proceeds from issuance of 6.75% senior notes	—	500,000
Financing costs	(493)	(12,883)
Shares returned in lieu of tax payments	(1,243)	(1,171)
Transaction costs for financing liability	(3,152)	—
Proceeds from financing liability	205,442	—
Repayments of financing liabilities	(1,590)	(1,191)
Repayments of finance lease obligations	(338)	(414)
Net cash provided by (used in) financing activities	157,185	(234,890)
Increase (decrease) in cash and cash equivalents	254,754	(13,031)
Cash, cash equivalents and restricted cash at beginning of period	17,007	30,038
Cash, cash equivalents and restricted cash at end of period	$271,761	$17,007

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
Nature of Business
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 415 owned and operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across nearly 7,300 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees.
Basis of Presentation
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the year ended December 31, 2020, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive (Loss) Income
Comprehensive (loss) income includes net income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the years ended December 31, 2020 and 2019, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.
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
Intangible Assets
As of December 31, 2020, the Company's intangible assets were comprised of Federal Communications Commission ("FCC") licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In determining that the Company's FCC licenses qualified as indefinite lived intangibles, management considered a variety of factors including the FCC's historical record of renewing broadcasting licenses, the cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company's evaluation of the recoverability of its indefinite-lived assets, which include FCC licenses, is based on certain judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset's carrying amount is not recoverable, a write-down of the asset would be recorded through a charge to operations.
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
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2020 and 2019, the advertising costs incurred were $4.0 million and $6.0 million, respectively.
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
As of December 31, 2020 and 2019, the Company operated one and two radio stations under LMAs, respectively. For the years ended December 31, 2020 and 2019, the stations operated under LMAs contributed $2.5 million and $3.5 million, respectively, to the consolidated net revenue of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2020 and 2019, was $3.3 million and $5.3 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2020 and 2019, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $34.2 million and $45.3 million, respectively; and (2) trade and barter expenses of $33.6 million and $44.4 million, respectively.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates the Company expects will be applicable when those tax assets and liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against a deferred tax asset to measure its net realizable value when it is not more-likely than-not that the benefits of its recovery will be recognized. The Company continually reviews the adequacy of our valuation allowance, if any, on our deferred tax assets and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740").
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
(Loss) Earnings Per Share
Basic (loss) earnings per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net (loss) income from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company's third amended and restated certificate of incorporation, as amended (the "Charter").
Non-vested restricted shares of Class A common stock and outstanding warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company recorded net income. Diluted earnings per share is computed in the same manner as basic (loss) earnings per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and outstanding warrants to purchase common stock. Potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. Under the two-class method, net (loss) income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the (loss) earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.
Fair Values of Financial Instruments
The carrying amounts of cash equivalents, restricted cash, accounts receivables, accounts payable, trade payables and receivables and accrued expenses approximate fair value because of the short term to maturity of these instruments.
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

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Supplemental disclosures of cash flow information:
Interest paid	$62,513	$76,846
Income taxes paid	5,775	18,590

Supplemental disclosures of non-cash flow information:
Trade revenue	34,203	$45,308
Trade expense	33,604	44,378
Non-cash principal increase in financing liabilities	638	776

Reconciliation of cash and cash equivalents and restricted cash to the Consolidated Balance Sheet:
Cash and cash equivalents	$271,761	$15,142
Restricted cash	—	1,865
Total cash and cash equivalents and restricted cash	$271,761	$17,007
Restricted cash is used primarily to collateralize standby letters of credit for certain leases and insurance policies.
Adoption of New Accounting Standards
ASU 2018-13 - Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). In August 2018, the FASB issued ASU 2018-13, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods therein, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted ASU 2018-13 as of January 1, 2020 and there was no material impact to the Company's Consolidated Financial Statements.
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

2. Acquisitions and Dispositions
Tower Sale
On August 7, 2020, the Company entered into an agreement with Vertical Bridge REIT, LLC, for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"). On September 30, 2020, the Company completed the initial closing of the Tower Sale for $202.3 million in cash proceeds after transaction costs and closing adjustments. Pursuant to the Company's Term Loan Credit Facility due 2026 (as defined below), the Company was required to pay down at closing $49.0 million. As a result thereof, pursuant to the terms of the 6.75% Senior Secured First-Lien Notes due 2026 (as defined below), the Company made a tender offer (the "Tender Offer") with respect to the prorated portion of these proceeds of $47.2 million of the 6.75% Notes. On November 3, 2020, the Company accepted and paid for $47.2 million in aggregate principal amount of the 6.75% Notes that were validly tendered and not withdrawn in the Tender Offer.
In connection with the Tower Sale, the Company entered into individual site leases for the continued use of substantially all of the tower sites that were included in the Tower Sale, the general terms and conditions of which are contained in a master lease agreement that provides a framework for the individual leases with respect to each tower site. The initial term of each lease is 10 years, followed by five option periods of five years each. As the terms of the Tower Sale arrangement contains a repurchase option, the leaseback was not accounted for as a sale. Accordingly, the carrying amount of the leased back assets remains on the Company's books and continues to be depreciated over the remaining useful lives. The proceeds received for the leased back assets was recorded as a financing liability along with the remaining obligations for ground leases on these sites. Lease payments are recorded as a reduction of the financing liability and as interest expense. The Company records non-cash imputed rental income for tower sites where it continues to use a portion of the site along with other existing and future tenants. Transaction costs of $4.1 million were capitalized in Financing liabilities, net and are being amortized over the term of the lease.
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
See Note 13, "Leases" for further discussion related to the Company's failed sale-leasebacks as of December 31, 2020.
DC Land Sale
On June 24, 2020, the Company completed the previously announced sale of its DC Land (as defined below) to Toll Brothers. The sale generated net proceeds of $71.3 million, $5.0 million of which was received in 2019. The Company recorded a loss on the sale of the DC Land of $3.7 million which is included in the Loss (Gain) on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2020.
WABC Sale
On March 1, 2020, the Company completed the previously announced WABC Sale (as defined below) for $12.0 million in cash. The Company recorded a loss on the WABC Sale of $0.9 million which is included in the Loss (Gain) on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2020.
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
The Company recognized a loss on the exchange in the amount of $2.2 million, which is included in the Loss (Gain) on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statement of Operations for the year ended December 31, 2019.
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
Educational Media Foundation Sale
On May 31, 2019, the Company completed its previously announced sale of six radio stations, WYAY-FM (Atlanta, GA), WPLJ-FM (New York, NY), KFFG-FM (San Francisco, CA), WZAT-FM (Savannah, GA), WXTL-FM (Syracuse, NY), and WRQX-FM (Washington, DC) to Educational Media Foundation for $103.5 million in cash (the "EMF Sale"). The Company recorded a gain of $47.6 million on the sale which is included in the Loss (Gain) on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2019.
Meruelo Media Sale
On July 15, 2019, the Company completed its previously announced sale of KLOS-FM in Los Angeles, CA to Meruelo Media for $43.0 million in cash (the "KLOS Sale"). Prior to the completion of the sale, Meruelo Media began programming KLOS-FM under a Local Marketing Agreement on April 16, 2019. The Company recorded a gain of $10.5 million on the sale which is included in the Loss (Gain) on Sale or Disposal of Assets or Stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2019.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Advertising revenues	$801,394	$1,096,705
Non-advertising revenues	14,824	16,740
Total Revenue	$816,218	$1,113,445
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
The Company maintains revenue sharing agreements and inventory representation agreements with various radio companies. For all revenue sharing and inventory representation agreements, the Company performs an analysis in accordance with ASC 606 to determine if the amounts should be recorded on a gross or net basis. The Company continues to record all revenue sharing agreements on a gross basis with the shared revenue amount recorded within Content costs in the Consolidated Statements of Operations and all inventory representation agreements in which the Company is acting solely as an agent on a net basis.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within Selling, general and administrative expenses in our Consolidated Statements of Operations. As of December 31, 2020 and 2019, the Company recorded an asset of approximately $5.8 million and $7.9 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the years ended December 31, 2020 and 2019, was $7.2 million and $6.1 million, respectively. No impairment losses have been recognized in the fiscal years ended December 31, 2020 and 2019.
4. Property and Equipment
Property and equipment consisted of the following as of December 31, 2020 and 2019 (dollars in thousands):

	Estimated Useful Life	December 31, 2020	December 31, 2019
Land	N/A	$73,251	$73,261
Broadcasting and other equipment	5 to 7 years	101,204	92,083
Computer and capitalized software costs	1 to 3 years	29,216	22,859
Furniture and fixtures	5 years	6,733	5,977
Leasehold improvements	5 years	28,630	27,118
Buildings	5 to 20 years	30,052	29,935
Construction in progress	N/A	10,789	23,353
Property and equipment, gross		279,875	274,586
Less: accumulated depreciation		(71,183)	(41,652)
Property and equipment, net		$208,692	$232,934
Depreciation expense for the years ended December 31, 2020 and 2019, was $31.8 million and $27.1 million, respectively.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company's strategic reassessment of a customized technology project resulted in a $4.1 million impairment of capitalized internally developed software costs which is recorded in the Impairment of Capitalized Software Development Costs financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2020.
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
 During the year ended December 31, 2015, the Company entered into an agreement for the sale of certain land located in Bethesda, MD used in conjunction with the Company's Washington, DC operations to Toll Brothers (the "DC Land"). The asset was classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.

On September 18, 2019, the agreement was amended to, among other changes, adjust the purchase price to a total of $75.0 million. The Company recorded a $5.0 million impairment on the DC Land in the third quarter of 2019 to adjust the carrying amount of this asset to fair value. The impairment is included in the Impairment of Assets Held for Sale financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2019. The sale was subject to various conditions and approvals, including, without limitation, the receipt by the buyer of certain required permits and approvals for its expected use of the land. On June 24, 2020, the Company completed the sale of DC Land to Toll Brothers. See Note 2, "Acquisitions and Dispositions" for additional discussion related to the sale.
On June 27, 2019, the Company announced that it had entered into an agreement to sell WABC-AM in New York, NY to Red Apple Media, Inc. (the "WABC Sale"). The closing of the WABC Sale was subject to various conditions. In conjunction with the 2019 annual impairment test of the FCC licenses, the Company recorded a $1.2 million impairment charge to adjust the carrying amount of the WABC FCC license to fair value during the fiscal year ended December 31, 2019. The impairment is included in the Impairment of Assets Held for Sale financial statement line item of the Company's Consolidated Statements of Operations. On March 1, 2020, the Company completed the WABC Sale. See Note 2, "Acquisitions and Dispositions" for additional discussion related to the WABC Sale.
As of December 31, 2020, the Company had no assets held for sale.
The major categories of these assets held for sale are as follows (dollars in thousands):

	December 31, 2019
	WABC Sale	DC Land	Total
Property and equipment, net	$7,054	$75,000	$82,054
FCC license	4,573	—	4,573
Other intangibles, net	373	—	373
Total	$12,000	$75,000	$87,000

5. Intangible Assets
The Company's intangible assets are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2018	$935,652	$21,184	$130,000	$32,000	$14,983	$14,253	$1,148,072
Acquisitions (See Note 2)	24,111	—	—	—	—	—	24,111
Dispositions	(107,973)	(1,065)	—	—	(1,065)	(710)	(110,813)
Assets held for sale (See Note 4)	(5,737)	(198)	—	—	(197)	(132)	(6,264)
Impairment charges	(15,563)	—	—	—	—	—	(15,563)
Other (a)	—	—	—	—	—	(2,220)	(2,220)
Balance as of December 31, 2019	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323

Accumulated Amortization
Balance as of December 31, 2018	$—	$—	$(6,894)	$(3,733)	$(971)	$(7,287)	$(18,885)
Amortization Expense	—	—	(11,818)	(6,400)	(1,558)	(4,881)	(24,657)
Dispositions	—	—	—	—	115	691	806
Other (a)	—	—	—	—	—	286	286
Balance as of December 31, 2019	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Net Book Value as of December 31, 2019	$830,490	$19,921	$111,288	$21,867	$11,307	$—	$994,873

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2019	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323
Impairment charges	(4,509)	—	—	—	—	—	(4,509)
Dispositions	(391)	(161)	—	—	(129)	(131)	(812)
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002

Accumulated Amortization
Balance as of December 31, 2019	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Amortization Expense	—	—	(11,818)	(6,400)	(1,520)	—	(19,738)
Dispositions	—	—	—	—	32	131	163
Balance as of December 31, 2020	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Net Book Value as of December 31, 2020	$825,590	$19,760	$99,470	$15,467	$9,690	$—	$969,977

(a) Reclassification of leasehold intangibles to right of use assets related to the adoption of ASC 842.
Total amortization expense related to the Company's definite-lived intangible assets was $19.7 million and $24.7 million, for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2021	$19,728
2022	19,728
2023	15,995
2024	13,328
2025	13,328
Thereafter	42,520
Total definite-lived intangibles, net	$124,627
Impairment Testing
The Company performs annual impairment testing of its indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. At the time of each impairment test, if the fair value of the indefinite-lived intangible is less than its carrying amount, an impairment charge is recorded. As a result of the annual trademark impairment tests, there was no impairment in 2020 or 2019. The FCC license impairment test results are discussed below.
The Company reviews the carrying amount of its definite-lived intangible assets, primarily affiliate and producer relationships, for recoverability prior to its annual impairment test of its indefinite-lived intangible assets and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment.
Impairment Testing of FCC Licenses
Annual Impairment Test
A valuation analysis is conducted each year as of December 31 to test the Company's FCC licenses for impairment. The Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, the Company utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The estimated fair values of the FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by a market participant, and that the use of the asset is physically possible, legally permissible and financially feasible.
Projections used in the Greenfield Method for FCC broadcast licenses include significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate. In estimating the value of the licenses, market revenue projections based on third-party radio industry data are obtained. Next, the percentage of the market's total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share are estimated. The estimated average market share was computed based on market share data, by station type (i.e., AM and FM) and signal strength.
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2020	December 31, 2019
Discount rate	7.3%	8.0%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	20% – 30%	20% – 30%
As a result of the annual impairment test as of December 31, 2020, there was no impairment of broadcast licenses. As a result of the annual impairment test as of December 31, 2019, there was a $16.7 million impairment charge primarily related to a decrease in revenue projections for one market. Of the total impairment charge, $15.6 million is recorded within Impairment of Intangible Assets and the remainder is recorded within Impairment of Assets Held for Sale within the Consolidated Statements of Operations.
As of December 31, 2020, the carrying amount of the FCC licenses was $825.6 million and the FCC license fair value of four of the Company's 86 geographical markets exceeded the respective carrying amount by less than 10%. The aggregate carrying amount of the licenses relating to these markets was $43.7 million.
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
The Company will continue to monitor changes in economic and market conditions related to COVID-19 and, if any events or circumstances indicate a triggering event has occurred, the Company will perform an interim impairment test of intangible assets at the appropriate time.
Interim Impairment Test
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
The interim impairment test was conducted using market revenue projections based on third-party radio industry data and the methodology described above. Below are the key assumptions used in the interim impairment assessment:

June 30, 2020
Discount rate	8.0%
Long-term revenue growth rate	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	20% – 30%
As a result of the interim impairment test as of June 30, 2020, the Company recorded a non-cash impairment charge of $4.5 million. The impairment charge is included in the Impairment of Intangible Assets financial statement line item within the Consolidated Statements of Operations.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	December 31, 2020	December 31, 2019
Accrued employee costs	$20,638	$26,417
Accrued third party content costs	23,470	31,006
Accounts payable	5,250	861
Accrued other	44,770	39,243
Total accounts payable and accrued expenses	$94,128	$97,527
7. Long-Term Debt
The Company's long-term debt consisted of the following (dollars in thousands):

	December 31, 2020	December 31, 2019
Term Loan due 2026	$469,411	$523,688
Less: current portion of Term Loan due 2026	(5,250)	(5,250)
6.75% Senior Notes	452,836	500,000
2020 Revolving Credit Facility	60,000	—
Less: Total unamortized debt issuance costs	(9,336)	(11,945)
Total long-term debt, net, excluding current maturities	$967,661	$1,006,493
Future maturities of the Term Loan due 2026, 6.75% Senior Notes and 2020 Revolving Credit Facility are as follows (dollars in thousands):

2021	$5,250
2022	5,250
2023	5,250
2024	5,250
2025	65,250
Thereafter	895,997
Total	$982,247
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022").
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2020, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.

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
The Borrowers (as defined below) may elect, at their option, to prepay amounts outstanding under the Refinanced Credit Agreement without premium or penalty, except in a refinancing or repricing transaction prior to March 26, 2020, where the Borrowers would be required to pay a 1% premium. The Borrowers may be required to make mandatory prepayments of the Term Loan due 2026 upon the occurrence of specified events as set forth in the Refinanced Credit Agreement, including upon the sale of certain assets and from Excess Cash Flow (as defined in the Refinanced Credit Agreement).
Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Intermediate Holdings"), and the present and future wholly-owned subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.
The issuance of the Term Loan due 2026 and repayment of the Term Loan due 2022 were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition ("ASC 470-50-40"), to determine whether the refinancing transaction should be accounted for as a debt modification or extinguishment of the Term Loan due 2022. Each lender involved in the refinancing transaction was analyzed to determine if its participation was a debt modification or an extinguishment. Debt issuance costs for exiting lenders who chose not to participate in the Term Loan due 2026 were accounted for as extinguishments. Debt discounts and costs incurred with third parties for the issuance of the Term Loan due 2026 totaling $3.6 million for new lenders were capitalized and amortized over the term of the Term Loan due 2026. An additional $1.5 million of debt discount for the issuance of the Term Loan due 2026 was capitalized for continuing lenders deemed to be modified. These capitalized fees associated with new and continuing lenders are presented as cash flows from financing activities on the Consolidated Statements of Cash Flows. Costs incurred with third-parties for the issuance of the Term Loan due 2026 of $3.5 million related to modification for continuing lenders were expensed and included in Interest Expense in the Consolidated Statements of Operations.
On September 30, 2020, pursuant to the Term Loan due 2026, the Company was required to pay down at closing of the Tower Sale $49.0 million. As a result of the pay down, the Company wrote-off approximately $0.4 million of debt issuance costs related to the Term Loan due 2026. As of December 31, 2020, we were in compliance with all required covenants under the Refinanced Credit Agreement
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company's other subsidiaries, as borrowers (the "Borrowers"), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the "2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. The 2020 Revolving Credit Facility refinances and replaces the Company’s 2018 Revolving Credit Agreement (as defined below) entered into pursuant to that certain Credit Agreement dated as of August 17, 2018, by and among Holdings, the Borrowers, Intermediate Holdings and certain lenders and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.
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
Borrowings under the 2020 Revolving Credit Facility bear interest, at the option of Holdings, based on LIBOR plus a percentage spread of 1.00% or the Alternative Base Rate. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the rate identified as the "Prime Rate" by Fifth Third Bank. In addition, the unused portion of the 2020 Revolving Credit Facility will be subject to a commitment fee of 0.25%. The 2020 Revolving Credit Facility contains customary LIBOR successor provisions.
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
Amounts outstanding under the 2020 Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Intermediate Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2020 Revolving Credit Agreement (the "2020 Revolver Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2020 Revolving Credit Agreement as borrowers, and the 2020 Revolver Guarantors.
The issuance of the 2020 Revolving Credit Agreement was determined to be a modification of the 2018 Revolving Credit Agreement (as defined below) in accordance with ASC 470-50-40. The Company expensed approximately $0.6 million of unamortized debt issuance costs related to the exiting lender. Costs incurred with third parties for issuance of the 2020 Revolving Credit Agreement totaled approximately $0.4 million and were capitalized and will be amortized over the term of the 2020 Revolving Credit Agreement.
As of December 31, 2020, $65.1 million was outstanding under the 2020 Revolving Credit Facility, including letters of credit. As of December 31, 2020, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As of December 31, 2019, $2.9 million was outstanding in the form of letters of credit under the Revolving Credit Facility. The 2018 Revolving Credit Facility was terminated and replaced by the 2020 Revolving Credit Facility on March 6, 2020 (see above).

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
The 6.75% Senior Notes are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the 6.75% Senior Notes are secured on a second-priority basis), the 6.75% Senior Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2026 (subject to certain exceptions) by liens on substantially all of the assets of the Issuer and the Senior Notes Guarantors.
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of December 31, 2020, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
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
On November 3, 2020, the Company completed the Tender Offer pursuant to which it accepted and cancelled $47.2 million in aggregate principal amount of the 6.75% Notes as a result of the Tower Sale. See Note 2, "Acquisitions and Dispositions" for additional discussion related to the Tender Offer. As a result of the Tender Offer, the Company wrote-off approximately $0.6 million of debt issuance costs related to the 6.75% Notes.
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
The following table shows the gross amount and fair value of the Term Loan due 2026 and the 6.75% Senior Notes (dollars in thousands):

	December 31, 2020	December 31, 2019
Term Loan due 2026:
Gross value	$469,411	$523,688
Fair value - Level 2	460,023	528,684
6.75% Senior Notes:
Gross value	$452,836	$500,000
Fair value - Level 2	464,157	533,250
As of December 31, 2020, the Company used trading prices from a third party of 98.00% and 102.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2019, the Company used trading prices from a third party of 100.95% and 106.65% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The fair value of the Company's 2020 Revolving Credit Facility as of December 31, 2020 approximates its carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy.
Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. See Note 4, "Property and Equipment" for further discussion.
9. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
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

a.the retention or dismissal of outside auditors by the Company;
b.any dividends or distributions to the stockholders of the Company;
c.any material sale of assets, recapitalization, merger, business combination, consolidation, exchange of stock or other similar reorganization involving the Company or any of its subsidiaries;
d.the adoption of any new or amended charter;

e.other than in connection with any management equity or similar plan adopted by the Board, any authorization or issuance of equity interests, or any security or instrument convertible into or exchangeable for equity interests, in the Company or any of its subsidiaries; and
f.the liquidation of the Company or any of its subsidiaries.
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
As of December 31, 2020, the Company had 20,552,209 aggregate issued shares of common stock, and 20,377,987 outstanding shares consisting of: (i) 18,135,956 issued shares and 17,961,734 outstanding shares designated as Class A common stock; and (ii) 2,416,253 issued and outstanding shares designated as Class B common stock.

Stock Purchase Warrants
On June 4, 2018 (the "Effective Date"), the Company entered into a warrant agreement (the "Warrant Agreement") with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against our predecessor Company, CM Wind Down Topco, Inc. (formerly known as Cumulus Media, Inc.), and (ii) issued or will issue 712,736 Series 2 warrants to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. Pursuant to an exchange process under the Warrant Agreement, on June 22, 2020, all outstanding warrants were converted into shares of Class A or Class B common stock, and 22,154 remaining Series 2 warrants authorized for issuance were converted into Series 1 warrants and remain outstanding.
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
10. Stock-Based Compensation Expense
Share-Based Compensation
On April 30, 2020, our shareholders approved the Cumulus Media Inc. 2020 Equity and Incentive Plan ("2020 Plan"). The 2020 Plan is substantially similar in both form and substance of the Long-term Incentive Plan ("Incentive Plan") approved by the Board, which became effective as of the Effective Date. The purpose of the 2020 Plan is intended to, among other things, help attract, motivate and retain key employees and directors and to reward them for making major contributions to the success of the Company. The 2020 Plan permits awards to be made to employees, directors, or consultants of the Company or an affiliate of the Company.
Unless otherwise determined by the Board, the Board's compensation committee will administer the 2020 Plan. The 2020 Plan generally provides for the following types of awards:
•stock options (including incentive options and nonstatutory options);
•restricted stock;
•stock appreciation rights;
•dividend equivalents;
•other stock-based awards;
•performance awards; and
•cash awards.
The aggregate number of shares of Class A common stock that may be delivered under the 2020 Plan is 2,100,000 plus one Common Share that remains available for awards pursuant to the Incentive Plan. Such shares may be shares of original issuance or treasury shares or a combination of the foregoing. The aggregate number of shares of new Class A common stock that were reserved for issuance pursuant to the Incentive Plan was 2,222,223 on a fully diluted basis. Awards could be made under the Incentive Plan for a period of ten years from June 4, 2018, subject to the right of the stockholders and the Board to terminate the Incentive Plan at any time.
If an employee's employment is terminated by the Company or its subsidiaries without cause, by the employee for good reason (each, as defined in the award agreement) or by reason of death or disability (as defined in the award agreement), such employee will become vested in an additional tranche of the unvested awards as if the employee's employment continued for one additional year following the qualifying termination date; provided, that with respect to the Chief Executive Officer and Chief Financial Officer, (i) an amount equal to 50% of the unvested components of the awards will accelerate and vest and (ii) vested Options will remain outstanding until the expiration date of such Option. If an employee's employment is terminated by the Company or its subsidiaries without cause or by the employee for good reason, in either instance at any time within the three month period immediately preceding, or the twelve month period immediately following, a change in control (as defined in the award agreement), such employee will become vested in all unvested awards. We expect to issue common shares held as either treasury stock or issue new shares upon the exercise of stock options or once shares vest pursuant to restricted stock units.
Stock Options
The Options granted to Management during fiscal year 2020 have a five year contractual term and will vest ratably over four years on the anniversary of the date of grant. The Options granted to Management on or about the Effective Date will vest 30% on or about each of the first two anniversaries of the issuance date, and 20% will vest on or about each of the third and fourth anniversaries of the issuance date. The vesting of each of the awards to Management is also subject to, among other things, each employee's continued employment with the Company.
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

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2020 and 2019, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2020 and 2019:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (2)
Outstanding as of December 31, 2018	581,124	$25.47	4.4	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(23,826)	25.70		—
Outstanding as of December 31, 2019	557,298	$25.46	3.4	$—
Exercisable as of December 31, 2019	180,424	$24.97

Outstanding as of December 31, 2019	557,298	$25.46	3.4	$—
Granted	347,800	$12.89		—
Exercised	—	—		—
Forfeited and canceled	(133,984)	$24.52		—
Outstanding as of December 31, 2020	771,114	$20.00	3.4	$253
Exercisable as of December 31, 2020	271,103	$25.22

(2) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

The per-share fair value of each stock option with service conditions only granted in 2020 was determined on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Grant date
	2/13/2020	3/23/2020
Expected term (in years)	3.75	3.75
Risk-free interest rate	1.5%	1.3%
Expected volatility	46.9%	68.2%
Expected dividend yield	0%	0%
The expected term of stock options granted represents the weighted average period that the stock options are expected to remain outstanding and is based on the simplified method. Under the simplified method, the expected life of an option is presumed to be the midpoint between the vesting date and the end of the contractual term. We used the simplified method due to the lack of sufficient historical exercise data. The Company determined the expected term assumption based on estimates of the expected post-vesting holding period by employees. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury issues with terms approximately equal to the expected life of the option. The Company currently has no history or expectation of paying cash dividends on common stock.
There was $2.2 million of unrecognized compensation cost related to unvested stock options as of both December 31, 2020 and 2019. The weighted-average recognition period is 2.4 years for both periods.
RSUs
The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.

The following table summarizes the activities for our RSUs for the years ended December 31, 2020 and 2019 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2018	477,968	$15.00
Granted	248,155	14.16
Vested	(239,053)	15.22
Forfeited	(12,352)	14.84
Nonvested as of December 31, 2019	474,718	$14.46
Granted	341,327	10.20
Vested	(212,193)	10.67
Forfeited	(230,721)	14.24
Nonvested as of December 31, 2020	373,131	$12.65
As of December 31, 2020 and 2019, there was $3.5 million and $5.5 million, respectively, of unrecognized compensation cost related to unvested RSUs with a weighted-average recognition period of 1.9 years for both periods.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations was as follows (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Stock option grants	$1,044	$1,326
Restricted stock unit grants	2,293	3,975
Total expense	$3,337	$5,301
The associated tax benefits related to these stock-based compensation awards for the years ended December 31, 2020 and 2019, was $0.9 million and $1.4 million, respectively.
The Company made an accounting policy election to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

11. Income Taxes
Income tax (benefit) expense for the Company years ended December 31, 2020 and 2019, consisted of the following (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Current income tax expense
Federal	$7,441	$10,952
State and local	2,126	2,656
Total current income tax expense	$9,567	$13,608

Deferred income tax (benefit) expense
Federal	$(21,799)	$6,999
State and local	(7,017)	1,656
Total deferred tax (benefit) expense	(28,816)	8,655
Total income tax (benefit) expense	$(19,249)	$22,263

Total income tax (benefit) expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2020 and 2019, as a result of the following (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Computed income tax expense at federal statutory rate on pre-tax (loss) income	$(16,583)	$17,539
State income tax expense, net of federal tax benefit	(3,753)	4,415
Bankruptcy costs	150	446
Section 162 disallowance	375	936
Provision to return	(152)	(1,564)
Other adjustments	714	491
Net income tax (benefit) expense	$(19,249)	$22,263

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31, 2020	December 31, 2019
Deferred income tax assets:
Accounts receivable	$1,753	$1,332
Leases	45,977	42,374
Other liabilities	4,777	4,980
Debt costs	1,132	841
Interest limitation	451	3,966
Financing liabilities	54,708	—
Net operating loss	39	—
Total deferred income tax assets before valuation allowance	108,837	53,493
Less: valuation allowance	—	—
Total deferred tax assets	$108,837	$53,493
Deferred income tax liabilities:
Intangible assets	$27,586	$12,992
Property and equipment	30,417	22,465
Leases	40,962	36,666
Other	2,093	2,408
Total deferred income tax liabilities	$101,058	$74,531
Total net deferred income tax assets (liabilities)	$7,779	$(21,038)
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
As of December 31, 2020 and 2019, the Company did not record a valuation allowance because of the reversal of deferred tax liabilities of the Company and expected future taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the "CARES Act") was signed into law. Among other provisions, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and technical corrections to qualified improvement property. The Company recognized the effect of the changes in tax law on existing deferred tax assets and liabilities in income from continuing operations in the period ended December 31, 2020. The new legislation is retroactive. As a result, the effective tax rate for the current period and income taxes payable or receivable for the prior annual period was adjusted for the period ended December 31, 2020 resulting in a federal cash tax benefit of approximately $3.5 million and an immaterial state cash tax benefit.
As of December 31, 2020, the Company did not have federal interest expense disallowance carryforwards as a result of the change in the adjusted taxable income limitation pursuant to the CARES Act. The Company had state interest expense disallowance carryforwards in certain jurisdictions of $550.8 million, which are available to offset future taxable income and have an indefinite carryforward period.
The Company records interest and penalties related to uncertain tax positions in income tax expense. For interest and penalties, the Company recorded income tax expense of $0.2 million in each of the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, the total interest and penalties accrued was $0.5 million and $0.3 million, respectively.

The total uncertain tax positions and accrued interest and penalties as of December 31, 2020 and 2019 were $6.1 million and $5.9 million, respectively. The uncertain tax positions and accrued interest and penalties are presented as non-current liabilities, as payments are not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the Consolidated Balance Sheets. The $6.1 million as of December 31, 2020 represents the uncertain tax positions and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. As of December 31, 2020, the Company does not believe that the uncertain tax positions will significantly change within the next 12 months as a result of the settlement of tax audits. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
All federal income tax returns are closed for tax years through 2016. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2016 have been closed.
The following table reconciles uncertain tax positions (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$5,651	$5,787
Decreases for prior year tax positions	—	(120)
Decreases relating to settlements with taxing authorities and other	(81)	(16)
Balance at end of period	$5,570	$5,651

12. (Loss) Earnings Per Share
The Company calculates basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. For the twelve months ended December 31, 2020, due to the net loss attributable to the Company common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate (loss) earnings per share. Because both classes share the same rights in dividends and earnings, (loss) earnings per share (basic and diluted) are the same for both classes.

The following table presents the reconciliation of basic to diluted weighted average common shares (dollars in thousands, except per share data):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(59,719)	$61,257
Basic net (loss) income attributable to common shares	$(59,719)	$61,257
Denominator:
Basic weighted average shares outstanding	20,317	20,131
Basic undistributed net (loss) income per share attributable to common shares	$(2.94)	$3.04

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(59,719)	$61,257
Diluted net (loss) income attributable to common shares	$(59,719)	$61,257
Denominator:
Basic weighted average shares outstanding	20,317	20,131
Effect of dilutive options and restricted stock units	—	153
Diluted weighted average shares outstanding	20,317	20,284
Diluted undistributed net (loss) income per share attributable to common shares	$(2.94)	$3.02

13. Leases
The Company has entered into various lease agreements both as the lessor and lessee. We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. The leases have been classified as either operating or finance leases in accordance with ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, known as "ASC 842") and primarily consist of leases for land, tower space, office space, certain office equipment and vehicles. The Company also has sublease arrangements that provide a nominal amount of income. A right-of-use asset and lease liability have been recorded on the balance sheet for all leases except those with an original lease term of twelve months or less. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As a lessor, we reserve the rights to the underlying assets in our agreements and do not expect to derive any amounts at the end of the lease terms. We have elected the practical expedient under ASC 842 to not separate lease and nonlease components for all classes of underlying assets.
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

The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2020 and 2019 (dollars in thousands):

	Balance Sheet Location	December 31, 2020	December 31, 2019
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$157,568	$143,436
Finance, net of accumulated amortization of $498 and $352 at December 31, 2020 and 2019, respectively	Other assets	496	380
Total Assets		$158,064	$143,816

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$28,121	$34,462
Finance	Accounts payable and accrued liabilities	250	234
Noncurrent
Operating	Operating lease liabilities	129,273	111,184
Finance	Other liabilities	256	146
Total Liabilities		$157,900	$146,026
The following table presents the total lease cost for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Statement of Operations Location	December 31, 2020	December 31, 2019
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$33,439	$37,750
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	348	414
Interest on lease liabilities	Interest expense	40	42
Total Lease Cost		$33,827	$38,206
Total lease income related to our lessor arrangements was $2.1 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively.
Other Supplementary Data
The following tables present other supplementary information for the years ended December 31, 2020 and 2019, respectively (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,051	$22,370
Operating cash flows from finance leases	40	42
Financing cash flows from finance leases	339	414

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$40,506	$22,922

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	8.85	7.99
Finance leases	2.69	2.22
Weighted Average Discount Rate
Operating leases	6.68%	7.45%
Finance leases	6.22%	7.44%
As of December 31, 2020, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2021	$28,106	$253	$28,359
2022	27,577	173	27,750
2023	26,045	61	26,106
2024	22,133	44	22,177
2025	18,972	15	18,987
Thereafter	85,883	—	85,883
Total lease payments	$208,716	$546	$209,262
Less: imputed interest	(51,322)	(40)	(51,362)
Total	$157,394	$506	$157,900

Future minimum payments related to the Company's failed sale-leasebacks as of December 31, 2020 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2021	$13,266	$1,603	$14,869
2022	13,664	1,650	15,314
2023	14,074	1,701	15,775
2024	14,496	1,751	16,247
2025	14,931	301	15,232
Thereafter	171,175	—	171,175
	$241,606	$7,006	$248,612
Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2020 were as follows (dollars in thousands):

Operating Leases
2021	$271
2022	245
2023	242
2024	160
2025	82
Thereafter	119
Total lease receivables	$1,119

14. Commitments and Contingencies
Future Commitments
The radio broadcast industry's principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company's subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $94.6 million as of December 31, 2020 and is expected to be paid in accordance with the agreements through December 2022.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of December 31, 2020, the Company believes that it will meet all such material minimum obligations.
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

In calendar year 2020, the FCC staff advised companies in the radio broadcast industry, including the Company, that it had been conducting an investigation into the timeliness of compliance with political file record keeping obligations by radio stations throughout the industry. The Company engaged in discussions with the FCC staff with respect to this investigation and on July 22, 2020, the FCC adopted a Consent Decree entered into by the Company with respect to such investigation. Under the Consent Decree, the Company agreed to implement a comprehensive compliance plan to ensure future compliance with the FCC's political file rules and to submit periodic compliance reports to the FCC. No fines were imposed on the Company as a result of the investigation, but there is no guarantee that fines will not be imposed in the future with regard to violations occurring during the period that the Consent Decree is in effect.
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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). The Company intends to continue to defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled in 2020 due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction and intends to litigate both the NCAA lawsuit and the Westwood One lawsuit to conclusion. Notwithstanding the foregoing, Westwood One and the NCAA have entered into an agreement granting Westwood One exclusive rights to produce and distribute audio broadcasts of the 2020-21 college basketball season, including the NCAA championship event currently scheduled for April 2021. The Company is currently unable to reasonably estimate what effect the ultimate outcome of this litigation might have, if any, on its financial position, results of operations or cash flows.

The Company currently is, and expects that from time to time in the future it will be, party to, or a defendant in, various other claims or lawsuits (the "Other Claims") that are generally incidental to its business. The Company expects that it will vigorously contest any Other Claims and, although we are unable to reasonably estimate what effect the ultimate resolution of any known Other Claims might have, the Company does not believe that the ultimate resolution of any known Other Claims would have a material adverse effect on the Company's financial position, results of operations or cash flows.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
December 31, 2020	$5,197	$7,776	$(6,228)	$6,745
December 31, 2019	$5,313	$4,077	$(4,193)	$5,197

S-1