Form 10-Q
period 2021-03-31
CUMULUS MEDIA INC
filed 2021-05-05
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of April 29, 2021, the registrant had 20,445,622 outstanding shares of common stock consisting of: (i) 18,361,871 shares of Class A common stock; (ii) 2,083,751 shares of Class B common stock, and no warrants issued and outstanding. In addition, the registrant had 22,154 Series 1 warrants authorized to be issued.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands (except for share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$293,806	$271,761
Accounts receivable, less allowance for doubtful accounts of $5,820 and $6,745 at March 31, 2021 and December 31, 2020, respectively	164,122	201,275
Trade receivable	2,633	1,986
Prepaid expenses and other current assets	34,095	27,942
Total current assets	494,656	502,964
Property and equipment, net	203,964	208,692
Operating lease right-of-use assets	154,214	157,568
Broadcast licenses	824,844	825,590
Other intangible assets, net	139,446	144,387
Deferred income tax assets	12,498	7,779
Other assets	12,646	12,758
Total assets	$1,842,268	$1,859,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,086	$94,128
Current portion of operating lease liabilities	27,987	28,121
Trade payable	1,426	1,537
Current portion of term loan due 2026	5,250	5,250
Total current liabilities	136,749	129,036
2020 revolving credit facility	60,000	60,000
Term loan due 2026, net of debt issuance costs of $3,684 and $3,850 at March 31, 2021 and December 31, 2020, respectively	459,165	460,311
6.75% senior notes, net of debt issuance costs of $5,280 and $5,486 at March 31, 2021 and December 31, 2020, respectively	447,556	447,350
Operating lease liabilities	126,579	129,273
Financing liabilities, net	220,729	222,802
Other liabilities	15,074	13,375
Total liabilities	1,465,852	1,462,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 18,535,604 and 18,135,956 shares issued; 18,327,716 and 17,961,734 shares outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,117,906 and 2,416,253 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost, 207,888 and 174,222 shares at March 31, 2021 and December 31, 2020, respectively	(2,729)	(2,414)
Additional paid-in-capital	338,099	337,042
Retained earnings	41,046	62,963
Total stockholders’ equity	376,416	397,591
Total liabilities and stockholders’ equity	$1,842,268	$1,859,738
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended
	March 31, 2021	March 31, 2020
Net revenue	$201,728	$227,914
Operating expenses:
Content costs	90,148	88,566
Selling, general and administrative expenses	90,098	103,627
Depreciation and amortization	13,410	12,790
Local marketing agreement fees	496	1,047
Corporate expenses	16,438	11,809
(Gain) loss on sale or disposal of assets or stations	(283)	1,816
Total operating expenses	210,307	219,655
Operating (loss) income	(8,579)	8,259
Non-operating expense:
Interest expense	(17,549)	(17,159)
Other expense, net	(138)	—
Total non-operating expense, net	(17,687)	(17,159)
Loss before income taxes	(26,266)	(8,900)
Income tax benefit	4,349	1,549
Net loss	$(21,917)	$(7,351)
Basic and diluted loss per common share (see Note 8, "Loss Per Share"):
Basic: Loss per share	$(1.07)	$(0.36)
Diluted: Loss per share	$(1.07)	$(0.36)
Weighted average basic common shares outstanding	20,419,450	20,225,074
Weighted average diluted common shares outstanding	20,419,450	20,225,074

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the three months ended March 31, 2021 and 2020
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net loss	—	—	—	—	—	—	—	(21,917)	(21,917)
Shares returned in lieu of tax payments	—	—	—	—	33,666	(315)	—	—	(315)
Conversion of Class B common stock	298,347	—	(298,347)	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—
Issuance of common stock	67,635	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,057	—	1,057
Balance at March 31, 2021	18,327,716	$—	2,117,906	$—	207,888	$(2,729)	$338,099	$41,046	$376,416

Balance at December 31, 2019	15,681,439	—	1,926,848	—	68,658	(1,171)	333,705	122,682	455,216
Net loss	—	—	—	—	—	—	—	(7,351)	(7,351)
Shares returned in lieu of tax payments	—	—	—	—	75,493	(1,072)	—	—	(1,072)
Conversion of Class B common stock	38,563	—	(38,563)	—	—	—	—	—	—
Exercise of warrants	121,114	—	—	—	—	—	—	—	—
Issuance of common stock	112,569	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	719	—	719
Balance at March 31, 2020	15,953,685	$—	1,888,285	$—	144,151	$(2,243)	$334,424	$115,331	$447,512
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(21,917)	$(7,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,410	12,790
Amortization of right of use assets	4,835	2,216
Amortization and write-off of debt issuance costs	494	1,103
Provision for doubtful accounts	(1,078)	1,093
(Gain) loss on sale or disposal of assets or stations	(283)	1,816
Deferred income taxes	(4,719)	5,561
Stock-based compensation expense	1,057	719
Non-cash interest expense on financing liabilities	996	193
Non-cash imputed rental income	(1,109)	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	38,231	37,083
Trade receivable	(647)	(989)
Prepaid expenses and other current assets	(6,094)	(11,732)
Operating leases, net	(4,511)	6,623
Other assets	(118)	(3,510)
Accounts payable and accrued expenses	7,416	(19,822)
Trade payable	(111)	124
Other liabilities	94	(1,701)
Net cash provided by operating activities	25,946	24,216
Cash flows from investing activities:
Proceeds from sale of assets or stations	—	12,000
Capital expenditures	(2,890)	(3,108)
Net cash (used in) provided by investing activities	(2,890)	8,892
Cash flows from financing activities:
Repayment of borrowings under term loan	(1,313)	(1,313)
Proceeds from PPP loans	1,681	—
Borrowings under the 2020 revolving credit facility	—	60,000
Financing costs	—	(431)
Shares returned in lieu of tax payments	(315)	(1,072)
Repayments of financing liabilities	(989)	(88)
Repayments of finance lease obligations	(75)	(88)
Net cash (used in) provided by financing activities	(1,011)	57,008
Increase in cash and cash equivalents and restricted cash	22,045	90,116
Cash and cash equivalents and restricted cash at beginning of period	271,761	17,007
Cash and cash equivalents and restricted cash at end of period	$293,806	$107,123
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Business, Interim Financial Data and Basis of Presentation
Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, "CUMULUS MEDIA," "we," "us," "our," or the "Company") is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that had been organized in 2002.
Nature of Business
CUMULUS MEDIA is a leading audio-first media and entertainment company delivering premium content to over a quarter billion people every month - wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 415 owned-and-operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across nearly 7,300 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through on-air and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2020, was derived from the Company’s audited financial statements as of December 31, 2020, and our accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2021 and for the periods ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended March 31, 2021, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the three months ended March 31, 2021 and 2020, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.

Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. As of March 31, 2021 and December 31, 2020, the amount of assets held for sale was not material.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental disclosures of cash flow information:
Interest paid	$8,610	$7,192
Income taxes paid (refunded)	9	(122)
Supplemental disclosures of non-cash flow information:
Trade revenue	$10,293	$9,098
Trade expense	9,534	8,081
Noncash principal change in financing liabilities	(16)	203
Reconciliation of cash and cash equivalents and restricted cash to the unaudited Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$293,806	$105,728
Restricted cash	—	1,395
Total cash and cash equivalents and restricted cash	$293,806	$107,123
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
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Advertising revenues	$196,436	$224,540
Non-advertising revenues	5,292	3,374
Total revenue	$201,728	$227,914

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
Non-Advertising Revenues
Non-advertising revenue does not constitute a material portion of the Company's revenue and primarily consists of licensing content, and to a lesser degree, imputed tower rental income and satellite rental income.
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
Trade and barter expense is recorded when goods or services are consumed. For the three months ended March 31, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $10.3 million and $9.1 million, respectively; and (2) trade and barter expenses of $9.5 million and $8.1 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, the Company recorded an asset of approximately $5.4 million and $5.8 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002
Assets held for sale	(732)	(5)	—	—	(5)	(4)	(746)
Dispositions	(14)	—	—	—	—	—	(14)
Balance as of March 31, 2021	$824,844	$19,755	$130,000	$32,000	$13,587	$11,056	$1,031,242

Accumulated Amortization
Balance as of December 31, 2020	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Amortization Expense	—	—	(2,955)	(1,600)	(377)	—	(4,932)
Assets held for sale	—	—	—	—	1	4	5
Balance as of March 31, 2021	$—	$—	$(33,485)	$(18,133)	$(4,278)	$(11,056)	$(66,952)
Net Book Value as of March 31, 2021	$824,844	$19,755	$96,515	$13,867	$9,309	$—	$964,290
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2021. We will continue to monitor changes in economic and market conditions related to COVID-19 and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.
4. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Term Loan due 2026	$468,099	$469,411
Less: current portion of Term Loan due 2026	(5,250)	(5,250)
6.75% Senior Notes	452,836	452,836
2020 Revolving Credit Facility	60,000	60,000
Less: Total unamortized debt issuance costs	(8,964)	(9,336)
Long-term debt, net	$966,721	$967,661
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

Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of March 31, 2021, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. The maturity date of the Term Loan due 2026 is March 26, 2026.
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. On August 7, 2020, the Company entered into an agreement with Vertical Bridge REIT, LLC, for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"). On September 30, 2020, pursuant to the Term Loan due 2026, the Company was required to pay down at closing of the Tower Sale $49.0 million. As a result of the pay down, the Company wrote-off approximately $0.4 million of debt issuance costs related to the Term Loan due 2026. As of March 31, 2021, we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
The issuance of the 2020 Revolving Credit Agreement was evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition, to determine whether the refinance transaction should be accounted for as a debt modification or extinguishment of the 2018 Revolving Credit Agreement. The Company expensed approximately $0.6 million of unamortized debt issuance costs related to the exiting lender from the Revolving Credit Agreement. Costs incurred with third parties for issuance of the 2020 Revolving Credit Agreement totaled approximately $0.4 million and were capitalized and will be amortized over the term of the 2020 Revolving Credit Agreement.
As of March 31, 2021, $64.3 million was outstanding under the 2020 Revolving Credit Facility, including letters of credit. As of March 31, 2021, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
On November 3, 2020, the Company completed a tender offer (the "Tender Offer") pursuant to which it accepted and cancelled $47.2 million in aggregate principal amount of the 6.75% Notes as a result of the Tower Sale. As a result of the Tender Offer, the Company wrote-off approximately $0.6 million of debt issuance costs related to the 6.75% Notes.
As of March 31, 2021, the Issuer was in compliance with all required covenants under the Indenture.
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	March 31, 2021	December 31, 2020
Term Loan due 2026:
Gross value	$468,099	$469,411
Fair value - Level 2	461,078	460,023
6.75% Senior Notes:
Gross value	$452,836	$452,836
Fair value - Level 2	459,629	464,157
As of March 31, 2021, the Company used trading prices from a third party of 98.5% and 101.5% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2020, the Company used trading prices from a third party of 98.0% and 102.5% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The fair value of the Company's 2020 Revolving Credit Facility as of March 31, 2021 and December 31, 2020 approximates its carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy.
6. Income Taxes
For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.3 million on pre-tax book loss of $26.3 million, resulting in an effective tax rate of approximately 16.6%. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million on pre-tax book loss of $8.9 million, resulting in an effective tax rate of approximately 17.4%.
The differences between the effective tax rates and the federal statutory rates of 21.0% for the three month periods ended March 31, 2021 and 2020, primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of March 31, 2021, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.

As of March 31, 2021, the Company had 20,653,510 aggregate issued shares of common stock, and 20,445,622 outstanding shares consisting of: (i) 18,535,604 issued shares and 18,327,716 outstanding shares designated as Class A common stock; and (ii) 2,117,906 issued and outstanding shares designated as Class B common stock.
Shareholder Rights Plan
On May 20, 2020, our Board adopted a rights plan and declared a dividend of (a) one Class A right (a "Class A Right") in respect of each share of the Company's Class A common stock, par value $0.0000001 per share (the "Class A Common Shares"), (b) one Class B right (a "Class B Right") in respect of each share of the Company's Class B common stock, par value $0.0000001 per share (the "Class B Common Shares" and together with the Class A Common Shares, the "Common Shares"), (c) one Series 1 warrant right (a "Series 1 Warrant Right") in respect of each of the Company's Series 1 warrants (the "Series 1 Warrants"), and (d) one Series 2 warrant right (a "Series 2 Warrant Right," and together with the Class A Rights, the Class B Rights and the Series 1 Warrant Rights, the "Rights") in respect of each of the Company's Series 2 warrants (the "Series 2 Warrants," and together with the Series 1 Warrants, the "Warrants"). The dividend distribution was made on June 1, 2020 to the Company's stockholders and Warrant holders of record on that date. The Rights were not initially exercisable and traded with the shares of the Company’s common stock. The Rights expired, with no rights having become exercisable, in accordance with their terms at the close of business on April 30, 2021.
8. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. For the three months ended March 31, 2021, due to the net loss attributable to the Company common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
    The following table presents the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(21,917)	$(7,351)
Basic net loss attributable to common shares	$(21,917)	$(7,351)
Denominator:
Basic weighted average shares outstanding	20,419	20,225
Basic undistributed net loss per share attributable to common shares	$(1.07)	$(0.36)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(21,917)	$(7,351)
Diluted net loss attributable to common shares	$(21,917)	$(7,351)
Denominator:
Basic weighted average shares outstanding	20,419	20,225
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	20,419	20,225
Diluted undistributed net loss per share attributable to common shares	$(1.07)	$(0.36)

9. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $82.9 million as of March 31, 2021 and is expected to be paid in accordance with the agreements through December 2022.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of March 31, 2021, the Company believes that it will meet all such material minimum obligations.
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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. The Company intends to continue to defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled in 2020 due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction and intends to litigate both the NCAA lawsuit and the Westwood One lawsuit to conclusion. Notwithstanding the foregoing, Westwood One and the NCAA have entered into an agreement granting Westwood One exclusive rights to produce and distribute audio broadcasts of the 2020-21 college basketball season, including the April 2021 NCAA championship event. The Company is currently unable to reasonably estimate what effect the ultimate outcome of this litigation might have, if any, on its financial position, results of operations or cash flows.
10. Subsequent Events
Paycheck Protection Program
On April 1, 2021, certain subsidiaries of the Company received unsecured loans in an aggregate principal amount of $18.3 million under the Paycheck Protection Program (or "PPP") evidenced by promissory notes with Fifth Third Bank. Together with previous unsecured loans funded under the PPP during the first quarter of 2021, certain subsidiaries of the Company have received unsecured loans under the PPP in an aggregate principal amount of $20 million. PPP Loans received prior to April 1, 2021 are recorded within Other liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2021. Those loans (the "PPP Loans"), which provided additional liquidity for the Company’s subsidiaries, have various maturity dates through April 1, 2026 and accrue interest at an annual rate of 1.0%. The promissory notes evidencing the PPP Loans contain customary events of default relating to, among other things, payment defaults and provisions of the promissory notes. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria. The Small Business Administration (the "SBA") continues to issue guidance surrounding the criteria for loan forgiveness, and although the Company intends to use the proceeds from the PPP Loans for qualified expenses and to apply for forgiveness, there can be no assurance whether such applications for forgiveness will be approved by the SBA.
Shareholder Rights Plan
The Rights expired, with no rights having become exercisable, in accordance with their terms at the close of business on April 30, 2021. For more information on the Rights, see Note 7, "Stockholders’ Equity."
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2020 Form 10-K and elsewhere in this report, and those described from time to time in other reports filed with the SEC from time to time. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2020 Form 10-K.
Recent Events and Company Outlook
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Beginning in the second half of March, revenue trends began to weaken when compared to the prior year, which continued throughout 2020 and the first quarter of 2021. While we expect second quarter 2021 revenue to increase over the same 2020 period, consolidated revenue continues to be negatively impacted when compared to pre-COVID-19 results.
As a result of the COVID-19 pandemic, we experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events in 2020, which had an adverse impact on our financial and operating results. While these events have mostly returned in 2021, our financial and operating results may continue to be impacted as a result of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that have been or may be imposed in response to the on-going pandemic.
Our businesses could also continue to be impacted by the disruptions from COVID-19 and resulting adverse changes in advertising customers and consumer behavior. Our sales teams are focused on how to meet changing needs of our customers in this environment.
The impact of COVID-19 on the capital markets could impact our ability and cost to borrow under our existing or future financing arrangements. There are certain limitations on our ability to mitigate the adverse financial impact of these items, including the fixed costs of our businesses. COVID-19 also makes it more challenging for management to estimate future performance of our businesses, particularly over the near to medium term.
Since March 2020, most of our employees have been working from home, with only certain essential employees working on site at our radio stations. For employees working at our radio stations, we have instituted social distancing protocols, increased the level of cleaning and sanitizing in those stations and undertaken other actions to make these stations safer for our employees. We have also substantially reduced employee travel to only essential business needs. As part of our business continuity plans, we are generally following the requirements and protocols published by the U.S. Centers for Disease Control and the World Health Organization, and state and local governments, and we continue to monitor the latest public health and government guidance related to COVID-19, including vaccine availability to our employees. As of the date of this filing, we do not believe these safety protocols have adversely impacted our internal controls, financial reporting systems or our operations.
As a response to the ongoing COVID-19 pandemic, we implemented plans to manage our costs. We have significantly limited the addition of third party contracted services, limited all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. We also temporarily stopped the Company matching of 401(k) and Health Savings Account contributions, but will reinstate matching effective May 1, 2021. We will continue to monitor the ongoing COVID-19 pandemic and will consider additional cost management actions as deemed necessary.
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
Impact of COVID-19 Relief Measures
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act (collectively, the "COVID-19 Relief Measures") were enacted in response to the COVID-19 pandemic. The COVID-19 Relief

Measures and related notices include several significant provisions, including delaying certain payroll tax payments and providing eligibility for loans under the Paycheck Protection Program (or "PPP") for public broadcasting entities meeting specified requirements. Certain subsidiaries of the Company have executed promissory notes with Fifth Third Bank evidencing unsecured loans in an aggregate principal amount of $20 million under the PPP. Of the $20 million, approximately $1.7 million was received prior to or on March 31, 2021 and the balance was received on April 1, 2021. Those loans (the "PPP Loans"), which provided additional liquidity for certain of the Company’s subsidiaries, have various maturity dates through April 1, 2026 and accrue interest at an annual rate of 1.0%. The promissory notes evidencing the PPP Loans contain customary events of default relating to, among other things, payment defaults and provisions of the promissory notes. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria. The Small Business Administration (the "SBA") continues to issue guidance surrounding the criteria for loan forgiveness, and although the Company intends to use the proceeds from the PPP Loans for qualified expenses and to apply for forgiveness, there can be no assurance whether such applications for forgiveness will be approved by the SBA.
Other than as outlined above, we do not currently expect the COVID-19 Relief Measures to have a material impact on our financial results or on our liquidity. We will continue to monitor and assess the impact the COVID-19 Relief Measures may have on our business and financial results.
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
In determining Adjusted EBITDA, we exclude the following from net loss: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, local marketing agreement fees, restructuring costs, expenses relating to acquisitions and divestitures, non-routine legal expenses incurred in connection with certain litigation matters, and non-cash impairments of assets, if any.
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
Adjusted EBITDA should not be considered in isolation or as a substitute for net loss, operating (loss) income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.

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

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	2021 vs 2020 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$201,728	$227,914	$(26,186)	(11.5)%
Content costs	90,148	88,566	1,582	1.8%
Selling, general and administrative expenses	90,098	103,627	(13,529)	(13.1)%
Depreciation and amortization	13,410	12,790	620	4.8%
Local marketing agreement fees	496	1,047	(551)	(52.6)%
Corporate expenses	16,438	11,809	4,629	39.2%
(Gain) loss on sale or disposal of assets or stations	(283)	1,816	(2,099)	N/A
Operating (loss) income	(8,579)	8,259	(16,838)	N/A
Interest expense	(17,549)	(17,159)	(390)	2.3%
Other expense, net	(138)	—	(138)	N/A
Loss before income taxes	(26,266)	(8,900)	(17,366)	N/A
Income tax benefit	4,349	1,549	2,800	N/A
Net loss	$(21,917)	$(7,351)	$(14,566)	N/A
KEY FINANCIAL METRIC:
Adjusted EBITDA	$8,932	$27,725	$(18,793)	(67.8)%

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
Net Revenue
Net revenue for the three months ended March 31, 2021 compared to net revenue for the three months ended March 31, 2020 decreased as broadcast advertising revenue continued to be negatively impacted by COVID-19 and lower political revenue resulted from election cycle seasonality. These reductions were partially offset by increased digital revenue, driven by growth in podcasting and streaming, and higher trade revenue primarily related to the return of sporting events in 2021 that were canceled or postponed in 2020 because of COVID-19.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended March 31, 2021 compared to content costs for the three months ended March 31, 2020 increased primarily as a result of broadcast rights fees associated with the return of sporting events in 2021, which was mostly offset by lower personnel costs, both internally and externally, related to cost-saving actions and station dispositions, lower spend on third-party station inventory and a reduction in our music licensing fees attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended March 31, 2021 compared to selling, general and administrative expenses for the three months ended March 31, 2020 decreased primarily as result of a reduction in personnel costs related to cost mitigation efforts and station dispositions, declines in local and national commissions due to lower broadcast revenue, lower bad debt expense and a decrease in bank fees. These reductions were partially offset by higher incentive accruals based on Company performance.

Depreciation and Amortization
Depreciation expense for the three months ended March 31, 2021 as compared to depreciation expense for the three months ended March 31, 2020 increased as a result of additional fixed assets placed into service. Amortization expense remained consistent period over period.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended March 31, 2021 compared to LMA fees for the three months ended March 31, 2020 decreased as the Company ceased programming for KESN-FM under the LMA agreement which ended in October 2020.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended March 31, 2021 compared to corporate expenses for the three months ended March 31, 2020 increased primarily as a result of higher personnel costs, including incentive and stock-based compensation expense driven by Company performance, and higher legal fees. These increases were partially offset by lower restructuring expense.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended March 31, 2021 of $0.3 million was primarily driven by a gain on fixed asset dispositions.
The loss on sale or disposal of assets or stations for the three months ended March 31, 2020 of $1.8 million was primarily due to the sale of WABC and fixed asset dispositions.
Interest Expense
Total interest expense for the three months ended March 31, 2021 increased as compared to the total interest expense for the three months ended March 31, 2020. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change
Term Loan due 2026	$5,512	$7,181	$(1,669)
6.75% Senior Notes	7,642	8,438	(796)
2020 Revolving Credit Facility	188	47	141
Financing liabilities	3,578	126	3,452
Other, including debt issuance cost amortization and write-off	629	1,367	(738)
Interest expense	$17,549	$17,159	$390
Income Tax Expense
For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.3 million on pre-tax book loss of $26.3 million, resulting in an effective tax rate of approximately 16.6%. For the three months ended March 31, 2020, the Company recorded an income tax benefit of $1.5 million on pre-tax book loss of $8.9 million, resulting in an effective tax rate of approximately 17.4%.
The differences between the effective tax rates and the federal statutory rates of 21.0% for the three month periods ended March 31, 2021 and 2020, primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2021 compared to the Adjusted EBITDA for the three months ended March 31, 2020 decreased.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
GAAP net loss	$(21,917)	$(7,351)
Income tax benefit	(4,349)	(1,549)
Non-operating expenses, including net interest expense	17,687	17,159
Local marketing agreement fees	496	1,047
Depreciation and amortization	13,410	12,790
Stock-based compensation expense	1,057	719
(Gain) loss on sale or disposal of assets or stations	(283)	1,816
Restructuring costs	1,579	2,920
Non-routine legal expenses	1,028	—
Franchise taxes	224	174
Adjusted EBITDA	$8,932	$27,725
Liquidity and Capital Resources
As of March 31, 2021, we had $293.8 million of cash and cash equivalents. The Company generated cash from operating activities of $25.9 million and $24.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets, sale of the DC Land, $60 million draw under our 2020 Revolving Credit Facility and the approval and funding of the PPP Loans, will help us manage our business and anticipated liquidity needs.
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

Refinanced Credit Agreement
On September 26, 2019, we entered into a Refinanced Credit Agreement to refinance the principal balance outstanding on the Term Loan due 2022. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility pursuant to the 2020 Revolving Credit Agreement, and replaced our 2018 Revolving Credit Agreement. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.
Cash Flows Provided by Operating Activities

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Dollars in thousands)
Net cash provided by operating activities	$25,946	$24,216
Net cash provided by operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 increased slightly as a result of payment timing of accounts payable and accrued expenses, which was mostly offset by net decreases in non-cash items.
Cash Flows (Used in) Provided by Investing Activities

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Dollars in thousands)
Net cash (used in) provided by investing activities	$(2,890)	$8,892
Net cash used in investing activities for the three months ended March 31, 2021 relates to capital expenditures.
For the three months ended March 31, 2020, net cash used in investing activities relates to the proceeds received from the sale of WABC partially offset by capital expenditures.
Cash Flows (Used in) Provided by Financing Activities

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(Dollars in thousands)
Net cash (used in) provided by financing activities	$(1,011)	$57,008
For the three months ended March 31, 2021, net cash used in financing activities primarily relates to the principal payment of the term loan and repayments of financing obligations partially offset by the proceeds received from the PPP loans.
For the three months ended March 31, 2020, net cash provided by financing activities primarily reflects $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2021.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. The Company intends to continue to defend the case vigorously. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled in 2020 due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction and intends to litigate both the NCAA lawsuit and the Westwood One lawsuit to conclusion. Notwithstanding the foregoing, Westwood One and the NCAA have entered into an agreement granting Westwood One exclusive rights to produce and distribute audio broadcasts of the 2020-21 college basketball season, including the April 2021 NCAA championship event. The Company is currently unable to reasonably estimate what effect the ultimate outcome of this litigation might have, if any, on its financial position, results of operations or cash flows.

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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2020 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

May 5, 2021	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer