Form 10-Q
period 2021-06-30
CUMULUS MEDIA INC
filed 2021-08-04
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of July 28, 2021, the registrant had 20,485,795 outstanding shares of common stock consisting of: (i) 18,445,643 shares of Class A common stock; (ii) 2,040,152 shares of Class B common stock, and no warrants issued and outstanding. In addition, the registrant had 22,154 Series 1 warrants authorized to be issued.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$124,978	$271,761
Accounts receivable, less allowance for doubtful accounts of $5,867 and $6,745 at June 30, 2021 and December 31, 2020, respectively	179,562	201,275
Trade receivable	2,600	1,986
Assets held for sale	12,962	—
Prepaid expenses and other current assets	32,521	27,942
Total current assets	352,623	502,964
Property and equipment, net	192,776	208,692
Operating lease right-of-use assets	151,840	157,568
Broadcast licenses	824,164	825,590
Other intangible assets, net	134,514	144,387
Deferred income tax assets	11,734	7,779
Other assets	8,655	12,758
Total assets	$1,676,306	$1,859,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$93,928	$94,128
Current portion of operating lease liabilities	28,053	28,121
Trade payable	1,860	1,537
Current portion of term loan due 2026	—	5,250
Total current liabilities	123,841	129,036
2020 revolving credit facility	—	60,000
Paycheck Protection Program ("PPP") loans	20,000	—
Term loan due 2026, net of debt issuance costs of $2,654 and $3,850 at June 30, 2021 and December 31, 2020, respectively	353,586	460,311
6.75% senior notes, net of debt issuance costs of $5,035 and $5,486 at June 30, 2021 and December 31, 2020, respectively	444,660	447,350
Operating lease liabilities	126,006	129,273
Financing liabilities, net	222,253	222,802
Other liabilities	14,285	13,375
Total liabilities	1,304,631	1,462,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 18,672,302 and 18,135,956 shares issued; 18,445,643 and 17,961,734 shares outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,040,152 and 2,416,253 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost, 226,659 and 174,222 shares at June 30, 2021 and December 31, 2020, respectively	(2,937)	(2,414)
Additional paid-in-capital	339,457	337,042
Retained earnings	35,155	62,963
Total stockholders’ equity	371,675	397,591
Total liabilities and stockholders’ equity	$1,676,306	$1,859,738
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenue	$224,718	$146,022	$426,446	$373,936
Operating expenses:
Content costs	82,882	65,725	173,030	154,291
Selling, general and administrative expenses	93,063	79,904	183,161	183,531
Depreciation and amortization	13,163	13,122	26,573	25,912
Local marketing agreement fees	193	1,006	689	2,053
Corporate expenses	22,971	10,331	39,409	22,139
(Gain) loss on sale or disposal of assets or stations	(179)	3,767	(462)	5,583
Impairment of intangible assets	—	4,509	—	4,509
Total operating expenses	212,093	178,364	422,400	398,018
Operating income (loss)	12,625	(32,342)	4,046	(24,082)
Non-operating expense:
Interest expense	(18,091)	(15,888)	(35,640)	(33,047)
Other income (expense), net	314	(59)	174	(60)
Total non-operating expense, net	(17,777)	(15,947)	(35,466)	(33,107)
Loss before income taxes	(5,152)	(48,289)	(31,420)	(57,189)
Income tax (expense) benefit	(739)	11,973	3,611	13,522
Net loss	$(5,891)	$(36,316)	$(27,809)	$(43,667)
Basic and diluted loss per common share (see Note 8, "Loss Per Share"):
Basic: Loss per share	$(0.29)	$(1.79)	$(1.36)	$(2.15)
Diluted: Loss per share	$(0.29)	$(1.79)	$(1.36)	$(2.15)
Weighted average basic common shares outstanding	20,475,348	20,332,970	20,447,553	20,279,022
Weighted average diluted common shares outstanding	20,475,348	20,332,970	20,447,553	20,279,022

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the six months ended June 30, 2021 and 2020
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net loss	—	—	—	—	—	—	—	(21,917)	(21,917)
Shares returned in lieu of tax payments	—	—	—	—	33,666	(315)	—	—	(315)
Conversion of Class B common stock	298,347	—	(298,347)	—	—	—	—	—	—
Issuance of common stock	67,635	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,057	—	1,057
Balance at March 31, 2021	18,327,716	$—	2,117,906	$—	207,888	$(2,729)	$338,099	$41,046	$376,416
Net loss	—	—	—	—	—	—	—	(5,891)	(5,891)
Shares returned in lieu of tax payments	—	—	—	—	18,771	(208)	—	—	(208)
Conversion of Class B common stock	77,754	—	(77,754)	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	—
Issuance of common stock	40,173	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,358	—	1,358
Balance at June 30, 2021	18,445,643	$—	2,040,152	$—	226,659	$(2,937)	$339,457	$35,155	$371,675

Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658	$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—	—	—	(7,351)	(7,351)
Shares returned in lieu of tax payments	—	—	—	—	75,493	(1,072)	—	—	(1,072)
Conversion of Class B common stock	38,563	—	(38,563)	—	—	—	—	—	—
Exercise of warrants	121,114	—	—	—	—	—	—	—	—
Issuance of common stock	112,569	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	719	—	719
Balance at March 31, 2020	15,953,685	$—	1,888,285	$—	144,151	$(2,243)	$334,424	$115,331	$447,512
Net loss	—	—	—	—	—	—	—	(36,316)	(36,316)
Shares returned in lieu of tax payments	—	—	—	—	30,071	(171)	—	—	(171)
Exercise of warrants	1,723,253	—	686,315	—	—	—	—	—	—
Issuance of common stock	66,476	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	985	—	985
Balance at June 30, 2020	17,743,414	$—	2,574,600	$—	174,222	$(2,414)	$335,409	$79,015	$412,010
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(27,809)	$(43,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,573	25,912
Amortization of right of use assets	9,518	6,809
Amortization and write-off of debt issuance costs	1,889	1,541
Provision for doubtful accounts	(1,296)	3,702
(Gain) loss on sale or disposal of assets or stations	(462)	5,583
Impairment of intangible assets	—	4,509
Deferred income taxes	(3,955)	(4,784)
Stock-based compensation expense	2,415	1,704
Non-cash interest expense on financing liabilities	2,008	400
Non-cash imputed rental income	(2,222)	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	23,010	84,866
Trade receivable	(614)	(697)
Prepaid expenses and other current assets	(4,580)	(9,762)
Operating leases, net	(7,055)	9,522
Other assets	3,646	(4,396)
Accounts payable and accrued expenses	(977)	(33,468)
Trade payable	323	115
Other liabilities	279	4,100
Net cash provided by operating activities	20,691	51,989
Cash flows from investing activities:
Proceeds from sale of assets or stations	91	78,333
Proceeds from insurance reimbursement	750	—
Capital expenditures	(11,971)	(5,575)
Net cash (used in) provided by investing activities	(11,130)	72,758
Cash flows from financing activities:
Repayment of borrowings under term loan	(113,171)	(2,626)
Repayments of borrowings under 6.75% senior notes	(3,141)	—
Repayments of borrowings under the 2020 revolving credit facility	(60,000)	—
Proceeds from PPP loans	20,000	—
Borrowings under the 2020 revolving credit facility	—	60,000
Financing costs	—	(444)
Shares returned in lieu of tax payments	(523)	(1,243)
Transaction costs for financing liability	(7)	—
Proceeds from financing liability	2,635	—
Repayments of financing liabilities	(1,994)	(171)
Repayments of finance lease obligations	(143)	(356)
Net cash (used in) provided by financing activities	(156,344)	55,160
(Decrease) increase in cash and cash equivalents	(146,783)	179,907
Cash and cash equivalents at beginning of period	271,761	17,007
Cash and cash equivalents at end of period	$124,978	$196,914
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
Nature of Business
CUMULUS MEDIA (NASDAQ: CMLS) is a leading media, advertising, and marketing services company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 413 owned-and-operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across nearly 7,300 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the CUMULUS Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2020, was derived from the Company’s audited financial statements as of December 31, 2020, and our accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2021 and for the periods ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended June 30, 2021, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.

Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2021 and 2020, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell.
On June 10, 2021, the Company entered into an agreement to sell certain land, a single-story building and certain related equipment in the Company's Nashville, TN market ("Nashville Sale") to a third party. The transaction closed on August 2, 2021. The assets held for sale financial statement line item of the Company’s Condensed Consolidated Balance Sheet is primarily composed of the Nashville Sale.
As of June 30, 2021, assets held for sale was $13.0 million. As of December 31, 2020, the Company had no assets held for sale.
Tower Sale
The Company completed the final closing with Vertical Bridge REIT, LLC for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale") on June 30, 2021, for net proceeds of $2.6 million. In connection with the Tower Sale, the Company will be entering into individual site leases for the continued use of substantially all of the assets that were included in the Tower Sale. As the terms of the Tower Sale arrangement contain a repurchase option, the leaseback was not accounted for as a sale. The carrying amount of the leased back assets will remain on the Company's books and continue to be depreciated over their remaining useful lives. The proceeds received for the leased back assets have been recorded as a financing liability.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental disclosures of cash flow information:
Interest paid	$31,876	$30,598
Income taxes paid (refunded)	5,480	(202)
Supplemental disclosures of non-cash flow information:
Trade revenue	$18,777	$14,921
Trade expense	18,479	14,172
Noncash principal change in financing liabilities	(22)	410
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
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Advertising revenues	$220,764	$142,873
Non-advertising revenues	3,954	3,149
Total revenue	$224,718	$146,022

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Advertising revenues	$417,200	$367,413
Non-advertising revenues	9,246	6,523
Total revenue	$426,446	$373,936
Advertising Revenues
Substantially all of the Company's revenues are from advertising, primarily generated through (i) the sale of broadcast radio advertising time and advertising and promotional opportunities across digital audio networks to local, regional, national and network advertisers and (ii) remote/event revenue. The Company considers each advertising element a separate contract, and thus a separate performance obligation, as a result of both the customer's and the Company's respective ability to stop transferring promised goods or services during the contract term without notice or penalty. As a result, revenue associated with these contracts is recognized at the time advertising or other services, for example hosting an event, are delivered.
The Company's payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is generally not significant. There are no further obligations for returns, refunds or similar obligations related to the contracts. The Company records deferred revenues when cash payments, including amounts which are refundable, are received in advance of performance.
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
Trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $8.5 million and $5.8 million, respectively; and (2) trade and barter expenses of $8.9 million and $6.1 million, respectively. For the six months ended June 30, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $18.8 million, and $14.9 million, respectively; and (2) trade and barter expenses of $18.5 million, and $14.2 million, respectively.

Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, the Company recorded an asset of approximately $5.7 million and $5.8 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002
Assets held for sale	(680)	—	—	—	—	—	(680)
Dispositions	(746)	(5)	—	—	(5)	(4)	(760)
Balance as of June 30, 2021	$824,164	$19,755	$130,000	$32,000	$13,587	$11,056	$1,030,562

Accumulated Amortization
Balance as of December 31, 2020	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Amortization Expense	—	—	(5,909)	(3,200)	(755)	—	(9,864)
Dispositions	—	—	—	—	1	4	5
Balance as of June 30, 2021	$—	$—	$(36,439)	$(19,733)	$(4,656)	$(11,056)	$(71,884)
Net Book Value as of June 30, 2021	$824,164	$19,755	$93,561	$12,267	$8,931	$—	$958,678
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended June 30, 2021. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021	December 31, 2020
Term Loan due 2026	$356,240	$469,411
Less: current portion of Term Loan due 2026	—	(5,250)
6.75% Senior Notes	449,695	452,836
2020 Revolving Credit Facility	—	60,000
PPP Loans	20,000	—
Less: Total unamortized debt issuance costs	(7,689)	(9,336)
Long-term debt, net	$818,246	$967,661
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of June 30, 2021, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
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
The Company was also required by the provisions of the Term Loan due 2026 to prepay any remaining amounts of the net proceeds from the Tower Sale and the Company's previously announced sale of land in Bethesda, MD, in June 2020 (the "Land Sale" and, together with the Tower Sale, the "Sale") not reinvested in accordance with the Term Loan. On May 25, 2021, the Company repaid approximately $89 million of its Term Loan due 2026 related to this mandatory prepayment obligation. Approximately $65 million of the prepayment related to the Land Sale and approximately $23 million of the prepayment related to the Tower Sale. Additionally, as a result of the expiration of the May 2021 Tender Offer (as defined below), the Company applied the untendered amount of approximately $23 million towards an incremental prepayment of the Term Loan due 2026. In conjunction with the prepayments, the Company wrote-off approximately $0.9 million of debt issuance costs related to the Term Loan due 2026. As of June 30, 2021, the Company had approximately $356 million outstanding under its Term Loan due 2026.
As of June 30, 2021, we were in compliance with all required covenants under the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the “Borrowers”), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the “2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. The 2020 Revolving Credit Facility refinances and replaces the Company’s 2018 Revolving Credit Agreement entered into pursuant to that certain Credit Agreement dated as of August 17, 2018, by and among Holdings, the Borrowers, Intermediate Holdings and certain lenders and Deutsche Bank AG New York Branch, as a lender and Administrative Agent.
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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of June 30, 2021, $4.3 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of June 30, 2021, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, Holdings (the "Issuer"), and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes"). The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan due 2022. In conjunction with the issuance of the 6.75% Senior Notes, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the 6.75% Senior Notes.
On November 3, 2020, the Company completed a tender offer (the "November 2020 Tender Offer") pursuant to which it accepted and cancelled $47.2 million in aggregate principal amount of the 6.75% Notes as a result of the Tower Sale. As a result of the November 2020 Tender Offer, the Company wrote-off approximately $0.6 million of debt issuance costs related to the 6.75% Notes accepted and canceled in the transaction. Pursuant to the terms of the Indenture, the Company made a tender offer (the "May 2021 Tender Offer") with respect to the prorated portion of the remaining net proceeds from the Tower Sale which it determined would not be reinvested by the end of the reinvestment period of approximately $26 million of the 6.75% Notes. On June 23, 2021, the May 2021 Tender Offer expired and approximately $3 million aggregate principal amount of the 6.75% Notes was validly tendered and accepted for cancellation. The Company directed the untendered amount of approximately $23 million towards an additional prepayment of the Term Loan due 2026. As a result of the tender offers, the Company had approximately $450 million of 6.75% Notes outstanding as of June 30, 2021.
As of June 30, 2021, the Issuer was in compliance with all required covenants under the Indenture.
Paycheck Protection Program
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act (collectively, the "COVID-19 Relief Measures") were enacted in response to the COVID-19 pandemic. The COVID-19 Relief Measures and related notices include several significant provisions, including delaying certain payroll tax payments and providing eligibility for loans under the Paycheck Protection Program for public broadcasting entities meeting specified requirements. On April 1, 2021, and in light of the uncertainties that the COVID-19 pandemic continued to present to the Company, the media industry, and the economy, in general, certain subsidiaries of the Company received unsecured loans in an aggregate principal amount of $18.3 million under the Paycheck Protection Program (or "PPP") evidenced by promissory notes with Fifth Third Bank. Together with previous unsecured loans funded under the PPP during the first quarter of 2021, certain subsidiaries of the Company have received unsecured loans under the PPP in an aggregate principal amount of $20 million. PPP

Loans received prior to April 1, 2021 were recorded within Other liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2021. Those loans (the "PPP Loans"), which provided additional liquidity for the Company’s subsidiaries, have various maturity dates through April 1, 2026 and accrue interest at an annual rate of 1.0%. Principal and interest payments will be deferred, with interest accruing, until after the period in which the Company may apply for loan forgiveness pursuant to the PPP. After the deferral period, the Company will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory notes evidencing the PPP Loans contain customary events of default relating to, among other things, payment defaults and provisions of the promissory notes. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria. The Small Business Administration (the "SBA") continues to issue guidance surrounding the criteria for loan forgiveness, and although the Company intends to use the proceeds from the PPP Loans for qualified expenses and to apply for forgiveness, there can be no assurance whether such applications for forgiveness will be approved by the SBA.
Other than as outlined above, we do not currently expect the COVID-19 Relief Measures to have a material impact on our financial results or on our liquidity. We will continue to monitor and assess the impact the COVID-19 Relief Measures may have on our business and financial results.
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	June 30, 2021	December 31, 2020
Term Loan due 2026:
Gross value	$356,240	$469,411
Fair value - Level 2	357,131	460,023
6.75% Senior Notes:
Gross value	$449,695	$452,836
Fair value - Level 2	469,931	464,157
As of June 30, 2021, the Company used trading prices from a third party of 100.3% and 104.5% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2020, the Company used trading prices from a third party of 98.0% and 102.5% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The fair value of the Company's 2020 Revolving Credit Facility as of December 31, 2020 approximates its carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy. The fair value of the Company's PPP loans as of June 30, 2021 approximates the carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy.
6. Income Taxes
For the three months ended June 30, 2021, the Company recorded an income tax expense of $0.7 million on pre-tax book loss of $5.2 million, resulting in an effective tax rate of approximately (14.3)%. For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.0 million on pre-tax book loss of $48.3 million, resulting in an effective tax rate of approximately 24.8%.
For the six months ended June 30, 2021, the Company recorded an income tax benefit of $3.6 million on pre-tax book loss of $31.4 million, resulting in an effective tax rate of approximately 11.5%. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.5 million on pre-tax book loss of $57.2 million, resulting in an effective tax rate of approximately 23.6%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2021, are primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2020 primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.

The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2021, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2021, the Company had 20,712,454 aggregate issued shares of common stock, and 20,485,795 outstanding shares consisting of: (i) 18,672,302 issued shares and 18,445,643 outstanding shares designated as Class A common stock; and (ii) 2,040,152 issued and outstanding shares designated as Class B common stock.
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
8. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. For the three and six months ended June 30, 2021, due to the net loss attributable to the Company common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.

    The following table presents the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(5,891)	$(36,316)
Basic net loss attributable to common shares	$(5,891)	$(36,316)
Denominator:
Basic weighted average shares outstanding	20,475	20,333
Basic undistributed net loss per share attributable to common shares	$(0.29)	$(1.79)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(5,891)	$(36,316)
Diluted net loss attributable to common shares	$(5,891)	$(36,316)
Denominator:
Basic weighted average shares outstanding	20,475	20,333
Diluted weighted average shares outstanding	20,475	20,333
Diluted undistributed net loss per share attributable to common shares	$(0.29)	$(1.79)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(27,809)	$(43,667)
Basic net loss attributable to common shares	$(27,809)	$(43,667)
Denominator:
Basic weighted average shares outstanding	20,448	20,279
Basic undistributed net loss per share attributable to common shares	$(1.36)	$(2.15)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(27,809)	$(43,667)
Diluted net loss attributable to common shares	$(27,809)	$(43,667)
Denominator:
Basic weighted average shares outstanding	20,448	20,279
Diluted weighted average shares outstanding	20,448	20,279
Diluted undistributed net loss per share attributable to common shares	$(1.36)	$(2.15)
9. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $71.4 million as of June 30, 2021 and is expected to be paid in accordance with the agreements through December 2022.

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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of June 30, 2021, the Company believes that it will meet all such material minimum obligations.
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

On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled in 2020 due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction. On May 26, 2021, the Indiana Court of Appeals denied Westwood One's appeal of the trial court's denial of a preliminary injunction. Notwithstanding the foregoing, Westwood One and the NCAA entered into an agreement granting Westwood One exclusive rights to produce and distribute audio broadcasts of the 2020-21 college basketball season, including the April 2021 NCAA championship event. In addition, on August 1, 2021, the Company and the NCAA settled both lawsuits, thereby concluding the litigation between the parties.
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
Recent Events and Company Outlook
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Beginning in the second half of March 2020, revenue trends began to weaken when compared to 2019 and continued throughout 2020 and the first quarter of 2021. Net revenue for second quarter 2021 exceeded the comparable period in 2020. However, overall results for the second quarter of 2021 remain lower than pre-COVID-19 results. While we expect third quarter 2021 revenue to continue to increase over the same 2020 period, consolidated revenue continues to be negatively impacted when compared to pre-COVID-19 results.
Our business could also continue to be impacted by the disruption from COVID-19 and resulting adverse changes in advertising customers and consumer behavior. Our sales team continues to focus on how to meet changing needs of our customers in this environment.
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
Since March 2020, most of our employees have been working from home, with only certain essential employees working on site at our radio stations. Beginning in the third quarter of 2021, a majority of our employees will be returning to our stations or offices. For all employees returning to work, we have instituted COVID-19 protocols, increased the level of cleaning and sanitizing in the offices and radio stations and undertaken other actions to make these offices and stations safer for our employees. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and state and local governments and will continue to monitor the latest public health and government guidance related to COVID-19. As of the date of this filing, we do not believe these safety protocols, including the remote working environment, have adversely impacted our internal controls, financial reporting systems or our operations.
As a response to the ongoing COVID-19 pandemic, we implemented plans to manage our costs. We have significantly limited the addition of third party contracted services, travel, and discretionary spending. We will continue to monitor the ongoing COVID-19 pandemic and will consider additional cost management actions as deemed necessary.
In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur in response to the COVID-19 pandemic, the broader impact that COVID-19 could have on our business, financial condition and operating results remains highly uncertain.
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

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	2021 vs 2020 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$224,718	$146,022	$78,696	53.9%
Content costs	82,882	65,725	17,157	26.1%
Selling, general and administrative expenses	93,063	79,904	13,159	16.5%
Depreciation and amortization	13,163	13,122	41	0.3%
Local marketing agreement fees	193	1,006	(813)	(80.8)%
Corporate expenses	22,971	10,331	12,640	122.4%
(Gain) loss on sale or disposal of assets or stations	(179)	3,767	(3,946)	N/A
Impairment of intangible assets	—	4,509	(4,509)	N/A
Operating income (loss)	12,625	(32,342)	44,967	N/A
Interest expense	(18,091)	(15,888)	(2,203)	13.9%
Other income (expense), net	314	(59)	373	N/A
Loss before income taxes	(5,152)	(48,289)	43,137	N/A
Income tax (expense) benefit	(739)	11,973	(12,712)	N/A
Net loss	$(5,891)	$(36,316)	$30,425	83.8%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$36,857	$(6,375)	$43,232	N/A

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	2021 vs 2020 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$426,446	$373,936	$52,510	14.0%
Content costs	173,030	154,291	18,739	12.1%
Selling, general and administrative expenses	183,161	183,531	(370)	(0.2)%
Depreciation and amortization	26,573	25,912	661	2.6%
Local marketing agreement fees	689	2,053	(1,364)	(66.4)%
Corporate expenses	39,409	22,139	17,270	78.0%
(Gain) loss on sale or disposal of assets or stations	(462)	5,583	(6,045)	N/A
Impairment of intangible assets	—	4,509	(4,509)	N/A
Operating income (loss)	4,046	(24,082)	28,128	N/A
Interest expense	(35,640)	(33,047)	(2,593)	7.8%
Other income (expense), net	174	(60)	234	N/A
Loss before income taxes	(31,420)	(57,189)	25,769	45.1%
Income tax benefit	3,611	13,522	(9,911)	(73.3)%
Net loss	$(27,809)	$(43,667)	$15,858	36.3%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$45,789	$21,350	$24,439	114.5%

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Net Revenue
Net revenue for the three months ended June 30, 2021, compared to net revenue for the three months ended June 30, 2020, increased as national and local broadcast advertising revenue strengthened from COVID-19 economic recovery. Digital advertising revenue increased driven by growth in streaming and podcasting. Additionally, trade revenue grew primarily as a result of the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2021, compared to content costs for the three months ended June 30, 2020, increased primarily as a result of higher broadcast rights fees associated with the return of sporting and other events in 2021 and higher revenue share costs and music licensing fees attributed to increased revenue. Digital costs grew in line with digital advertising revenue and personnel costs increased, both internally and externally, as the Company implemented temporary cost-saving actions during the second quarter of 2020, which did not recur in 2021. These increases were slightly offset by lower spend on third-party station inventory and the cancellation of our news service subscription resulting from the elimination of Westwood One News during the third quarter of 2020.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended June 30, 2021, compared to selling, general and administrative expenses for the three months ended June 30, 2020, increased primarily as result of higher personnel costs, both internally and externally, as the Company implemented temporary cost-saving actions during the second quarter of 2020, which did not recur in 2021. In addition, trade expense and talent fees grew primarily related to the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19, and national and local commissions increased as a result of higher broadcast revenue. These increases were partially offset by lower bad debt expense.
Depreciation and Amortization
Depreciation expense for the three months ended June 30, 2021 as compared to depreciation expense for the three months ended June 30, 2020 remained generally consistent period over period.

Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended June 30, 2021 compared to LMA fees for the three months ended June 30, 2020 decreased as the Company ceased programming for KESN-FM in October 2020.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2021 compared to corporate expenses for the three months ended June 30, 2020 increased primarily as a result of a legal settlement, higher personnel costs, including incentive and stock-based compensation expense, which were driven by Company performance and temporary cost-saving actions implemented during the second quarter of 2020, that did not recur in 2021.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended June 30, 2021 of $0.2 million was primarily driven by insurance proceeds received for 2020 hurricane damage which were mostly offset by fixed asset dispositions.
The loss on sale or disposal of assets or stations for the three months ended June 30, 2020 of $3.8 million was primarily related to the DC Land sale.
Impairment of Intangible Assets
Impairment of intangible assets for the three months ended June 30, 2020 of approximately $4.5 million resulted from the interim impairment test of our FCC licenses.

Interest Expense
Total interest expense for the three months ended June 30, 2021, increased when compared to the total interest expense for the three months ended June 30, 2020. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change
Term Loan due 2026	$5,193	$6,367	$(1,174)
6.75% Senior Notes	7,637	8,438	(801)
2020 Revolving Credit Facility	86	285	(199)
Financing liabilities	3,516	121	3,395
Other, including debt issuance cost amortization and write-off	1,659	677	982
Interest expense	$18,091	$15,888	$2,203
Income Tax Expense
For the three months ended June 30, 2021, the Company recorded an income tax expense of $0.7 million on pre-tax book loss of $5.2 million, resulting in an effective tax rate of approximately (14.3)%. For the three months ended June 30, 2020, the Company recorded an income tax benefit of $12.0 million on pre-tax book loss of $48.3 million, resulting in an effective tax rate of approximately 24.8%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended June 30, 2021 is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended June 30, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.

Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2021, compared to the Adjusted EBITDA for the three months ended June 30, 2020, increased.
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
Net Revenue
Net revenue for the six months ended June 30, 2021, compared to net revenue for the six months ended June 30, 2020, increased as national and local broadcast advertising revenue strengthened from COVID-19 economic recovery. In addition, digital advertising revenue increased which was driven by growth in streaming and podcasting and higher trade revenue resulted from the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19. These increases were slightly offset by lower political revenue from election cycle seasonality.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2021, compared to content costs for the six months ended June 30, 2020, increased primarily as a result of higher broadcast rights fees associated with the return of sporting events in 2021, higher revenue share costs driven by increased revenue and an increase in digital advertising costs attributed to digital growth. These increases were partially offset by lower spend on third-party station inventory, lower personnel costs, both internally and externally, related to cost-saving actions and station dispositions and the cancellation of our news service subscription resulting from the elimination of Westwood One News during the third quarter of 2020.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the six months ended June 30, 2021, compared to selling, general and administrative expenses for the six months ended June 30, 2020, decreased slightly as result of lower bad debt expense, declines in local commissions resulting from temporary changes to our commissions structure in the second quarter of 2020 which did not recur in 2021, a decrease in bank fees and a reduction in personnel costs related to cost mitigation efforts and station dispositions. These declines were mostly offset by higher incentive accruals, based on revenue growth and improved Company performance, and higher trade revenue primarily related to the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19.
Depreciation and Amortization
Depreciation expense for the six months ended June 30, 2021, as compared to depreciation expense for the six months ended June 30, 2020, increased as a result of additional fixed assets placed into service. Amortization expense remained generally consistent period over period.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the six months ended June 30, 2021, compared to LMA fees for the six months ended June 30, 2020, decreased as the Company ceased programming for KESN-FM in October 2020.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2021, compared to corporate expenses for the six months ended June 30, 2020, increased primarily as a result of higher personnel costs, including incentive and stock-based compensation expense, driven by Company performance and temporary cost-saving actions implemented during the second quarter of 2020, that did not recur in 2021, and a legal settlement. These increases were partially offset by lower restructuring expense.

(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the six months ended June 30, 2021 of $0.5 million was primarily driven by insurance proceeds received for 2020 hurricane damage which were partially offset by fixed asset dispositions.
The loss on sale or disposal of assets or stations for the six months ended June 30, 2020 of $5.6 million was primarily related to the DC Land and WABC sales and fixed asset dispositions.
Impairment of Intangible Assets
Impairment of intangible assets for the six months ended June 30, 2020 of approximately $4.5 million resulted from the interim impairment test of our FCC licenses.
Interest Expense
Total interest expense for the six months ended June 30, 2021, increased when compared to the total interest expense for the six months ended June 30, 2020. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change
Term Loan due 2026	$10,705	$13,548	$(2,843)
6.75% Senior Notes	15,279	16,875	(1,596)
2020 Revolving Credit Facility	274	332	(58)
Financing liabilities	7,094	247	6,847
Other, including debt issuance cost amortization and write-off	2,288	2,045	243
Interest expense	$35,640	$33,047	$2,593
Income Tax Expense
For the six months ended June 30, 2021, the Company recorded an income tax benefit of $3.6 million on pre-tax book loss of $31.4 million, resulting in an effective tax rate of approximately 11.5%. For the six months ended June 30, 2020, the Company recorded an income tax benefit of $13.5 million on pre-tax book loss of $57.2 million, resulting in an effective tax rate of approximately 23.6%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the six months ended June 30, 2021 is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the six months ended June 30, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2021, compared to the Adjusted EBITDA for the six months ended June 30, 2020, increased.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
GAAP net loss	$(5,891)	$(36,316)
Income tax expense (benefit)	739	(11,973)
Non-operating expenses, including net interest expense	17,777	15,947
Local marketing agreement fees	193	1,006
Depreciation and amortization	13,163	13,122
Stock-based compensation expense	1,358	985
(Gain) loss on sale or disposal of assets or stations	(179)	3,767
Impairment of intangible assets	—	4,509
Restructuring costs	2,895	2,343
Non-routine legal expenses	6,599	—
Franchise taxes	203	235
Adjusted EBITDA	$36,857	$(6,375)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
GAAP net loss	$(27,809)	$(43,667)
Income tax benefit	(3,611)	(13,522)
Non-operating expenses, including net interest expense	35,466	33,107
Local marketing agreement fees	689	2,053
Depreciation and amortization	26,573	25,912
Stock-based compensation expense	2,415	1,704
(Gain) loss on sale or disposal of assets or stations	(462)	5,583
Impairment of intangible assets	—	4,509
Restructuring costs	4,473	5,263
Non-routine legal expenses	7,627	—
Franchise taxes	428	408
Adjusted EBITDA	$45,789	$21,350
Liquidity and Capital Resources
As of June 30, 2021, we had $125.0 million of cash and cash equivalents. The Company generated cash from operating activities of $20.7 million and $52.0 million for the six months ended June 30, 2021, and June 30, 2020, respectively.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets, sale of land in Bethesda, MD, sale of certain land, a single-story building and certain related equipment in Nashville, TN, and the PPP Loans, will help us manage our business and anticipated liquidity needs.
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
PPP Loans
Certain subsidiaries of the Company have received unsecured loans under the PPP in an aggregate principal amount of $20.0 million. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of the PPP Loans.
Cash Flows Provided by Operating Activities

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Dollars in thousands)
Net cash provided by operating activities	$20,691	$51,989
Net cash provided by operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 decreased primarily as a result of the impact of COVID-19 on sales and overall net decreases in non-cash items. These reductions were partially offset by the timing of payments of accounts payable and accrued expenses.
Cash Flows (Used in) Provided by Investing Activities

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Dollars in thousands)
Net cash (used in) provided by investing activities	$(11,130)	$72,758
Net cash used in investing activities for the six months ended June 30, 2021 primarily relates to capital expenditures.
For the six months ended June 30, 2020, net cash provided by investing activities includes the proceeds received from the sale of the DC Land and the WABC Sale partially offset by capital expenditures.

Cash Flows (Used in) Provided by Financing Activities

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
(Dollars in thousands)
Net cash (used in) provided by financing activities	$(156,344)	$55,160
For the six months ended June 30, 2021, net cash used in financing activities primarily relates to the total $115.0 million mandatory prepayments required by the terms of the Company's debt agreements from the proceeds of the sale of land in Bethesda, MD, and sale of substantially all of the Company's broadcast communications tower sites and certain other related assets after giving effect to a right of reinvestment and a $60.0 million voluntary pay down of the total amount previously outstanding under the 2020 Revolving Credit Agreement which were partially offset by the proceeds received from the PPP loans. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 —Long Term Debt," for further discussion of the mandatory prepayments related to the remaining net proceeds from the asset sales described above and voluntary pay down of the amount previously outstanding under the 2020 Revolving Credit Agreement.
For the six months ended June 30, 2020, net cash provided by financing activities primarily reflects $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement slightly offset by principal payments on the Term Loan due 2026.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and estimates have not changed materially during the three months ended June 30, 2021.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 28, 2020, Westwood One and the National Collegiate Athletic Association and NIT, LLC (collectively "the NCAA"), filed competing lawsuits in the Indiana Commercial Court in Indianapolis, Indiana (the "Court"), with regard to the terms of that certain Radio Agreement between the parties dated January 13, 2011 (the "Radio Agreement"), that granted Westwood One exclusive rights to produce and distribute audio broadcasts for all NCAA and NIT championship events during the term of that agreement. Both lawsuits relate to annual rights fees applicable to championship events under the Rights Agreement that were cancelled in 2020 due to the COVID-19 pandemic and the subsequent termination of the Rights Agreement by the NCAA. The complaint filed by the NCAA alleges a breach of the Radio Agreement by Westwood One for non-payment of certain fees related to the events that were canceled and requests, among other things, a declaratory ruling that the termination of the Radio Agreement by the NCAA was permissible and that the NCAA is entitled to full payment of the annual rights fees under the Radio Agreement for the 2019-2020 contract year despite the cancellation of certain events. Westwood One filed its complaint seeking, among other things, a declaratory ruling that Westwood One was not obligated to pay the disputed annual rights fees due to the cancellation of the relevant events and that the NCAA was prohibited from terminating the Radio Agreement for such non-payment, and also requested a preliminary injunction seeking to enjoin the NCAA from terminating the Radio Agreement until the Court could make a determination on the issues raised by the lawsuits. By order dated October 23, 2020, the Court denied Westwood One's motion for preliminary injunction, but did not reach a conclusion on the merits of Westwood One's request for a declaratory ruling. On October 23, 2020, Westwood One filed an appeal of the Court's denial of its motion for preliminary injunction. On May 26, 2021, the Indiana Court of Appeals denied Westwood One's appeal of the trial court's denial of a preliminary injunction. Notwithstanding the foregoing, Westwood One and the NCAA entered into an agreement granting Westwood One exclusive rights to produce and distribute audio broadcasts of the 2020-21 college basketball season, including the April 2021 NCAA championship event. In addition, on August 1, 2021, the Company and the NCAA settled both lawsuits, thereby concluding the litigation between the parties.

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
Item 5. Other Information
On August 3, 2021, the Board of Directors of the Company approved an amendment and restatement of the bylaws of the Company (the "Amended Bylaws"), effective as of such date.
The Amended Bylaws, among other matters, (1) revise procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, (2) provide that the chair of a stockholder meeting may adjourn any such meeting whether or not there is a quorum present, (3) establish that special meetings of the Board of Directors may be called by the Chair of the Board of Directors or by a majority of the Board of Directors then in office (rather than by the Chair of the Board of Directors or any two directors), (4) adopt gender neutral pronoun designations, and (5) reflect certain administrative, modernizing, clarifying, and conforming changes.
The foregoing description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.1 and incorporated herein by reference.
Item 6. Exhibits

3.1	Second Amended and Restated Bylaws of Cumulus Media Inc.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

August 4, 2021	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer