Form 10-Q
period 2021-09-30
CUMULUS MEDIA INC
filed 2021-11-03
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of October 27, 2021, the registrant had 20,502,895 outstanding shares of common stock consisting of: (i) 18,538,131 shares of Class A common stock; (ii) 1,964,764 shares of Class B common stock, and no warrants issued and outstanding. In addition, the registrant had 22,154 Series 1 warrants authorized to be issued.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Dollars in thousands (except for share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$152,917	$271,761
Accounts receivable, less allowance for doubtful accounts of $6,199 and $6,745 at September 30, 2021 and December 31, 2020, respectively	200,508	201,275
Trade receivable	2,718	1,986
Prepaid expenses and other current assets	35,954	27,942
Total current assets	392,097	502,964
Property and equipment, net	194,214	208,692
Operating lease right-of-use assets	151,331	157,568
Broadcast licenses	823,934	825,590
Other intangible assets, net	144,072	144,387
Deferred income tax assets	8,213	7,779
Other assets	8,610	12,758
Total assets	$1,722,471	$1,859,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,867	$94,128
Current portion of operating lease liabilities	28,154	28,121
Trade payable	1,883	1,537
Current portion of term loan due 2026	—	5,250
Total current liabilities	136,904	129,036
2020 revolving credit facility	—	60,000
Paycheck Protection Program ("PPP") loans	20,000	—
Term loan due 2026, net of debt issuance costs of $2,530 and $3,850 at September 30, 2021 and December 31, 2020, respectively	353,710	460,311
6.75% senior notes, net of debt issuance costs of $4,823 and $5,486 at September 30, 2021 and December 31, 2020, respectively	444,872	447,350
Operating lease liabilities	127,682	129,273
Financing liabilities, net	220,670	222,802
Other liabilities	18,138	13,375
Total liabilities	1,321,976	1,462,147
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 18,721,481 and 18,135,956 shares issued; 18,494,822 and 17,961,734 shares outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 2,008,073 and 2,416,253 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost, 226,659 and 174,222 shares at September 30, 2021 and December 31, 2020, respectively	(2,937)	(2,414)
Additional paid-in-capital	340,829	337,042
Retained earnings	62,603	62,963
Total stockholders’ equity	400,495	397,591
Total liabilities and stockholders’ equity	$1,722,471	$1,859,738
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue	$237,716	$196,385	$664,163	$570,321
Operating expenses:
Content costs	87,279	82,014	260,309	236,304
Selling, general and administrative expenses	93,213	86,323	276,375	269,856
Depreciation and amortization	13,223	13,151	39,796	39,063
Local marketing agreement fees	373	984	1,062	3,037
Corporate expenses	16,017	16,926	55,426	39,065
(Gain) loss on sale or disposal of assets or stations	(20,197)	1,930	(20,659)	7,513
Impairment of intangible assets	—	—	—	4,509
Total operating expenses	189,908	201,328	612,309	599,347
Operating income (loss)	47,808	(4,943)	51,854	(29,026)
Non-operating expense:
Interest expense	(16,187)	(15,930)	(51,827)	(48,977)
Other expense, net	(505)	(12)	(330)	(70)
Total non-operating expense, net	(16,692)	(15,942)	(52,157)	(49,047)
Income (loss) before income taxes	31,116	(20,885)	(303)	(78,073)
Income tax (expense) benefit	(3,668)	5,082	(57)	18,603
Net income (loss)	$27,448	$(15,803)	$(360)	$(59,470)
Basic and diluted income (loss) per common share (see Note 8, "Income (Loss) Per Share"):
Basic: Income (loss) per share	$1.34	$(0.78)	$(0.02)	$(2.93)
Diluted: Income (loss) per share	$1.32	$(0.78)	$(0.02)	$(2.93)
Weighted average basic common shares outstanding	20,508,135	20,339,895	20,467,969	20,299,461
Weighted average diluted common shares outstanding	20,717,018	20,339,895	20,467,969	20,299,461

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

For the nine months ended September 30, 2021 and 2020
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net loss	—	—	—	—	—	—	—	(21,917)	(21,917)
Shares returned in lieu of tax payments	—	—	—	—	33,666	(315)	—	—	(315)
Conversion of Class B common stock	298,347	—	(298,347)	—	—	—	—	—	—
Issuance of common stock	67,635	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,057	—	1,057
Balance at March 31, 2021	18,327,716	$—	2,117,906	$—	207,888	$(2,729)	$338,099	$41,046	$376,416
Net loss	—	—	—	—	—	—	—	(5,891)	(5,891)
Shares returned in lieu of tax payments	—	—	—	—	18,771	(208)	—	—	(208)
Conversion of Class B common stock	77,754	—	(77,754)	—	—	—	—	—	—
Issuance of common stock	40,173	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,358	—	1,358
Balance at June 30, 2021	18,445,643	$—	2,040,152	$—	226,659	$(2,937)	$339,457	$35,155	$371,675
Net income	—	—	—	—	—	—	—	27,448	27,448
Conversion of Class B common stock	32,079	—	(32,079)	—	—	—	—	—	—
Issuance of common stock	17,100	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,372	—	1,372
Balance at September 30, 2021	18,494,822	$—	2,008,073	$—	226,659	$(2,937)	$340,829	$62,603	$400,495

For the nine months ended September 30, 2021 and 2020
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658	$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—	—	—	(7,351)	(7,351)
Shares returned in lieu of tax payments	—	—	—	—	75,493	(1,072)	—	—	(1,072)
Conversion of Class B common stock	38,563	—	(38,563)	—	—	—	—	—	—
Exercise of warrants	121,114	—	—	—	—	—	—	—	—
Issuance of common stock	112,569	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	719	—	719
Balance at March 31, 2020	15,953,685	$—	1,888,285	$—	144,151	$(2,243)	$334,424	$115,331	$447,512
Net loss	—	—	—	—	—	—	—	(36,316)	(36,316)
Shares returned in lieu of tax payments	—	—	—	—	30,071	(171)	—	—	(171)
Exercise of warrants	1,723,253	—	686,315	—	—	—	—	—	—
Issuance of common stock	66,476	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	985	—	985
Balance at June 30, 2020	17,743,414	$—	2,574,600	$—	174,222	$(2,414)	$335,409	$79,015	$412,010
Net loss	—	—		—	—	—	—	(15,803)	(15,803)
Conversion of Class B common stock	158,347	—	(158,347)	—	—	—	—	—	—
Issuance of common stock	28,984	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	861	—	861
Balance at September 30, 2020	17,930,745	$—	2,416,253	$—	174,222	$(2,414)	$336,270	$63,212	$397,068
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Dollars in thousands	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(360)	$(59,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,796	39,063
Amortization and write-off of debt issuance costs	2,349	1,988
Provision for doubtful accounts	67	4,902
(Gain) loss on sale or disposal of assets or stations	(20,659)	7,513
Impairment of intangible assets	—	4,509
Deferred income taxes	(434)	(20,810)
Stock-based compensation expense	3,787	2,565
Non-cash interest expense on financing liabilities	3,032	610
Non-cash imputed rental income	(3,345)	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	701	74,430
Trade receivable	(732)	(733)
Prepaid expenses and other current assets	(8,034)	(4,239)
Operating leases, net	4,751	24,200
Other assets	3,441	(212)
Accounts payable and accrued expenses	8,348	(19,204)
Trade payable	346	(113)
Other liabilities	165	6,238
Net cash provided by operating activities	33,219	61,237
Cash flows from investing activities:
Proceeds from sale of assets or stations	33,497	78,333
Asset acquisition	(7,000)	—
Proceeds from insurance reimbursement	866	—
Capital expenditures	(21,988)	(9,559)
Net cash provided by investing activities	5,375	68,774
Cash flows from financing activities:
Repayment of borrowings under term loan	(113,171)	(52,964)
Repayments of borrowings under 6.75% senior notes	(3,141)	—
Repayments of borrowings under the 2020 revolving credit facility	(60,000)	—
Proceeds from PPP loans	20,000	—
Borrowings under the 2020 revolving credit facility	—	60,000
Financing costs	—	(493)
Shares returned in lieu of tax payments	(523)	(1,243)
Transaction costs for financing liability	(7)	(3,152)
Proceeds from financing liability	2,635	205,442
Repayments of financing liabilities	(3,030)	(631)
Repayments of finance lease obligations	(201)	(255)
Net cash (used in) provided by financing activities	(157,438)	206,704
(Decrease) increase in cash and cash equivalents	(118,844)	336,715
Cash and cash equivalents at beginning of period	271,761	17,007
Cash and cash equivalents at end of period	$152,917	$353,722
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
Nature of Business
CUMULUS MEDIA (NASDAQ: CMLS) is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 412 owned-and-operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across nearly 7,300 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the CUMULUS Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2020, was derived from the Company’s audited financial statements as of December 31, 2020, and our accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2021 and for the periods ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended September 30, 2021, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.

Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity. During the nine months ended September 30, 2021 and 2020, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell.
On June 10, 2021, the Company entered into an agreement to sell certain land, a single-story building and certain related equipment in the Company's Nashville, TN market ("Nashville Sale") to a third party. The transaction closed on August 2, 2021. The Company recorded a gain on the Nashville Sale of $20.8 million which is included in the (Gain) loss on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for three and nine month periods ended September 30, 2021. As of September 30, 2021 and December 31, 2020, assets held for sale were not material.
Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable.
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
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental disclosures of cash flow information:
Interest paid	$38,951	$37,707
Income taxes paid (refunded)	5,348	(2,155)
Supplemental disclosures of non-cash flow information:
Trade revenue	$27,349	$22,154
Trade expense	26,819	20,941
Noncash principal change in financing liabilities	(54)	620
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
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Advertising revenues	$233,816	$192,823
Non-advertising revenues	3,900	3,562
Total revenue	$237,716	$196,385

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Advertising revenues	$651,016	$560,236
Non-advertising revenues	13,147	10,085
Total revenue	$664,163	$570,321
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

Trade and barter expense is recorded when goods or services are consumed. For the three months ended September 30, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $8.6 million and $7.2 million, respectively; and (2) trade and barter expenses of $8.3 million and $6.8 million, respectively. For the nine months ended September 30, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $27.3 million and $22.2 million, respectively; and (2) trade and barter expenses of $26.8 million and $20.9 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, the Company recorded an asset of approximately $6.3 million and $5.8 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002
Assets held for sale	(185)	(2)	—	—	(2)	(1)	(190)
Acquisition	—	—	15,000	—	—	—	15,000
Dispositions	(1,471)	(9)	—	—	(10)	(6)	(1,496)
Balance as of September 30, 2021	$823,934	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,316

Accumulated Amortization
Balance as of December 31, 2020	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Amortization Expense	—	—	(9,364)	(4,800)	(1,128)	—	(15,292)
Assets held for sale	—	—	—	—	—	1	1
Dispositions	—	—	—	—	—	6	6
Balance as of September 30, 2021	$—	$—	$(39,894)	$(21,333)	$(5,030)	$(11,053)	$(77,310)
Net Book Value as of September 30, 2021	$823,934	$19,749	$105,106	$10,667	$8,550	$—	$968,006
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment, and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended September 30, 2021. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021	December 31, 2020
Term Loan due 2026	$356,240	$469,411
Less: current portion of Term Loan due 2026	—	(5,250)
6.75% Senior Notes	449,695	452,836
2020 Revolving Credit Facility	—	60,000
PPP Loans	20,000	—
Less: Total unamortized debt issuance costs	(7,353)	(9,336)
Long-term debt, net	$818,582	$967,661
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of September 30, 2021, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
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
As of September 30, 2021, we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of September 30, 2021, $4.3 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of September 30, 2021, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As of September 30, 2021, the Issuer was in compliance with all required covenants under the Indenture.
Paycheck Protection Program
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act (collectively, the "COVID-19 Relief Measures") were enacted in response to the COVID-19 pandemic. The COVID-19 Relief Measures and related notices include several significant provisions, including delaying certain payroll tax payments and providing eligibility for loans under the Paycheck Protection Program for public broadcasting entities meeting specified requirements. In light of the uncertainties that the COVID-19 pandemic continued to present to the Company, the media industry, and the economy, in general, certain subsidiaries of the Company received unsecured loans in an aggregate principal amount of $20.0 million during the first half of 2021 under the Paycheck Protection Program (or "PPP") evidenced by promissory notes with Fifth Third Bank. Those loans (the "PPP Loans"), which provided additional liquidity for the Company’s subsidiaries, have various maturity dates through April 1, 2026 and accrue interest at an annual rate of 1.0%. Principal and interest payments will be deferred, with interest accruing, until after the period in which the Company may apply for loan forgiveness pursuant to the PPP. After the deferral period, the Company will make monthly principal and interest payments, amortized over the remaining term of the loan. The loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory notes evidencing the PPP Loans contain customary events of default relating to, among other things, payment defaults and provisions of the promissory notes. The PPP permits borrowers to apply for forgiveness for some or all of the loans based on meeting certain criteria including the use of proceeds from PPP Loans being limited to qualifying expenses. In October 2021, the Company received confirmation from Fifth Third Bank that the Small Business Administration approved the Company’s PPP Loan forgiveness applications for certain of its subsidiaries for $20.0 million and all of the related interest.
Other than as outlined above, we do not currently expect the COVID-19 Relief Measures to have a material impact on our financial results or on our liquidity. We will continue to monitor and assess the impact the COVID-19 Relief Measures may have on our business and financial results.
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	September 30, 2021	December 31, 2020
Term Loan due 2026:
Gross value	$356,240	$469,411
Fair value - Level 2	355,884	460,023
6.75% Senior Notes:
Gross value	$449,695	$452,836
Fair value - Level 2	465,434	464,157
As of September 30, 2021, the Company used trading prices from a third party of 99.9% and 103.5% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2020, the Company used trading prices from a third party of 98.0% and 102.5% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The fair value of the Company's 2020 Revolving Credit Facility as of December 31, 2020 approximates its carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy. The fair value of the Company's PPP loans as of September 30, 2021 approximates the carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy.
6. Income Taxes
For the three months ended September 30, 2021, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $31.1 million, resulting in an effective tax rate of approximately 11.8%. For the three months ended September 30, 2020, the Company recorded an income tax benefit of $5.1 million on pre-tax book loss of $20.9 million, resulting in an effective tax rate of approximately 24.3%.
For the nine months ended September 30, 2021, the Company recorded an income tax expense of $0.1 million on pre-tax book loss of $0.3 million, resulting in an effective tax rate of approximately (18.9)%. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $18.6 million on pre-tax book loss of $78.1 million, resulting in an effective tax rate of approximately 23.8%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2021, are primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2020 primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2021, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of September 30, 2021, the Company had 20,729,554 aggregate issued shares of common stock, and 20,502,895 outstanding shares consisting of: (i) 18,721,481 issued shares and 18,494,822 outstanding shares designated as Class A common stock; and (ii) 2,008,073 issued and outstanding shares designated as Class B common stock.
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
8. Income (Loss) Per Share
The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted shares. The Company calculates diluted income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants.
For the nine months ended September 30, 2021, due to the net loss attributable to the Company's common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate income (loss) per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.

    The following table presents the basic and diluted income (loss) per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Basic Income (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$27,448	$(15,803)
Basic net income (loss) attributable to common shares	$27,448	$(15,803)
Denominator:
Basic weighted average shares outstanding	20,508	20,340
Basic undistributed net income (loss) per share attributable to common shares	$1.34	$(0.78)

Diluted Income (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$27,448	$(15,803)
Diluted net income (loss) attributable to common shares	$27,448	$(15,803)
Denominator:
Basic weighted average shares outstanding	20,508	20,340
Effect of dilutive options and restricted share units	209	—
Diluted weighted average shares outstanding	20,717	20,340
Diluted undistributed net income (loss) per share attributable to common shares	$1.32	$(0.78)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(360)	$(59,470)
Basic net loss attributable to common shares	$(360)	$(59,470)
Denominator:
Basic weighted average shares outstanding	20,468	20,299
Basic undistributed net loss per share attributable to common shares	$(0.02)	$(2.93)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(360)	$(59,470)
Diluted net loss attributable to common shares	$(360)	$(59,470)
Denominator:
Basic weighted average shares outstanding	20,468	20,299
Diluted weighted average shares outstanding	20,468	20,299
Diluted undistributed net loss per share attributable to common shares	$(0.02)	$(2.93)
9. Commitments and Contingencies
Future Commitments
The radio broadcast industry’s principal ratings service is Nielsen Audio ("Nielsen"), which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen under which they receive programming ratings information. The remaining aggregate obligation under the agreements with Nielsen is approximately $58.8 million as of September 30, 2021 and is expected to be paid in accordance with the agreements through December 2022.
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
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. As of September 30, 2021, the Company believes that it will meet all such material minimum obligations.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. The Company is not a party to that case, and because of the possibility of further appeal to the US Supreme Court, is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March

24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the Court entered an order granting the Company’s motion and dismissing all remaining claims. Plaintiffs have certain appeal rights under federal law with respect to the October 15, 2021 order. The Company intends to vigorously defend itself in any such appeal. The October 15, 2021 order may not foreclose other parties from asserting similar claims against the Company. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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
Recent Events and Company Outlook
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. In March of 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our consolidated operating results. Beginning in the second half of March 2020, revenue trends began to weaken when compared to 2019 and continued through the first quarter of 2021. Net revenue for third quarter 2021 exceeded the comparable period in 2020. However, overall results for the third quarter of 2021 remain lower than pre-COVID-19 results. While we currently expect fourth quarter 2021 revenue to continue to increase over the same 2020 period, consolidated revenue continues to be negatively impacted when compared to pre-COVID-19 results.

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
In the second half of 2021, a majority of our employees have returned to our stations or offices. For all employees returning to work, we have instituted COVID-19 protocols including mandating that all employees be vaccinated against COVID-19 subject to legally-mandated exceptions, increased the level of cleaning and sanitizing in the offices and radio stations and undertaken other actions to make these offices and stations safer for our employees. We are generally following the requirements and protocols published by the U.S. Centers for Disease Control and state and local governments and will continue to monitor the latest public health and government guidance related to COVID-19. As of the date of this filing, we do not believe these safety protocols have materially adversely impacted our internal controls, financial reporting systems or our operations, however, there can be no assurance as to what impact such protocols may have in the future.
As a response to the ongoing COVID-19 pandemic, we implemented plans to manage our costs. We have taken actions to significantly reduce our permanent fixed costs as compared to the 2019 baseline and have also limited the addition of third party contracted services, travel, and discretionary spending. We will continue to monitor the ongoing COVID-19 pandemic and will consider additional cost management actions as deemed necessary.
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
Adjusted EBITDA should not be considered in isolation or as a substitute for net loss, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.

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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	2021 vs 2020 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$237,716	$196,385	$41,331	21.0%
Content costs	87,279	82,014	5,265	6.4%
Selling, general and administrative expenses	93,213	86,323	6,890	8.0%
Depreciation and amortization	13,223	13,151	72	0.5%
Local marketing agreement fees	373	984	(611)	(62.1)%
Corporate expenses	16,017	16,926	(909)	(5.4)%
(Gain) loss on sale or disposal of assets or stations	(20,197)	1,930	(22,127)	N/A
Operating income (loss)	47,808	(4,943)	52,751	N/A
Interest expense	(16,187)	(15,930)	(257)	1.6%
Other expense, net	(505)	(12)	(493)	N/A
Income (loss) before income taxes	31,116	(20,885)	52,001	N/A
Income tax (expense) benefit	(3,668)	5,082	(8,750)	N/A
Net income (loss)	$27,448	$(15,803)	$43,251	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$45,828	$20,331	$25,497	125.4%

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	2021 vs 2020 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$664,163	$570,321	$93,842	16.5%
Content costs	260,309	236,304	24,005	10.2%
Selling, general and administrative expenses	276,375	269,856	6,519	2.4%
Depreciation and amortization	39,796	39,063	733	1.9%
Local marketing agreement fees	1,062	3,037	(1,975)	(65.0)%
Corporate expenses	55,426	39,065	16,361	41.9%
(Gain) loss on sale or disposal of assets or stations	(20,659)	7,513	(28,172)	N/A
Impairment of intangible assets	—	4,509	(4,509)	N/A
Operating income (loss)	51,854	(29,026)	80,880	N/A
Interest expense	(51,827)	(48,977)	(2,850)	5.8%
Other expense, net	(330)	(70)	(260)	N/A
Loss before income taxes	(303)	(78,073)	77,770	99.6%
Income tax (expense) benefit	(57)	18,603	(18,660)	(100.3)%
Net loss	$(360)	$(59,470)	$59,110	99.4%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$91,617	$41,681	$49,936	119.8%

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
Net Revenue
Net revenue for the three months ended September 30, 2021, compared to net revenue for the three months ended September 30, 2020, increased as national and local broadcast advertising revenue strengthened from COVID-19 economic recovery. Digital advertising revenue increased driven by growth in streaming and podcasting. Additionally, remote/event and trade revenue grew primarily as a result of the return of events in 2021 that were canceled or postponed in 2020 because of COVID-19. These increases were slightly offset by lower political revenue from election cycle seasonality.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2021, compared to content costs for the three months ended September 30, 2020, increased primarily as a result of higher broadcast rights fees associated with the return of sporting events in 2021. Digital costs grew in line with digital advertising revenue. In addition, the Company had higher music licensing fees and revenue share costs attributed to increased revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2021, compared to selling, general and administrative expenses for the three months ended September 30, 2020, increased primarily as result of higher personnel costs, both internally and externally, as the Company implemented temporary cost-saving actions during 2020, which did not recur in 2021. In addition, trade, remote/event, and talent expense grew primarily related to the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19. Finally, overall commissions increased as a result of higher broadcast revenue.
Depreciation and Amortization
Depreciation expense for the three months ended September 30, 2021 as compared to depreciation expense for the three months ended September 30, 2020 remained generally consistent period over period.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended September 30, 2021 compared to LMA fees for the three months ended September 30, 2020 decreased as the Company ceased programming for KESN-FM in October 2020.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2021 compared to corporate expenses for the three months ended September 30, 2020 decreased primarily as a result of lower restructuring and consulting expenses. These decreases were mostly offset by higher personnel costs, including incentive and stock-based compensation expense which were driven by Company performance and temporary cost-saving actions implemented during 2020 that did not recur in 2021, and increased legal fees.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended September 30, 2021 of $20.2 million was primarily driven by the sale of certain land, a single-story building and certain related equipment in the Company's Nashville, TN market ("Nashville Sale") to a third party.
The loss on sale or disposal of assets or stations for the three months ended September 30, 2020 of $1.9 million was primarily driven by fixed asset dispositions related to the exit of certain facilities.
Interest Expense
Total interest expense for the three months ended September 30, 2021, increased when compared to the total interest expense for the three months ended September 30, 2020. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change
Term Loan due 2026	$4,324	$6,413	$(2,089)
6.75% Senior Notes	7,589	8,438	(849)
2020 Revolving Credit Facility	—	279	(279)
Financing liabilities	3,489	116	3,373
Other, including debt issuance cost amortization and write-off	785	684	101
Interest expense	$16,187	$15,930	$257
Income Tax Expense
For the three months ended September 30, 2021, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $31.1 million, resulting in an effective tax rate of approximately 11.8%. For the three months ended September 30, 2020, the Company recorded an income tax benefit of $5.1 million on pre-tax book loss of $20.9 million, resulting in an effective tax rate of approximately 24.3%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2021 is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three months ended September 30, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2021, compared to the Adjusted EBITDA for the three months ended September 30, 2020, increased.
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
Net Revenue
Net revenue for the nine months ended September 30, 2021, compared to net revenue for the nine months ended September 30, 2020, increased as national and local broadcast advertising revenue strengthened from COVID-19 economic recovery. In addition, digital advertising revenue increased which was driven by growth in streaming and podcasting. Higher trade and remote/event revenue resulted from the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19. These increases were slightly offset by lower political revenue from election cycle seasonality.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the nine months ended September 30, 2021, compared to content costs for the nine months ended September 30, 2020, increased primarily as a result of higher broadcast rights fees associated with the return of sporting events in 2021, higher revenue share costs driven by increased revenue and an increase in digital advertising costs attributed to digital growth. These increases were partially offset by lower spend on third-party station inventory, lower personnel costs, both internally and externally, related to cost-saving actions and station dispositions and the cancellation of our news service subscription resulting from the elimination of Westwood One News during the third quarter of 2020.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the nine months ended September 30, 2021, compared to selling, general and administrative expenses for the nine months ended September 30, 2020, increased from higher incentive accruals, based on revenue growth and improved Company performance, and higher trade expenses primarily related to the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19. These increases were partially offset by lower bad debt expense and a decrease in bank fees.

Depreciation and Amortization
Depreciation expense for the nine months ended September 30, 2021, as compared to depreciation expense for the nine months ended September 30, 2020, remained generally consistent period over period.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the nine months ended September 30, 2021, compared to LMA fees for the nine months ended September 30, 2020, decreased as the Company ceased programming for KESN-FM in October 2020.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the nine months ended September 30, 2021, compared to corporate expenses for the nine months ended September 30, 2020, increased primarily as a result of higher personnel costs, including incentive and stock-based compensation expense, driven by Company performance and temporary cost-saving actions implemented during 2020 that did not recur in 2021 and a legal settlement. These increases were partially offset by lower restructuring expense.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2021 of $20.7 million was primarily driven by the Nashville Sale and insurance proceeds received for 2020 hurricane damage which were slightly offset by fixed asset dispositions.
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
Interest Expense
Total interest expense for the nine months ended September 30, 2021, increased when compared to the total interest expense for the nine months ended September 30, 2020. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change
Term Loan due 2026	$15,029	$19,961	$(4,932)
6.75% Senior Notes	22,868	25,312	(2,444)
2020 Revolving Credit Facility	274	611	(337)
Financing liabilities	10,583	363	10,220
Other, including debt issuance cost amortization and write-off	3,073	2,730	343
Interest expense	$51,827	$48,977	$2,850
Income Tax Expense
For the nine months ended September 30, 2021, the Company recorded an income tax expense of $0.1 million on pre-tax book loss of $0.3 million, resulting in an effective tax rate of approximately (18.9)%. For the nine months ended September 30, 2020, the Company recorded an income tax benefit of $18.6 million on pre-tax book loss of $78.1 million, resulting in an effective tax rate of approximately 23.8%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine months ended September 30, 2021 is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.

The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine months ended September 30, 2020 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2021, compared to the Adjusted EBITDA for the nine months ended September 30, 2020, increased.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
GAAP net income (loss)	$27,448	$(15,803)
Income tax expense (benefit)	3,668	(5,082)
Non-operating expenses, including net interest expense	16,692	15,942
Local marketing agreement fees	373	984
Depreciation and amortization	13,223	13,151
Stock-based compensation expense	1,372	861
(Gain) loss on sale or disposal of assets or stations	(20,197)	1,930
Restructuring costs	2,474	8,168
Non-routine legal expenses	589	—
Franchise taxes	186	180
Adjusted EBITDA	$45,828	$20,331

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
GAAP net loss	$(360)	$(59,470)
Income tax expense (benefit)	57	(18,603)
Non-operating expenses, including net interest expense	52,157	49,047
Local marketing agreement fees	1,062	3,037
Depreciation and amortization	39,796	39,063
Stock-based compensation expense	3,787	2,565
(Gain) loss on sale or disposal of assets or stations	(20,659)	7,513
Impairment of intangible assets	—	4,509
Restructuring costs	6,948	13,431
Non-routine legal expenses	8,216	—
Franchise taxes	613	589
Adjusted EBITDA	$91,617	$41,681

Liquidity and Capital Resources
As of September 30, 2021, we had $152.9 million of cash and cash equivalents. The Company generated cash from operating activities of $33.2 million and $61.2 million for the nine months ended September 30, 2021, and September 30, 2020, respectively.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets, sale of land in Bethesda, MD, Nashville Sale, and the PPP Loans, will help us manage our business and anticipated liquidity needs.
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
Cash Flows Provided by Operating Activities

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Dollars in thousands)
Net cash provided by operating activities	$33,219	$61,237
Net cash provided by operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 decreased primarily as a result of the impact of COVID-19 on sales, which was partially offset by increased net income.
Cash Flows Provided by Investing Activities

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Dollars in thousands)
Net cash provided by investing activities	$5,375	$68,774
Net cash provided by investing activities for the nine months ended September 30, 2021 consists primarily of proceeds from the Nashville Sale which were mostly offset by capital expenditures and the purchase of affiliate advertising relationships.
For the nine months ended September 30, 2020, net cash provided by investing activities includes the proceeds received from the DC Land and WABC sales partially offset by capital expenditures.
Cash Flows (Used in) Provided by Financing Activities

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
(Dollars in thousands)
Net cash (used in) provided by financing activities	$(157,438)	$206,704
For the nine months ended September 30, 2021, net cash used in financing activities is primarily comprised of the total $115.0 million mandatory prepayments required by the terms of the Company's debt agreements from the proceeds of the sale of land in Bethesda, MD, and sale of substantially all of the Company's broadcast communications tower sites and certain other related assets after giving effect to a right of reinvestment and a $60.0 million voluntary pay down of the total amount previously outstanding under the 2020 Revolving Credit Agreement. These payments were partially offset by the proceeds received from the PPP loans. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 —Long Term Debt," for further discussion of the mandatory prepayments related to the remaining net proceeds from the asset sales described above and voluntary pay down of the amount previously outstanding under the 2020 Revolving Credit Agreement.
For the nine months ended September 30, 2020, net cash provided by financing activities primarily reflects $202.3 million of cash received from the Tower Sale, after transaction costs and closing adjustments, and $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement partially offset by the $49.0 million pay down required at closing of the Tower Sale and principal payments on the Term Loan due 2026.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2021.

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. The Company is not a party to that case, and because of the possibility of further appeal to the US Supreme Court, is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the Court entered an order granting the Company’s motion and dismissing all remaining claims. Plaintiffs have certain appeal rights under federal law with respect to the October 15, 2021 order. The Company intends to vigorously defend itself in any such appeal. The October 15, 2021 order may not foreclose other parties from asserting similar claims against the Company. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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

CUMULUS MEDIA INC.

November 3, 2021	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer