Form 10-K
period 2021-12-31
CUMULUS MEDIA INC
filed 2022-02-23
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-38108

Cumulus Media Inc.
(Exact name of registrant as specified in its charter)

Delaware				82-5134717
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

780 Johnson Ferry Road NE	Suite 500	Atlanta,	GA	30342
(Address of Principal Executive Offices)				(ZIP Code)
(404) 949-0700

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000001 per share	CMLS	Nasdaq Global Market
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $295.8 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
As of February 16, 2022, the registrant had outstanding 20,615,542 shares of common stock consisting of (i) 18,650,778 shares of Class A common stock; and (ii) 1,964,764 shares of Class B common stock. No warrants are issued and outstanding. In addition, the registrant had 22,154 series 1 warrants authorized to be issued.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registration's definitive proxy statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

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
Company Overview
CUMULUS MEDIA is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 406 owned-and-operated radio stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the CUMULUS Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
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
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 406 owned and operated stations, operating in 86 markets and more than 9,500 network affiliates with an aggregate monthly reach of over a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allow us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platform
The Cumulus Podcast Network connects passionate listeners with America’s most influential voices. Ranked among the top five podcast networks in the country, we focus on personality-driven talk partnering with extraordinary content creators to build national, multi-platform franchises. We also create local podcasts in 86 markets whose content entertains and informs the communities they serve. We monetize audiences through our extensive national and local ad sales teams and deep, longstanding relationships with performance and brand advertisers. Podcast advertisements include prerecorded spots and on-air reads by talent who provide personal endorsements of advertisers' products. To the extent our talent has won the trust of their audiences, such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. In addition, we sell an array of local digital marketing services such as, email marketing, geo-targeted display and video solutions, website building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
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
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include professional services, financial, home products, automotive and entertainment. We derive additional revenue from political candidates, political parties, and special interest groups particularly in even-numbered years in advance of various elections.

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
Some of these regulations, however, can serve to protect the competitive position of existing radio stations to some extent by creating certain regulatory barriers to new entrants. The ownership of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can own in a given market is limited under certain FCC rules. These FCC ownership rules may, in some instances, limit the number of stations we or our competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to reduce any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, including, for instance, radio royalty bills, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see "Federal Regulation of Radio Broadcasting" within Item 1, "Business."
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
As of December 31, 2021, our workforce comprised 3,488 people, 2,588 of whom were employed full-time. Of these employees, approximately 112 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
License Grant and Renewal
Radio broadcast licenses are generally granted and renewed for terms of up to eight years at a time. Licenses are renewed by filing an application with the FCC, which is subject to review and approval. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. The most recent renewal cycle for radio licenses began in June 2019 and will conclude in April 2022. While we have historically been able to renew our licenses, there can be no assurance that all of our licenses will be renewed in the future for a full term, or at all. Our inability to renew a significant portion of our radio broadcast licenses could result in a material adverse effect on our results of operations and financial condition.
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
The following table sets forth, as of February 16, 2022, by market, the number of all our owned and operated stations,

including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any.

Market	Stations
Albilene, TX	4
Albuquerque, NM	8
Allentown, PA	5
Amarillo, TX	5
Ann Arbor, MI	4
Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	4
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	7
Des Moines, IA	5
Detroit, MI	3
Erie, PA	4
Eugene, OR	5
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	5
Lake Charles, LA	5
Lancaster, PA	1
Lexington, KY	6

Market	Stations
Little Rock, AR	7
Los Angeles, CA	1
Macon, GA	5
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	2
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
New York, NY	1
Oklahoma City, OK	6
Oxnard-Ventura, CA / Santa Barbara, CA	4
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	6
Savannah, GA	4
Shreveport, LA	5
Syracuse, NY	3
Tallahasee, FL	4
Toledo, OH	5
Topeka, KS	6
Tucson, AZ	5
Washington, DC	2
Westchester, NY	1
Wichita Falls, TX	4
Wilkes-Barre, PA	5
Wilmington, NC	5
Worcester, MA	3
York, PA	3
Youngstown, OH	8
Regulatory Approvals
The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership or control of radio stations, (2) the financial and "character" qualifications of the assignee or transferee (including those parties holding an "attributable" interest in the assignee or transferee), (3) compliance with the Communications Act's foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements. As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See "Antitrust and Market Concentration Considerations" within Item 1, "Business."
In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into two divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. As of February 16, 2022, there are two stations remaining in those trusts.
Ownership Matters
The Communications Act generally restricts companies which control broadcast licenses from having more than 25% of their capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We filed a petition for declaratory ruling with the FCC in July 2018 requesting that we be permitted to have 100% foreign ownership generally. In May 2020, the Commission granted that petition allowing us to have 100% foreign voting and/or equity ownership, subject to certain conditions. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonably should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its 2018 quadrennial review of multiple ownership rules. The Notice of Proposed Rulemaking does not make any specific proposals but seeks comment regarding whether its local radio ownership rule limits should be modified. In June 2021, the FCC requested further comment to update the record in the 2018 quadrennial review. We cannot predict whether the FCC will adopt changes to the local radio ownership rule or what impact any such changes would have on our holdings.
To our knowledge, these multiple ownership rules do not require any change in our current ownership of radio broadcast radio stations. The Communications Laws limit the number of additional stations that we may acquire in the future in our existing markets as well as any new markets.
Because of these multiple and cross-ownership rules, a purchaser of our voting stock who acquires an "attributable" interest in Cumulus (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other broadcast stations, depending on the number and location of those stations. Such purchaser may also be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our stockholders with an attributable interest violates any of these ownership rules, we may be unable to obtain one or more authorizations from the FCC needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
The FCC generally applies its multiple ownership rules by considering the "attributable" interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a broadcast station if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station. If an interest is attributable, the FCC treats the person or entity that holds that interest as the "owner" of the station in question, and, thus, that interest is attributed to the person in determining compliance with the FCC's ownership rules.
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
With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, and options and warrants for voting stock, partnership interests or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not "materially involved" in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly "insulates" the limited partner or member from such material involvement by inclusion of specific provisions; and (3) holdings of less than 5% of a corporation's voting stock, unless in any such case stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests, collectively constitute more than 33% of a broadcast station's "enterprise value," which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another station in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests).

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
Local Marketing Agreements
From time to time, radio stations enter into LMAs. In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. As of December 31, 2021 and 2020, the Company operated one radio station under LMA.
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
Under the FCC's ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC's ownership rules would otherwise prohibit that common ownership. As of December 31, 2021 and 2020, the Company does not operate under any JSAs.
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
In 2013, a new PRO was formed named Global Music Rights ("GMR"). GMR has secured the rights to certain copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, instituted antitrust litigation against one another. During the pendency of the litigation, the Company accessed GMR’s library of songs through an interim license, and subsequently entered into a long-term license agreement with GMR in July 2021. In January 2022, RMLC and GMR reached a conditional settlement of the litigation. Under that settlement, GMR offered radio stations which have not otherwise entered into a long-term agreement with GMR the opportunity to enter into a long-term license agreement as negotiated by the RMLC. Notwithstanding the foregoing, the withdrawal of a significant number of musical composition copyright owners from the three established PROs, the emergence of one or more additional PROs in the future, could impact, and in some circumstances increase, our royalty rates and negotiation costs.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $92 million or more; however, the FTC recently announced an increase to the HSR size-of-transaction threshold to $101 million, which will become effective on February 23, 2022. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
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

Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of February 16, 2022:

Name	Age	Position(s)
Mary G. Berner	62	President and Chief Executive Officer
Francisco J. Lopez-Balboa	61	Executive Vice President, Chief Financial Officer
Richard S. Denning	55	Executive Vice President, General Counsel and Secretary
Suzanne M. Grimes	63	Executive Vice President of Corporate Marketing and President of Westwood One
Dave Milner	53	President of Operations
Bob Walker	61	President of Operations
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
Dave Milner is our President of Operations. In this role, he leads operations for our large market portfolio. Mr. Milner joined Cumulus Media in December 2014 as SVP, Operation of the Western Region. Prior to joining Cumulus Media, he was President/Market Manager of iHeart's Sacramento Market. Other key roles in his 29-year broadcasting career include Vice President of Sales for Entercom San Francisco, as well as Clear Channel Portland. He received a bachelor's degree from the University of Oregon.
Bob Walker is our President of Operations. In this role, Bob's responsibility is for the vast majority of the markets where audiences are measured by Nielsen using the Diary methodology or smaller markets with no audience measurement by

Nielsen. He is also the co-Head of the Office of Programming for the Company. Mr. Walker joined Cumulus in January of 2013 as the Senior Vice President of Brand Solutions. Prior to joining Cumulus, Mr. Walker was the Executive Vice President-General Manager at The Weather Channel responsible for the cable network. Mr. Walker began his career with Gannett (now Tegna) at WXIA-TV in Atlanta in 1988 and remained with Gannett for nearly 22 years where he ultimately became President-General Manager. Mr. Walker began his professional career at Arthur Andersen with the Denver office in 1982. He received his Bachelor of Science degree in Business Administration and Management from the University of Colorado-Boulder.
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
We face various risks related to health epidemics, pandemics and similar outbreaks, such as the global outbreak of COVID-19. The COVID-19 global pandemic has negatively impacted the economy, disrupted consumer spending and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic may continue to have an adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it has on the economy and economic activity, changes in advertising customers and consumer behavior, impact of governmental regulations that might be imposed in response to the pandemic, its short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.

The COVID-19 pandemic has had, and will continue to have, a widespread and broad reaching effect on the economy and could have adverse impacts on national and local businesses that we currently rely on with respect to our operations, which has resulted and could continue to result in a decrease in advertising spend and/or heighten the risk with respect to the collectability of our accounts receivable. Additionally, as a result of the COVID-19 pandemic, we previously experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events. The ultimate impact of these disruptions, including the extent of their adverse effect on our financial and operational results, could be be increased by the reoccurrence of such disruptions or the length of time that such disruptions continue, which will, in turn, depend on the currently unknown duration of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that might be imposed in response to the pandemic.

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
We have approximately 9,500 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.
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
We also from time to time enter into agreements with on-air personalities with large loyal audiences in their individual markets and within the Westwood One network to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in losses of audience share in that particular market which, in turn, could adversely affect revenues in that particular market.
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
Some competing media companies are larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. In addition, any future relaxation of ownership rules by the FCC could remove existing barriers to competition from other media companies who might purchase radio stations in our markets. As a result of all the foregoing, there can be no assurance that the competitive environment will not affect us, and that any one or all of our stations will be able to maintain or increase advertising revenue market share.

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
Certain of our variable debt uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain commonly used LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates. The Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate as the recommended alternative to LIBOR.

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
As of December 31, 2021, our FCC licenses comprised 48.0% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC 350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2020, we recorded a total impairment charge on our FCC licenses of $4.5 million which is recorded within Impairment of Intangible Assets within our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.
Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results. We also maintain reserves to cover the uncollectibility of a portion of our accounts receivable. There can be no assurance that such bad debt reserves will be sufficient.
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
The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one of our stations is improperly interfering with that licensee's station. There can be no assurance as to how the FCC might resolve such a dispute. These FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on our business and results of operations.
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
The Company is subject to many rules and regulations that govern the operations of its radio stations, and these rules may change from time to time. The FCC may impose fines, shorten license renewal terms, or in rare cases fail to renew licenses, in response to rule violations. It also is not uncommon for a radio station and the FCC to seek to settle alleged rule violations prior to the issuance of an order that would impose fines and other penalties, but such settlements or consent decrees usually result in the station owner paying money to the FCC. The Company has been subject to FCC penalties in the past, and notwithstanding the efforts by the Company to prevent violations of FCC rules and regulations, it is likely that the Company will continue to be subject to such penalties (whether through the issuance of orders by the FCC or the execution of settlement agreements) given the number of radio stations owned and operated by the Company, and those penalties could be substantial.
FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($445,445 for a single violation, up to a maximum of $4,111,796 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
The FCC increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently increased its enforcement with respect to failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Similarly, the FCC has sought to impose substantial fines on broadcasters who transmit Emergency Alert System ("EAS") codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, in 2015, it imposed a fine of $1 million on a radio broadcaster, and in 2019, it imposed a fine of $395,000 on a television network, in each case based on a determined misuse of EAS tones.
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
•increased competition in and with the radio broadcasting industry and our ability to respond to changes in technology in order to remain competitive;
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Ninth Circuit (No. 20-56134). The plaintiffs continue to have certain appeal rights with respect to the ruling. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The Company intends to vigorously defend itself in the appeal. The October 15, 2021 order and/or the pending appeal may not foreclose other parties from asserting similar claims against the Company. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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
Market Information for Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock. As of February 16, 2022, there were approximately 196 holders of record of our Class A common stock and 53 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock or repurchased stock since our inception. We may in the future pay dividends on our common stock and/or repurchase stock depending on many factors, including, but not limited to, our earnings, financial condition and business environment, at the discretion of our Board of Directors. Also, we are currently subject to certain restrictions under the terms of our credit agreements with respect to the payment of dividends. For a more detailed discussion of the restrictions in our credit agreements, see Note 7, "Long-Term Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
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
Our Business and Operating Overview
CUMULUS MEDIA is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 406 owned-and-operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the CUMULUS Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees.
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
We generate revenue across the following three major revenue streams:
Broadcast radio revenue. Most of our revenue is generated through the sale of terrestrial, broadcast radio advertising time to local, regional, and national clients. Local spot and regional spot advertising is sold by Cumulus-employed sales personnel. National spot advertising for our owned and operated stations is marketed and sold by both our internal national sales team and Katz Media Group, Inc., in an outsourced arrangement.

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
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of digital marketing services such as, email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
Other revenue. Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing content, imputed tower rental income, satellite rental income, revenues from our digital commerce platform, and proprietary software licensing.
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
In determining Adjusted EBITDA, we exclude the following from net income (loss): interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations or early extinguishment of debt, local marketing agreement fees, restructuring costs, expenses relating to acquisitions and divestitures, non-routine legal expenses incurred in connection with certain litigation matters, and non-cash impairments of assets, if any.
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

	Year ended December 31, 2021	Year Ended December 31, 2020	2021 vs 2020 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$916,467	$816,218	$100,249	12.3%
Content costs	358,691	337,078	21,613	6.4%
Selling, general & administrative expenses	376,832	367,695	9,137	2.5%
Depreciation and amortization	53,545	52,290	1,255	2.4%
Local marketing agreement fees	1,075	3,149	(2,074)	-65.9%
Corporate expenses	74,824	49,199	25,625	52.1%
(Gain) loss on sale of assets or stations	(17,616)	8,761	(26,377)	N/A
Impairment of capitalized software development costs	—	4,139	(4,139)	-100.0%
Impairment of intangible assets	—	4,509	(4,509)	-100.0%
Operating income (loss)	69,116	(10,602)	79,718	N/A
Interest expense	(67,847)	(68,099)	252	-0.4%
Gain on early extinguishment of debt	20,000	—	20,000	N/A
Other expense, net	(1,009)	(267)	(742)	277.9%
Income (loss) before income taxes	20,260	(78,968)	99,228	N/A
Income tax (expense) benefit	(2,982)	19,249	(22,231)	N/A
Net income (loss)	$17,278	$(59,719)	$76,997	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$134,857	$81,257	$53,600	66.0%

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
Net Revenue
Net revenue for the year ended December 31, 2021 compared to Net revenue for the year ended December 31, 2020 increased as national and local broadcast advertising revenue strengthened from COVID-19 economic recovery. In addition, digital advertising revenue increased which was driven by growth in streaming and podcasting. Higher trade and remote/event revenue resulted from the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19. These increases were offset by lower political revenue from election cycle seasonality.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the year ended December 31, 2021 compared to Content costs for the year ended December 31, 2020 increased primarily as a result of higher broadcast rights fees associated with the return of sporting events in 2021 that were canceled or postponed in 2020 because of COVID-19, higher revenue share costs driven by increased revenue and an increase in digital advertising costs attributed to digital growth. These increases were partially offset by lower spend on third-party station inventory, lower personnel costs, both internally and externally, related to cost-saving actions and station dispositions and the cancellation of our news service subscription resulting from the elimination of Westwood One News during the third quarter of 2020.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the year ended December 31, 2021 compared to Selling, general and administrative expenses for the year ended December 31, 2020 increased from higher incentive accruals, based on revenue growth and improved Company performance, and higher trade expenses primarily related to the return of sporting and other events in 2021 that were canceled or postponed in 2020 because of COVID-19. These increases were partially offset by lower bad debt expense.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2021 compared to Depreciation and amortization for the year ended December 31, 2020 remained generally consistent period over period.
Local Marketing Agreement Fees
Local marketing agreements are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the year ended December 31, 2021 compared to LMA fees for the year ended December 31, 2020 decreased as the Company ceased programming for KESN-FM under the LMA agreement which ended in October 2020.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the year ended December 31, 2021 compared to Corporate expenses for the year ended December 31, 2020 increased primarily as a result of higher personnel costs, including incentive and stock-based compensation expense which were driven by Company performance and temporary cost-saving actions implemented during 2020 that did not recur in 2021, and a legal settlement.
(Gain) Loss on Sale or Disposal of Assets or Stations
The Gain on sale or disposal of assets or stations for the year ended December 31, 2021 of $17.6 million was primarily driven by the Nashville Sale and insurance proceeds received for 2020 hurricane damage which were slightly offset by fixed asset dispositions. See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the Nashville Sale.
The Loss on sale or disposal of assets or stations for the year ended December 31, 2020 of $8.8 million was primarily a result of the sale of certain land located in Bethesda, MD used in conjunction with the Company's Washington, D.C. operations to Toll Brothers (the "DC Land"), fixed asset dispositions related to the exit of certain facilities and the sale of WABC-AM in New York, NY, to Red Apple Media, Inc. (the "WABC Sale"). See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the WABC Sale and the sale of the DC Land.
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
Interest Expense
Total interest expense for the year ended December 31, 2021 decreased as compared to total interest expense for the year ended December 31, 2020. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change
Term Loan due 2026	$19,354	$25,682	$(6,328)
6.75% Senior Notes	30,456	33,237	(2,781)
2020 Revolving Credit Facility	274	812	(538)
Financing liabilities	14,238	3,969	10,269
Other, including debt issue cost amortization and write-off	3,525	4,399	(874)
Interest expense	$67,847	$68,099	$(252)
Income Tax Benefit (Expense)
For the year ended December 31, 2021, we recorded an income tax expense of $3.0 million on pre-tax book income of $20.3 million. The income tax expense recorded for the year ended December 31, 2021 was primarily the result of federal, state and local income taxes, PPP loan forgiveness, and the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking.
For the year ended December 31, 2020, we recorded income tax benefit of $19.2 million on pre-tax book loss of $79.0 million. The income tax benefit recorded for the year ended December 31, 2020 was primarily the result of federal, state and local income taxes.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2021 compared to Adjusted EBITDA for the year ended December 31, 2020 increased.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
GAAP net income (loss)	$17,278	$(59,719)
Income tax expense (benefit)	2,982	(19,249)
Non-operating expenses, including net interest expense	68,856	68,366
Local marketing agreement fees	1,075	3,149
Depreciation and amortization	53,545	52,290
Stock-based compensation expense	5,191	3,337
(Gain) loss on sale of assets or stations	(17,616)	8,761
Impairment of capitalized software development costs	—	4,139
Impairment of intangibles	—	4,509
Restructuring costs	14,604	14,859
Non-routine legal expenses	8,257	—
Gain on early extinguishment of debt	(20,000)	—
Franchise taxes	685	815
Adjusted EBITDA	$134,857	$81,257
Segment Results of Operations

The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment.

Liquidity and Capital Resources
As of December 31, 2021 and 2020, we had $177.0 million and $271.8 million, respectively, of cash and cash equivalents. We generated cash from operating activities of $68.5 million and $33.2 million, respectively, for the years ended December 31, 2021 and 2020.
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
Although there is uncertainty related to the anticipated impact of the COVID-19 pandemic on the Company's future results, we believe our business model, our current cash reserves and the recent steps we have taken to strengthen our balance sheet, such as the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"), sale of land in Bethesda, MD, Nashville Sale, and the PPP Loans, will help us manage our business and anticipated liquidity needs. See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the Nashville Sale, Tower Sale and the sale of the land in Bethesda, MD. See Note 7, "Long-Term Debt," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the PPP Loans.

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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2021, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 26, 2026.
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
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. On August 7, 2020, the Company entered into an agreement with Vertical Bridge REIT, LLC, for the Tower Sale. On September 30, 2020, pursuant to the Term Loan due 2026, the Company was required to pay down at closing of the Tower Sale $49.0 million. As a result of the pay down, the Company wrote-off approximately $0.4 million of debt issuance costs related to the Term Loan due 2026.
The Company was also required by the provisions of the Term Loan due 2026 to prepay any remaining amounts of the net proceeds from the Tower Sale and the Company's previously announced sale of land in Bethesda, MD, in June 2020 (the "DC Land Sale" and, together with the Tower Sale, the "Sale") not reinvested in accordance with the Term Loan. On May 25, 2021, the Company repaid approximately $89 million of its Term Loan due 2026 related to this mandatory prepayment obligation. Approximately $65 million of the prepayment related to the Land Sale and approximately $23 million of the prepayment related to the Tower Sale. Additionally, as a result of the expiration of the May 2021 Tender Offer (as defined below), the Company applied the untendered amount of approximately $23 million towards an incremental prepayment of the Term Loan due 2026. In conjunction with the prepayments, the Company wrote-off approximately $0.9 million of debt issuance costs related to the Term Loan due 2026.
As of December 31, 2021, we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of December 31, 2021, $4.3 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2021, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
The Issuer may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, on or after July 1, 2022, at the following prices:

Year	Price
2022	103.3750%
2023	101.6875%
2024 and thereafter	100.0000%

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

The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of December 31, 2021, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
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
Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the years ended December 31, 2021 and 2020, respectively (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Repayments of borrowings under Term Loan due 2026	$113,171	$54,277
Repayments of borrowings under 6.75% Senior Notes	$3,141	$47,164
Interest payments	$59,666	$62,513
Capital expenditures	$29,091	$14,868
Net Cash Provided by Operating Activities

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash provided by operating activities	$68,518	$33,210
Net cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 increased primarily as a result of higher income offset by overall net decreases in non-cash items and the impact of COVID-19 on sales.
Net Cash (Used in) Provided by Investing Activities

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash (used in) provided by investing activities	$(1,541)	$64,359
For the year ended December 31, 2021, net cash used in investing activities consists primarily of capital expenditures and the purchase of affiliate advertising relationships, which were mostly offset by proceeds from the Nashville Sale. For additional detail about the purchase of affiliate advertising relationships and the Nashville Sale, see Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.
For the year ended December 31, 2020, net cash provided by investing activities primarily includes the proceeds received from the sales of the DC Land and WABC partially offset by capital expenditures. For additional detail about the sale of the DC Land and the WABC Sale, see Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K.

Net Cash (Used in) Provided by Financing Activities

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Net cash (used in) provided by financing activities	$(161,710)	$157,185
For the year ended December 31, 2021, net cash used in financing activities is primarily comprised of the total $115.0 million mandatory prepayments required by the terms of the Company's debt agreements from the proceeds of the DC Land and Tower Sales and a $60.0 million voluntary pay down of the total amount previously outstanding under the 2020 Revolving Credit Agreement. In addition, the Company paid $3.0 million of contingent consideration related to an asset acquisition. These payments were partially offset by the proceeds received from the PPP loans. See Note 7, "Long-Term Debt," for further discussion of the mandatory prepayments related to the remaining net proceeds from the asset sales described above, voluntary pay down of the amount previously outstanding under the 2020 Revolving Credit Agreement, and the PPP Loans. See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the DC Land and Tower Sales and the asset acquisition.
For the year ended December 31, 2020, net cash used in financing activities primarily reflects $202.3 million of cash received from the Tower Sale, after transaction costs and closing adjustments, and $60.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement partially offset by the $49 million pay down of the Term Loan due 2026 and the $47.2 million pay down of the 6.75% Senior Notes as a result of the Tender Offer, each as required at closing of the Tower Sale.
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
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Broadcast radio revenue is recognized as commercials are broadcast. Digital podcasting and streaming revenues are recognized when the advertisements are delivered. Revenues for digital marketing services are recognized over time as the services are provided depending on the terms of the contract. Remote and event revenues are recognized at the time services, for example hosting an event, are delivered.
Revenues are recorded on a net basis, after the deduction of advertising agency fees. In those instances, in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue on a net basis with no corresponding operating expenses.
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
Intangible Assets
As of December 31, 2021, we had approximately $962.3 million of indefinite-lived and definite-lived intangible assets, which represented approximately 56.0% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicated that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations. See Note 5, "Intangible Assets," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual and interim impairment tests performed of our indefinite-lived intangible assets.
The Company's definite-lived intangible assets consist primarily of affiliate and producer relationships, which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company's future cash flows.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2021 and 2020, was $5.2 million and $3.3 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
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

Legal Proceedings
We have been, and expect in the future to be, a party to various legal proceedings, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. Resolution of any legal proceedings in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results. For more information, see Note 14, "Commitments and Contingencies," in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $39.2 million and $34.2 million, respectively; and (2) trade and barter expenses of $39.0 million and $33.6 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2021.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

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
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Francisco J. Lopez-Balboa

President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2022 Annual Meeting of Stockholders expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K ("2022 Proxy Statement").

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2022 Proxy Statement.
Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2021, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	735,895	$19.91	1,858,914
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	735,895	$19.91	1,858,914

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Information about the Board of Directors" in our 2022 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item, is incorporated by reference to the information to be set forth under the caption "Proposal No. 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" in our 2022 Proxy Statement.

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
(3) Exhibits
EXHIBIT INDEX

2.1	First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Second Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 3, 2021)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3	Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.5	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Warrant Agreement, dated as of June 4, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.4 *	2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020)

10.5 *	Description of 2021 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2021)

10.6 *	Description of 2022 Quarterly Incentive Plan

10.7 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive)

10.8 *	Form of Restricted Stock Unit Agreement (Senior Executive)

10.9 *	Form of Stock Option Agreement

10.10 *	Form of Restricted Stock Unit Agreement (Director)

10.11 *	Form of Stock Option Agreement (Director)

10.12 *	Form of Cash Based Performance Unit Agreement (Non-Senior Executive)

10.13 *	Form of Cash Based Performance Unit Agreement (Senior Executive)

10.14*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.15*	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.16*	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.17 *	Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.18 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.19 *	Employment Agreement, dated as of August 1, 2020, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2020)

10.20 *	Employment Agreement, dated as of January 1, 2015, by and between Cumulus Media Inc. and Robert J. Walker

10.21 *	First Amendment to Employment Agreement, dated February 19, 2016, by and between Cumulus Media Inc. and Robert J. Walker

10.22 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Robert J. Walker

10.23 *	Third Amendment to Employment Agreement, dated September 26, 2017, by and between Cumulus Media Inc. and Robert J. Walker

10.24 *	Fourth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Robert J. Walker

10.25 *	Employment Agreement, dated as of July 21, 2014, by and between Cumulus Media Inc. and Dave Milner

10.26 *	Third Amendment to Employment Agreement, dated August 12, 2016, by and between Cumulus Media Inc. and Dave Milner.

10.27 *	Fourth Amendment to Employment Agreement, dated September 17, 2016, by and between Cumulus Media Inc. and Dave Milner

10.28 *	Fifth Amendment to Employment Agreement, dated December 10, 2018, by and between Cumulus Media Inc. and Dave Milner

10.29 *	Sixth Amendment to Employment Agreement, dated September July 1, 2021, by and between Cumulus Media Inc. and Dave Milner

10.30	Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.31	ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.32	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s
Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

21.1 **	Subsidiaries

23.1 **	Consent of PricewaterhouseCoopers LLP

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2022.

CUMULUS MEDIA INC.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and Director	February 23, 2022
Mary G. Berner

/s/ Francisco J. Lopez-Balboa	Executive Vice President, Chief Financial Officer	February 23, 2022
Francisco J. Lopez-Balboa

/s/ Andrew W. Hobson	Director	February 23, 2022
Andy W. Hobson

/s/ David M. Baum	Director	February 23, 2022
David M. Baum

/s/ Matthew C. Blank	Director	February 23, 2022
Matthew C. Blank

/s/ Thomas H. Castro	Director	February 23, 2022
Thomas H. Castro

/s/ Joan Hogan Gillman	Director	February 23, 2022
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	February 23, 2022
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years ended December 31, 2021 and 2020 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

FCC Broadcast Licenses Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite- lived intangible assets include Federal Communications Commission (“FCC”) broadcast licenses of $823.9 million as of December 31, 2021. Management performs annual impairment testing as of December 31 of each year and on an interim basis if events or circumstances indicate that the indefinite-lived intangible assets may be impaired. Management determined that the geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore management has combined the FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, management utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). Management’s projections used in the Greenfield Method for its FCC broadcast licenses included significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate.

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
February 23, 2022
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$177,028	$271,761
Accounts receivable, less allowance for doubtful accounts of $5,816 and $6,745 at December 31, 2021 and 2020, respectively	196,934	201,275
Trade receivable	1,898	1,986
Prepaid expenses and other current assets	30,656	27,942
Total current assets	406,516	502,964
Property and equipment, net	191,520	208,692
Operating lease right-of-use assets	142,937	157,568
Broadcast licenses	823,905	825,590
Other intangible assets, net	138,390	144,387
Deferred income tax assets	6,356	7,779
Other assets	7,758	12,758
Total assets	$1,717,382	$1,859,738
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$109,669	$94,128
Current portion of operating lease liabilities	28,395	28,121
Trade payable	1,750	1,537
Current portion of term loan due 2026	—	5,250
Total current liabilities	139,814	129,036
2020 revolving credit facility	—	60,000
Term loan due 2026, net of debt issuance costs of $2,404 and $3,850 at December 31, 2021 and 2020, respectively	353,836	460,311
6.75% senior notes, net of debt issuance costs of $4,607 and $5,486 at December 31, 2021 and 2020, respectively	445,088	447,350
Operating lease liabilities	125,638	129,273
Financing liabilities, net	219,649	222,802
Other liabilities	13,860	13,375
Total liabilities	1,297,885	1,462,147
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 18,789,029 and 18,135,956 shares issued; 18,558,719 and 17,961,734 shares outstanding at December 31, 2021 and 2020, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 1,964,764 and 2,416,253 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Treasury stock, at cost, 230,310 and 174,222 shares at December 31, 2021 and 2020, respectively	(2,977)	(2,414)
Additional paid-in-capital	342,233	337,042
Retained earnings	80,241	62,963
Total stockholders' equity	419,497	397,591
Total liabilities and stockholders' equity	$1,717,382	$1,859,738

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Year Ended
	December 31, 2021	December 31, 2020
Net revenue	$916,467	$816,218
Operating expenses:
Content costs	358,691	337,078
Selling, general & administrative expenses	376,832	367,695
Depreciation and amortization	53,545	52,290
Local marketing agreement fees	1,075	3,149
Corporate expenses	74,824	49,199
(Gain) loss on sale or disposal of assets or stations	(17,616)	8,761
Impairment of capitalized software development costs	—	4,139
Impairment of intangible assets	—	4,509
Total operating expenses	847,351	826,820
Operating income (loss)	69,116	(10,602)
Non-operating expense:
Interest expense	(67,847)	(68,099)
Gain on early extinguishment of debt	20,000	—
Other expense, net	(1,009)	(267)
Total non-operating expense, net	(48,856)	(68,366)
Income (loss) before income taxes	20,260	(78,968)
Income tax (expense) benefit	(2,982)	19,249
Net income (loss)	$17,278	$(59,719)
Basic and diluted earnings (loss) per common share (see Note 12, "Earnings (Loss) Per Share"):
Basic: Earnings (Loss) per share	$0.84	$(2.94)
Diluted: Earnings (Loss) per share	$0.83	$(2.94)
Weighted average basic common shares outstanding	20,482,547	20,317,064
Weighted average diluted common shares outstanding	20,932,782	20,317,064
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2021 and 2020
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2019	15,681,439	$—	1,926,848	$—	68,658	$(1,171)	$333,705	$122,682	$455,216
Net loss	—	—	—	—	—	—	—	(59,719)	(59,719)
Shares returned in lieu of tax payments	—	—	—	—	105,564	(1,243)	—	—	(1,243)
Conversion of Class B common stock	196,910	—	(196,910)	—	—	—	—	—	—
Exercise of warrants	1,844,367	—	686,315	—	—	—	—	—	—
Issuance of common stock	239,018	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,337	—	3,337
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net income	—	—	—	—	—	—	—	17,278	17,278
Shares returned in lieu of tax payments	—	—	—	—	56,088	(563)	—	—	(563)
Conversion of Class B common stock	451,489	—	(451,489)	—	—	—	—	—	—
Issuance of common stock	145,496	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,191	—	5,191
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$17,278	$(59,719)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,545	52,290
Amortization and write-off of debt issuance costs	2,816	3,507
Provision for doubtful accounts	547	7,776
(Gain) loss on sale of assets or stations	(17,616)	8,761
Impairment of intangible assets	—	4,509
Impairment of capitalized software development costs	—	4,139
Deferred income taxes	1,423	(28,816)
Stock-based compensation expense	5,191	3,337
Gain on early extinguishment of debt	(20,000)	—
Non-cash interest expense on financing liabilities	4,055	1,624
Non-cash imputed rental income	(4,501)	(1,117)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	4,531	33,898
Trade receivable	88	525
Prepaid expenses and other current assets	(3,804)	3,098
Operating leases	11,334	6,010
Other assets	3,994	(4,428)
Accounts payable and accrued expenses	12,596	(4,809)
Trade payable	213	(786)
Other liabilities	(3,172)	3,411
Net cash provided by operating activities	68,518	33,210
Cash flows from investing activities:
Proceeds from sale of assets or stations	33,518	78,700
Asset acquisition	(7,000)	—
Proceeds from insurance reimbursement	1,032	527
Capital expenditures	(29,091)	(14,868)
Net cash (used in) provided by investing activities	(1,541)	64,359
Cash flows from financing activities:
Repayment of borrowings under term loan due 2026	(113,171)	(54,277)
Repayment of borrowings under 6.75% senior notes	(3,141)	(47,164)
Borrowings under the 2020 revolving credit facility	—	60,000
Repayments of borrowings under the 2020 revolving credit facility	(60,000)	—
Proceeds from PPP loans	20,000	—
Payment of contingent consideration	(3,000)	—
Financing costs	—	(493)
Shares returned in lieu of tax payments	(563)	(1,243)
Transaction costs for financing liability	(7)	(3,152)
Proceeds from financing liability	2,635	205,442
Repayments of financing liabilities	(4,183)	(1,590)
Repayments of finance lease obligations	(280)	(338)
Net cash (used in) provided by financing activities	(161,710)	157,185
(Decrease) increase in cash and cash equivalents	(94,733)	254,754
Cash and cash equivalents at beginning of period	271,761	17,007
Cash and cash equivalents at end of period	$177,028	$271,761

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
Nature of Business
CUMULUS MEDIA is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. CUMULUS MEDIA engages listeners with high-quality local programming through 406 owned-and-operated radio stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the CUMULUS Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. CUMULUS MEDIA provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. CUMULUS MEDIA is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the year ended December 31, 2021, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity. During the years ended December 31, 2021 and 2020, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).
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
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2021 and 2020, assets held for sale were not material.
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
Intangible Assets
As of December 31, 2021, the Company's intangible assets were comprised of Federal Communications Commission ("FCC") licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Broadcast radio revenue is recognized as commercials are broadcast. Digital podcasting and streaming revenues are recognized when the advertisements are delivered. Revenues for digital marketing services are recognized over time as the services are provided depending on the terms of the contract. Remote and event revenues are recognized at the time services, for example hosting an event, are delivered.
Revenues are recorded on a net basis, after the deduction of advertising agency fees. In those instances, in which the Company functions as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where the Company functions as an agent or sales representative, the effective commission is presented as revenue on a net basis with no corresponding operating expenses.
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2021 and 2020, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $39.2 million and $34.2 million, respectively; and (2) trade and barter expenses of $39.0 million and $33.6 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, the advertising costs incurred were $4.2 million and $4.0 million, respectively.
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
As of December 31, 2021 and 2020, the Company operated one radio station under LMA. The Company ceased programming for KESN-FM under the LMA agreement which ended in October 2020. For the years ended December 31, 2021 and 2020, the stations operated under LMAs contributed $0.5 million and $2.5 million, respectively, to the consolidated net revenue of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2021 and 2020, was $5.2 million and $3.3 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.

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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding, including warrants. The Company allocates undistributed net income (loss) from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company's third amended and restated certificate of incorporation, as amended (the "Charter").
Diluted earnings per share is computed in the same manner as basic earnings (loss) per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and outstanding warrants to purchase common stock. Potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. Under the two-class method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings (loss) for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.
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

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Supplemental disclosures of cash flow information:
Interest paid	$59,666	$62,513
Income taxes paid	6,198	5,775

Supplemental disclosures of non-cash flow information:
Trade revenue	$39,227	$34,203
Trade expense	39,040	33,604
Non-cash principal change in financing liabilities	(108)	638
PPP loan forgiveness	20,000	—
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
2. Acquisitions and Dispositions
Nashville Sale
On June 10, 2021, the Company entered into an agreement to sell certain land, a single-story building and certain related equipment in the Company's Nashville, TN market ("Nashville Sale") to a third party. The transaction closed on August 2, 2021. The Company recorded a gain on the Nashville Sale of $20.8 million which is included in the (Gain) loss on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2021.
Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable. The Company paid $3.0 million of the contingent consideration in December 2021. The fair value of the remaining contingent consideration was reassessed as of December 31, 2021 and no change to the fair value was deemed necessary. The fair value of the remaining contingent consideration is classified as Level 3 within the fair value hierarchy.
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
On June 30, 2021, the Company completed the final closing of the Tower Sale for net proceeds of $2.6 million. See Note 13, "Leases" for further discussion related to the Company's failed sale-leasebacks as of December 31, 2021.
DC Land Sale
On June 24, 2020, the Company completed the previously announced sale of certain land located in Bethesda, MD used in conjunction with the Company's Washington, DC operations to Toll Brothers (the "DC Land"). The sale generated net proceeds of $71.3 million, $5.0 million of which was received in 2019. The Company recorded a loss on the sale of the DC Land of $3.7 million which is included in the (Gain) loss on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2020.
WABC Sale
On March 1, 2020, the Company completed the previously announced WABC Sale (as defined below) for $12.0 million in cash. The Company recorded a loss on the WABC Sale of $0.9 million which is included in the (Gain) loss on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2020.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following tables present revenues disaggregated by revenue source (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Broadcast radio revenue:
Spot	$457,607	$431,225
Network	252,567	232,820
Total broadcast radio revenue	710,174	664,045
Digital	126,874	85,963
Other	79,419	66,210
Net revenue	$916,467	$816,218
Broadcast Radio Revenue
Most of our revenue is generated through the sale of terrestrial, broadcast radio spot advertising time to local, regional, and national clients. In addition to local, regional and national spot advertising revenues, we monetize our available inventory in the network sales marketplace. To effectively deliver network advertising for our customers, we distribute content and programming through third party affiliates to reach a broader national audience.
Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We operate streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across local radio station websites, mobile applications, and ancillary custom client microsites. We also sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. In addition, we sell an array of digital marketing services such as, email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
Other Revenue
Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing content, imputed tower rental income, satellite rental income, revenues from our digital commerce platform, and proprietary software licensing.
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
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. As of December 31, 2021 and 2020, the Company recorded an asset of approximately $6.7 million and $5.8 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the years ended December 31, 2021 and 2020, was $6.4 million and $7.2 million, respectively. No impairment losses have been recognized in the fiscal years ended December 31, 2021 and 2020.

4. Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life	December 31, 2021	December 31, 2020
Land	N/A	$62,649	$73,251
Broadcasting and other equipment	5 to 7 years	109,592	101,204
Computer and capitalized software costs	1 to 3 years	32,534	29,216
Furniture and fixtures	5 years	7,078	6,733
Leasehold improvements	5 years	27,856	28,630
Buildings	5 to 20 years	29,988	30,052
Construction in progress	N/A	17,861	10,789
Property and equipment, gross		287,558	279,875
Less: accumulated depreciation		(96,038)	(71,183)
Property and equipment, net		$191,520	$208,692
Depreciation expense for the years ended December 31, 2021 and 2020, was $31.7 million and $31.8 million, respectively.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company's strategic reassessment of a customized technology project resulted in a $4.1 million impairment of capitalized internally developed software costs which is recorded in the Impairment of Capitalized Software Development Costs financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2020. There was no impairment of capitalized internally developed software costs for the year ended December 31, 2021.

5. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2021 and 2020 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2019	$830,490	$19,921	$130,000	$32,000	$13,721	$11,191	$1,037,323
Impairment charges	(4,509)	—	—	—	—	—	(4,509)
Dispositions	(391)	(161)	—	—	(129)	(131)	(812)
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002

Accumulated Amortization
Balance as of December 31, 2019	$—	$—	$(18,712)	$(10,133)	$(2,414)	$(11,191)	$(42,450)
Amortization Expense	—	—	(11,818)	(6,400)	(1,520)	—	(19,738)
Dispositions	—	—	—	—	32	131	163
Balance as of December 31, 2019	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Net Book Value as of December 31, 2020	$825,590	$19,760	$99,470	$15,467	$9,690	$—	$969,977

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002
Assets held for sale	(185)	(2)	—	—	(2)	(1)	(190)
Acquisition	—	—	15,000	—	—	—	15,000
Dispositions	(1,500)	(9)	—	—	(10)	(6)	(1,525)
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287

Accumulated Amortization
Balance as of December 31, 2020	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Amortization Expense	—	—	(13,068)	(6,400)	(1,509)	—	(20,977)
Assets held for sale	—	—	—	—	—	1	1
Dispositions	—	—	—	—	3	6	9
Balance as of December 31, 2020	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Net Book Value as of December 31, 2021	$823,905	$19,749	$101,402	$9,067	$8,172	$—	$962,295
Total amortization expense related to the Company's definite-lived intangible assets was $21.0 million and $19.7 million, for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2022	$22,727
2023	18,994
2024	16,327
2025	16,327
2026	15,077
Thereafter	29,189
Total definite-lived intangibles, net	$118,641
Impairment Testing
The Company performs annual impairment testing of its indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. At the time of each impairment test, if the fair value of the indefinite-lived intangible is less than its carrying amount, an impairment charge is recorded. As a result of the annual trademark impairment tests, there was no impairment in 2021 or 2020. The FCC license impairment test results are discussed below.
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
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2021	December 31, 2020
Discount rate	7.0%	7.3%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	20% – 30%	20% – 30%
As a result of the annual impairment test as of December 31, 2021 and 2020, there was no impairment of broadcast licenses.

As of December 31, 2021, the FCC license fair value of two of the Company's 86 geographical markets exceeded the respective carrying amount by less than 10%. The aggregate carrying amount of the licenses relating to these markets was $22.6 million.
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
Interim Impairment Test
During the second quarter of 2020, management considered the current and expected future economic and market conditions surrounding COVID-19, its adverse impact on the trading value of the Company's publicly-traded equity and on the Company's second quarter 2020 results, the continuing uncertainty surrounding the duration and magnitude of the economic impact of the pandemic and other potential indicators of impairment and determined a triggering event occurred which necessitated an interim impairment test as of June 30, 2020.
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
As a result of the interim impairment test as of June 30, 2020, the Company recorded a non-cash impairment charge of $4.5 million. The impairment charge is included in the Impairment of Intangible Assets financial statement line item within the Consolidated Statements of Operations for the year ended December 31, 2020.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	December 31, 2021	December 31, 2020
Accrued employee costs	$36,570	$20,638
Accrued third party content costs	22,250	23,470
Accounts payable	4,891	5,250
Financing liability	6,157	5,157
Accrued other	39,801	39,613
Total accounts payable and accrued expenses	$109,669	$94,128
7. Long-Term Debt
The Company's long-term debt consisted of the following (dollars in thousands):

	December 31, 2021	December 31, 2020
Term Loan due 2026	$356,240	$469,411
Less: current portion of Term Loan due 2026	—	(5,250)
6.75% Senior Notes	449,695	452,836
2020 Revolving Credit Facility	—	60,000
Less: Total unamortized debt issuance costs	(7,011)	(9,336)
Total long-term debt, net, excluding current maturities	$798,924	$967,661
Future maturities of the Term Loan due 2026 and 6.75% Senior Notes are as follows (dollars in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	805,935
Total	$805,935
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2021, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 26, 2026.
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
The Company was also required by the provisions of the Term Loan due 2026 to prepay any remaining amounts of the net proceeds from the Tower Sale and the sale of the DC Land in June 2020 not reinvested in accordance with the Term Loan. On May 25, 2021, the Company repaid approximately $89 million of its Term Loan due 2026 related to this mandatory prepayment obligation. Approximately $65 million of the prepayment related to the sale of the DC Land and approximately $23 million of the prepayment related to the Tower Sale. Additionally, as a result of the expiration of the May 2021 Tender Offer (as defined below), the Company applied the untendered amount of approximately $23 million towards an incremental prepayment of the Term Loan due 2026. In conjunction with the prepayments, the Company wrote-off approximately $0.9 million of debt issuance costs related to the Term Loan due 2026.
As of December 31, 2021, we were in compliance with all required covenants under the Refinanced Credit Agreement.

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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of December 31, 2021, $4.3 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2021, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.

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
The Issuer may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, on or after July 1, 2022, at the following prices:

Year	Price
2022	103.3750%
2023	101.6875%
2024 and thereafter	100.0000%

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
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. As of December 31, 2021, the Issuer was in compliance with all required covenants under the Indenture. A default under the 6.75% Senior Notes could cause a default under the Refinanced Credit Agreement.
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
Paycheck Protection Program
The Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") and the Consolidated Appropriations Act (collectively, the "COVID-19 Relief Measures") were enacted in response to the COVID-19 pandemic. The COVID-19 Relief Measures and related notices include several significant provisions, including delaying certain payroll tax payments and providing eligibility for loans under the Paycheck Protection Program for public broadcasting entities meeting specified requirements. In light of the uncertainties that the COVID-19 pandemic continued to present to the Company, the media industry, and the economy, in general, certain subsidiaries of the Company received unsecured loans in an aggregate principal amount of $20.0 million during the first half of 2021 under the Paycheck Protection Program (or "PPP") evidenced by promissory notes with Fifth Third Bank. Those loans (the "PPP Loans"), which provided additional liquidity for the Company’s subsidiaries, had various maturity dates through April 1, 2026 and accrued interest at an annual rate of 1.0%. Principal and interest payments were deferred, with interest accruing, until after the period in which the Company applied for loan forgiveness pursuant to the PPP. In October 2021, the Company received confirmation from Fifth Third Bank that the Small Business Administration approved the Company’s PPP Loan forgiveness applications for the total outstanding principal amount of PPP loans and all of the related interest.
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
The following table shows the gross amount and fair value of the Term Loan due 2026 and the 6.75% Senior Notes (dollars in thousands):

	December 31, 2021	December 31, 2020
Term Loan due 2026:
Gross value	$356,240	$469,411
Fair value - Level 2	355,795	460,023
6.75% Senior Notes:
Gross value	$449,695	$452,836
Fair value - Level 2	466,559	464,157
As of December 31, 2021, the Company used trading prices from a third party of 99.88% and 103.75% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2020, the Company used trading prices from a third party of 98.00% and 102.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The fair value of the Company's 2020 Revolving Credit Facility as of December 31, 2020 approximated its carrying amount as a result of the market interest rates of this item and is classified as Level 3 within the fair value hierarchy. No amounts were drawn under the Company's 2020 Revolving Credit Facility as of December 31, 2021.
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
As of December 31, 2021, the Company had 20,753,793 aggregate issued shares of common stock, and 20,523,483 outstanding shares consisting of: (i) 18,789,029 issued shares and 18,558,719 outstanding shares designated as Class A common stock; and (ii) 1,964,764 issued and outstanding shares designated as Class B common stock.
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
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2021 and 2020, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2021 and 2020:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of December 31, 2019	557,298	$25.46	3.4	$—
Granted	347,800	12.89		—
Exercised	—	—		—
Forfeited and canceled	(133,984)	$24.52		—
Outstanding as of December 31, 2020	771,114	$20.00	3.4	$253
Exercisable as of December 31, 2020	271,103	$25.22

Outstanding as of December 31, 2020	771,114	$20.00	3.4	$253
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(35,219)	$20.99		—
Outstanding as of December 31, 2021	735,895	$19.91	2.3	$405
Exercisable as of December 31, 2021	423,997	$22.86

(1) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

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
There was $1.0 million and $2.2 million of unrecognized compensation cost related to unvested stock options as of December 31, 2021 and 2020, respectively. The weighted-average recognition period is 1.3 years and 2.4 years for each period. respectively.

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
The following table summarizes the activities for our RSUs for the years ended December 31, 2021 and 2020 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2019	474,718	$14.46
Granted	341,327	10.20
Vested	(212,193)	10.67
Forfeited	(230,721)	14.24
Nonvested as of December 31, 2020	373,131	$12.65
Granted	680,708	9.75
Vested	(201,546)	11.47
Forfeited	(22,772)	12.42
Nonvested as of December 31, 2021	829,521	$10.59
As of December 31, 2021 and 2020, there was $5.6 million and $3.5 million, respectively, of unrecognized compensation cost related to unvested RSUs with a weighted-average recognition period of 1.8 years and 1.9 years for the periods, respectively.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations was as follows (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stock option grants	$975	$1,044
Restricted stock unit grants	4,216	2,293
Total expense	$5,191	$3,337
The associated tax benefits related to these stock-based compensation awards for the years ended December 31, 2021 and 2020, was $1.3 million and $0.9 million, respectively.
The Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

11. Income Taxes
Income tax expense (benefit) for the Company years ended December 31, 2021 and 2020, consisted of the following (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Current income tax expense
Federal	$650	$7,441
State and local	909	2,126
Total current income tax expense	$1,559	$9,567

Deferred income tax expense (benefit)
Federal	$959	$(21,799)
State and local	464	(7,017)
Total deferred tax expense (benefit)	1,423	(28,816)
Total income tax (benefit) expense	$2,982	$(19,249)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2021 and 2020, as a result of the following (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Computed income tax expense (benefit) at federal statutory rate on pre-tax income (loss)	$4,255	$(16,583)
State income tax expense (benefit), net of federal tax expense (benefit)	1,006	(3,753)
Bankruptcy costs	62	150
Section 162(m) disallowance	1,537	375
Loan forgiveness	(4,200)	—
Provision to return	(100)	(152)
Tax credits	(250)	—
Other adjustments	672	714
Net income tax expense (benefit)	$2,982	$(19,249)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Accounts receivable	$1,499	$1,753
Leases	44,725	45,977
Other liabilities	7,707	4,777
Debt costs	1,099	1,132
Interest limitation	3,423	451
Financing liabilities	53,651	54,708
Net operating loss	133	39
Total deferred income tax assets before valuation allowance	112,237	108,837
Less: valuation allowance	—	—
Total deferred tax assets	$112,237	$108,837
Deferred income tax liabilities:
Intangible assets	$39,418	$27,586
Property and equipment	27,075	30,417
Leases	37,002	40,962
Other	2,386	2,093
Total deferred income tax liabilities	$105,881	$101,058
Total net deferred income tax assets	$6,356	$7,779
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
As of December 31, 2021 and 2020, the Company did not record a valuation allowance because of the reversal of deferred tax liabilities of the Company and expected future taxable income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the "CARES Act") was signed into law. Among other provisions, the law provides relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and technical corrections to qualified improvement property. The Company recognized the effect of the changes in tax law on existing deferred tax assets and liabilities in income from continuing operations in the period ended December 31, 2020. The new legislation is retroactive. As a result, the effective tax rate was adjusted for the period ended December 31, 2020 resulting in a federal cash tax benefit of approximately $3.5 million and an immaterial state cash tax benefit.
As of December 31, 2021, the Company had state net operating loss carryforwards available to offset future income of approximately $3.5 million which, if not utilized, will expire 2026 through 2041. As of December 31, 2021, the Company had federal interest expense disallowance carryforwards of $12.2 million, which are available to offset future taxable income and have an indefinite carryforward period. The Company had state interest expense disallowance carryforwards in certain jurisdictions of $973.2 million, which are available to offset future taxable income and have an indefinite carryforward period.
The Company records interest and penalties related to uncertain tax positions in income tax expense. For interest and penalties, the Company recorded income tax expense of $0.2 million in each of the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the total interest and penalties accrued was $0.7 million and $0.5 million, respectively.

The total uncertain tax positions and accrued interest and penalties as of December 31, 2021 and 2020 were $6.2 million and $6.1 million, respectively. The uncertain tax positions and accrued interest and penalties are presented as non-current liabilities, as payments are not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the Consolidated Balance Sheets. The $6.2 million as of December 31, 2021 represents the uncertain tax positions and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. As of December 31, 2021, the Company does not believe that the uncertain tax positions will significantly change within the next 12 months as a result of the settlement of tax audits. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
All federal income tax returns are closed for tax years through 2017. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2017 have been closed.
The following table reconciles uncertain tax positions (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$5,570	$5,651
Decreases relating to settlements with taxing authorities and other	—	(81)
Balance at end of period	$5,570	$5,570
12. Earnings (Loss) Per Share
The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding, including warrants. The Company calculates diluted earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. For the twelve months ended December 31, 2020, due to the net loss attributable to the Company common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate earnings (loss) per share. Because both classes share the same rights in dividends and earnings, earnings (loss) per share (basic and diluted) are the same for both classes.

The following table presents the reconciliation of basic to diluted weighted average common shares (dollars in thousands, except per share data):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$17,278	$(59,719)
Basic net income (loss) attributable to common shares	$17,278	$(59,719)
Denominator:
Basic weighted average shares outstanding	20,483	20,317
Basic undistributed net income (loss) per share attributable to common shares	$0.84	$(2.94)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$17,278	$(59,719)
Diluted net income (loss) attributable to common shares	$17,278	$(59,719)
Denominator:
Basic weighted average shares outstanding	20,483	20,317
Effect of dilutive options and restricted stock units	450	—
Diluted weighted average shares outstanding	20,933	20,317
Diluted undistributed net income (loss) per share attributable to common shares	$0.83	$(2.94)
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
In 2021, the Company reevaluated its real estate footprint and as a result recorded impairment charges related to its leases, which are expected to be sublet for an amount less than the current contractual agreement. For leases which were determined to be abandoned, the remaining lease costs were accelerated between the decision date and cease use date. These charges are included within Corporate expenses on the Company's Consolidated Statements of Operations.

The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2021 and 2020 (dollars in thousands):

	Balance Sheet Location	December 31, 2021	December 31, 2020
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$142,937	$157,568
Finance, net of accumulated amortization of $530 and $498 at December 31, 2021 and 2020, respectively	Other assets	477	496
Total Assets		$143,414	$158,064

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$28,395	$28,121
Finance	Accounts payable and accrued expenses	252	250
Noncurrent
Operating	Operating lease liabilities	125,638	129,273
Finance	Other liabilities	235	256
Total Liabilities		$154,520	$157,900
The following table presents the total lease cost for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Statement of Operations Location	December 31, 2021	December 31, 2020
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$31,991	$33,439
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	283	348
Interest on lease liabilities	Interest expense	32	40
Total Lease Cost		$32,306	$33,827
Total lease income related to our lessor arrangements was $0.3 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively.
Other Supplementary Data
The following tables present other supplementary information for the years ended December 31, 2021 and 2020, respectively (dollars in thousands):

	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,147	$34,051
Operating cash flows from finance leases	35	40
Financing cash flows from finance leases	280	339

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,043	$40,506

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	8.79	8.85
Finance leases	2.68	2.69
Weighted Average Discount Rate
Operating leases	6.27%	6.68%
Finance leases	5.80%	6.22%
As of December 31, 2021, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2022	$28,023	$253	$28,276
2023	26,882	134	27,016
2024	23,756	90	23,846
2025	20,644	42	20,686
2026	18,372	4	18,376
Thereafter	81,560	—	81,560
Total lease payments	$199,237	$523	$199,760
Less: imputed interest	(45,294)	(36)	(45,330)
Total	$153,943	$487	$154,430

Future minimum payments related to the Company's failed sale-leasebacks as of December 31, 2021 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2022	$13,794	$1,650	$15,444
2023	14,207	1,701	15,908
2024	14,634	1,751	16,385
2025	15,073	301	15,374
2026	15,525	—	15,525
Thereafter	157,488	—	157,488
	$230,721	$5,403	$236,124
Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2021 were as follows (dollars in thousands):

Operating Leases
2022	$221
2023	218
2024	134
2025	94
2026	73
Thereafter	52
Total lease receivables	$792

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
The Company is committed under various contractual agreements to pay for broadcast rights (including sports), talent, music licensing, research, and other services. The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years.
As of December 31, 2021, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2022	$119,320
2023	58,314
2024	43,004
2025	24,299
2026	14,800
Thereafter	317
Total	$260,054
As of December 31, 2021, the Company believes that it will meet all such minimum obligations.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Ninth Circuit (No. 20-56134). The plaintiffs continue to have certain appeal rights with respect to the ruling. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The Company intends to vigorously defend itself in the appeal. The October 15, 2021 order and/or the pending appeal may not foreclose other parties from asserting similar claims against the Company. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
December 31, 2021	$6,745	$547	$(1,476)	$5,816
December 31, 2020	$5,197	$7,776	$(6,228)	$6,745

S-1