Form 10-Q
period 2022-03-31
CUMULUS MEDIA INC
filed 2022-05-04
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of April 27, 2022, the registrant had 20,502,895 outstanding shares of common stock consisting of: (i) 18,782,527 shares of Class A common stock; (ii) 1,928,047 shares of Class B common stock, and no warrants issued and outstanding. In addition, the registrant had 22,154 Series 1 warrants authorized to be issued.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$181,095	$177,028
Accounts receivable, less allowance for doubtful accounts of $5,509 and $5,816 at March 31, 2022 and December 31, 2021, respectively	176,328	196,934
Trade receivable	2,554	1,898
Prepaid expenses and other current assets	37,990	30,656
Total current assets	397,967	406,516
Property and equipment, net	188,540	191,520
Operating lease right-of-use assets	143,071	142,937
Broadcast licenses	823,905	823,905
Other intangible assets, net	132,708	138,390
Deferred income tax assets	6,436	6,356
Other assets	7,259	7,758
Total assets	$1,699,886	$1,717,382
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$105,872	$109,669
Current portion of operating lease liabilities	28,614	28,395
Trade payable	3,040	1,750
Total current liabilities	137,526	139,814
Term loan due 2026, net of debt issuance costs of $2,196 and $2,404 at March 31, 2022 and December 31, 2021, respectively	341,535	353,836
6.75% senior notes, net of debt issuance costs of $4,387 and $4,607 at March 31, 2022 and December 31, 2021, respectively	445,308	445,088
Operating lease liabilities	127,292	125,638
Financing liabilities, net	217,870	219,649
Other liabilities	11,732	13,860
Total liabilities	1,281,263	1,297,885
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 19,094,969 and 18,789,029 shares issued; 18,726,802 and 18,558,719 shares outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 1,964,764 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Treasury stock, at cost, 368,167 and 230,310 shares at March 31, 2022 and December 31, 2021, respectively	(4,453)	(2,977)
Additional paid-in-capital	343,740	342,233
Retained earnings	79,336	80,241
Total stockholders’ equity	418,623	419,497
Total liabilities and stockholders’ equity	$1,699,886	$1,717,382
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended March 31,
	2022	2021
Net revenue	$232,032	$201,728
Operating expenses:
Content costs	91,325	90,148
Selling, general and administrative expenses	95,292	90,098
Depreciation and amortization	13,554	13,410
Local marketing agreement fees	5	496
Corporate expenses	18,164	16,438
Gain on sale or disposal of assets or stations	(1,111)	(283)
Total operating expenses	217,229	210,307
Operating income (loss)	14,803	(8,579)
Non-operating expense:
Interest expense	(15,865)	(17,549)
Other expense, net	(23)	(138)
Total non-operating expense, net	(15,888)	(17,687)
Loss before income taxes	(1,085)	(26,266)
Income tax benefit	180	4,349
Net loss	$(905)	$(21,917)
Basic and diluted loss per common share (see Note 8, "Loss Per Share"):
Basic: Loss per share	$(0.04)	$(1.07)
Diluted: Loss per share	$(0.04)	$(1.07)
Weighted average basic common shares outstanding	20,627,765	20,419,450
Weighted average diluted common shares outstanding	20,627,765	20,419,450

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the three months ended March 31, 2022 and 2021
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net loss	—	—	—	—	—	—	—	(905)	(905)
Shares returned in lieu of tax payments	—	—	—	—	137,857	(1,476)	—	—	(1,476)
Issuance of common stock	168,083	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,507	—	1,507
Balance at March 31, 2022	18,726,802	$—	1,964,764	$—	368,167	$(4,453)	$343,740	$79,336	$418,623

Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net loss	—	—	—	—	—	—	—	(21,917)	(21,917)
Shares returned in lieu of tax payments	—	—	—	—	33,666	(315)	—	—	(315)
Conversion of Class B common stock	298,347	—	(298,347)	—	—	—	—	—	—
Issuance of common stock	67,635	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,057	—	1,057
Balance at March 31, 2021	18,327,716	$—	2,117,906	$—	207,888	$(2,729)	$338,099	$41,046	$376,416
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(905)	$(21,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,554	13,410
Amortization and write-off of debt issuance costs	553	494
Provision for doubtful accounts	676	(1,078)
Gain on sale or disposal of assets or stations	(1,111)	(283)
Deferred income taxes	(80)	(4,719)
Stock-based compensation expense	1,507	1,057
Non-cash interest expense on financing liabilities	765	996
Non-cash imputed rental income	(1,152)	(1,109)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	16,194	38,231
Trade receivable	(656)	(647)
Prepaid expenses and other current assets	(14,811)	(6,094)
Operating leases, net	1,739	324
Other assets	359	(118)
Accounts payable and accrued expenses	6,446	7,416
Trade payable	1,290	(111)
Other liabilities	(46)	94
Net cash provided by operating activities	24,322	25,946
Cash flows from investing activities:
Proceeds from sale of assets or stations	748	—
Proceeds from insurance reimbursement	500	—
Capital expenditures	(5,269)	(2,890)
Net cash used in investing activities	(4,021)	(2,890)
Cash flows from financing activities:
Repayment of borrowings under term loan	(12,509)	(1,313)
Proceeds from PPP loans	—	1,681
Payment of contingent consideration	(1,000)	—
Shares returned in lieu of tax payments	(1,476)	(315)
Repayments of financing liabilities	(1,185)	(989)
Repayments of finance lease obligations	(64)	(75)
Net cash used in financing activities	(16,234)	(1,011)
Increase in cash and cash equivalents	4,067	22,045
Cash and cash equivalents at beginning of period	177,028	271,761
Cash and cash equivalents at end of period	$181,095	$293,806
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2021, was derived from the Company’s audited financial statements as of December 31, 2021, and our accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2022 and for the periods ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended March 31, 2022, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the three months ended March 31, 2022 and 2021, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.

Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of March 31, 2022 and December 31, 2021, assets held for sale were not material.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$6,873	$8,610
Income taxes (refunded) paid	(82)	9
Supplemental disclosures of non-cash flow information:
Trade revenue	$11,927	$10,293
Trade expense	11,171	9,534
Noncash principal change in financing liabilities	(277)	(16)
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
The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Broadcast radio revenue:
Spot	$103,913	$92,896
Network	65,273	62,030
Total broadcast radio revenue	169,186	154,926
Digital	31,893	27,078
Other	30,953	19,724
Net revenue	$232,032	$201,728

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
Trade and barter expense is recorded when goods or services are consumed. For the three months ended March 31, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $11.9 million and $10.3 million, respectively; and (2) trade and barter expenses of $11.2 million and $9.5 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of both March 31, 2022 and December 31, 2021, the Company recorded an asset of approximately $6.7 million related to the unamortized portion of commission expense on new local direct revenue.

3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287
Balance as of March 31, 2022	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287

Accumulated Amortization
Balance as of December 31, 2021	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Amortization Expense	—	—	(3,705)	(1,600)	(377)	—	(5,682)
Balance as of March 31, 2022	$—	$—	$(47,303)	$(24,533)	$(5,785)	$(11,053)	$(88,674)
Net Book Value as of March 31, 2022	$823,905	$19,749	$97,697	$7,467	$7,795	$—	$956,613
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment, and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended March 31, 2022. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.
4. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Term Loan due 2026	$343,731	$356,240
6.75% Senior Notes	449,695	449,695
Less: Total unamortized debt issuance costs	(6,583)	(7,011)
Long-term debt, net	$786,843	$798,924
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America,

N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of March 31, 2022, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 26, 2026.
Debt discounts and issuance costs of $5.1 million were capitalized and amortized over the term of the Term Loan due 2026. As a result of certain of the Company's sales and dispositions and Excess Cash Flow (as defined in the Term Loan due 2026), the Company was required by the provisions of the Term Loan due 2026 to prepay certain amounts outstanding under the facility. The Company made prepayments to the Term Loan due 2026 of approximately $49.0 million, $112.0 million and $12.5 million, in September 2020, May 2021 and March 2022, respectively. In connection with the prepayments, the Company wrote-off approximately $0.4 million, $0.9 million and $0.1 million of debt issuance costs, respectively.
As of March 31, 2022, we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of March 31, 2022, $4.7 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of March 31, 2022, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As a result of certain of the Company's sales and dispositions, the Company was required by the provisions of the indenture governing the 6.75% Senior Notes to offer to prepay certain amounts outstanding under the 6.75% Senior Notes. In connection with such offers, the Company accepted and cancelled $47.2 million in aggregate principal amount of the 6.75%

Notes in November 2020, and wrote-off approximately $0.6 million of debt issuance costs related to the 6.75% Notes accepted and canceled in the transaction, and the Company accepted and cancelled approximately $3 million in aggregate principal amount of the 6.75% Notes in May 2021.
As of March 31, 2022, the Issuer was in compliance with all required covenants under the Indenture.
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	March 31, 2022	December 31, 2021
Term Loan due 2026:
Gross value	$343,731	$356,240
Fair value - Level 2	339,434	355,795
6.75% Senior Notes:
Gross value	$449,695	$449,695
Fair value - Level 2	447,447	466,559
As of March 31, 2022, the Company used trading prices from a third party of 98.75% and 99.50% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2021, the Company used trading prices from a third party of 99.88% and 103.75% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
6. Income Taxes
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.2 million on pre-tax book loss of $1.1 million, resulting in an effective tax rate of approximately 16.6%. For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.3 million on pre-tax book loss of $26.3 million, resulting in an effective tax rate of approximately 16.6%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended March 31, 2022 and 2021, primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of March 31, 2022, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of March 31, 2022, the Company had 21,059,733 aggregate issued shares of common stock, and 20,691,566 outstanding shares consisting of: (i) 19,094,969 issued shares and 18,726,802 outstanding shares designated as Class A common stock; and (ii) 1,964,764 issued and outstanding shares designated as Class B common stock.
8. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding, including warrants. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants.
For the three months ended March 31, 2022, due to the net loss attributable to the Company's common stockholders, potential common shares that would cause dilution, such as employee stock options, restricted shares and other stock awards, have been excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
    The following table presents the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended March 31,
	2022	2021
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(905)	$(21,917)
Basic net loss attributable to common shares	$(905)	$(21,917)
Denominator:
Basic weighted average shares outstanding	20,628	20,419
Basic undistributed net loss per share attributable to common shares	$(0.04)	$(1.07)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(905)	$(21,917)
Diluted net loss attributable to common shares	$(905)	$(21,917)
Denominator:
Basic weighted average shares outstanding	20,628	20,419
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	20,628	20,419
Diluted undistributed net loss per share attributable to common shares	$(0.04)	$(1.07)
9. Commitments and Contingencies
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
10. Subsequent Event
On May 3, 2022, the Board of Directors authorized a share repurchase program for up to $50 million of outstanding Class A common stock, with a plan to commence share repurchases in the near term. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2021 Form 10-K and elsewhere in this report, and those described from time to time in other reports filed with the SEC from time to time. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including the evolving and uncertain nature of the COVID-19 pandemic and its impact on the Company, the media industry, and the economy in general. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2021 Form 10-K.
Recent Events and Company Outlook
As a result of the COVID-19 pandemic, we experienced a disruption in events we produce, including the cancellation or postponement of certain sporting events in 2020, which had an adverse impact on our financial and operating results. While these events have mostly returned, our financial and operating results may continue to be impacted as a result of the COVID-19 pandemic and the impact of governmental regulations and other restrictions that have been or may be imposed in response to the on-going pandemic. Our business could also continue to be impacted by the disruption from COVID-19 and resulting adverse changes in advertising customers and consumer behavior. In light of the evolving health, social, economic and business environment, governmental regulations or mandates, and business disruptions that could occur in response to the COVID-19 pandemic, the impact that COVID-19 could have on our business, financial condition and operating results remains highly uncertain. We will continue to monitor the ongoing COVID-19 pandemic and will consider actions as deemed necessary.
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

	Three Months Ended March 31,
	2022	2021	2022 vs 2021 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$232,032	$201,728	$30,304	15.0%
Content costs	91,325	90,148	1,177	1.3%
Selling, general and administrative expenses	95,292	90,098	5,194	5.8%
Depreciation and amortization	13,554	13,410	144	1.1%
Local marketing agreement fees	5	496	(491)	(99.0)%
Corporate expenses	18,164	16,438	1,726	10.5%
Gain on sale or disposal of assets or stations	(1,111)	(283)	(828)	292.6%
Operating income (loss)	14,803	(8,579)	23,382	N/A
Interest expense	(15,865)	(17,549)	1,684	(9.6)%
Other expense, net	(23)	(138)	115	(83.3)%
Loss before income taxes	(1,085)	(26,266)	25,181	(95.9)%
Income tax benefit	180	4,349	(4,169)	(95.9)%
Net loss	$(905)	$(21,917)	$21,012	(95.9)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$31,213	$8,932	$22,281	249.5%

Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Net Revenue
Net revenue for the three months ended March 31, 2022, compared to net revenue for the three months ended March 31, 2021, increased as local and national broadcast advertising revenue and trade revenue strengthened from COVID-19 economic recovery. Higher digital advertising revenue was driven by growth in digital marketing services and podcasting. Lastly, revenue increased as a result of a fee received from the early termination of a revenue agreement.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended March 31, 2022, compared to content costs for the three months ended March 31, 2021, increased primarily as a result of digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended March 31, 2022, compared to selling, general and administrative expenses for the three months ended March 31, 2021, increased primarily from trade, talent and remote/event expenses related to the continued return of sporting and other events, higher bad debt expense and higher incentive and commission expenses driven by revenue growth. These increases were partially offset by a reduction of selling, general and administrative expenses resulting from an operational realignment of certain support functions to corporate.
Depreciation and Amortization
Depreciation expense for the three months ended March 31, 2022 as compared to depreciation expense for the three months ended March 31, 2021 remained generally consistent period over period.

Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended March 31, 2022 compared to LMA fees for the three months ended March 31, 2021 decreased as the Company ended the LMA for KQOB-FM on December 31, 2021.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended March 31, 2022 compared to corporate expenses for the three months ended March 31, 2021 increased primarily as the result of an operational realignment of certain support functions to corporate.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended March 31, 2022 of $1.1 million was primarily driven by the sale of certain assets and stations and insurance proceeds received from hurricane damage.
The gain on sale or disposal of assets or stations for the three months ended March 31, 2021 of $0.3 million was primarily driven by a gain on fixed asset dispositions.
Interest Expense
Total interest expense for the three months ended March 31, 2022, decreased when compared to the total interest expense for the three months ended March 31, 2021. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Term Loan due 2026	$4,241	$5,512	$(1,271)
6.75% Senior Notes	7,588	7,642	(54)
2020 Revolving Credit Facility	—	188	(188)
Financing liabilities	3,506	3,578	(72)
Other, including debt issuance cost amortization and write-off	530	629	(99)
Interest expense	$15,865	$17,549	$(1,684)
Income Tax Expense
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.2 million on pre-tax book loss of $1.1 million, resulting in an effective tax rate of approximately 16.6%. For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.3 million on pre-tax book loss of $26.3 million, resulting in an effective tax rate of approximately 16.6%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended March 31, 2022 and 2021, primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2022, compared to the Adjusted EBITDA for the three months ended March 31, 2021, increased.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
GAAP net loss	$(905)	$(21,917)
Income tax benefit	(180)	(4,349)
Non-operating expenses, including net interest expense	15,888	17,687
Local marketing agreement fees	5	496
Depreciation and amortization	13,554	13,410
Stock-based compensation expense	1,507	1,057
Gain on sale or disposal of assets or stations	(1,111)	(283)
Restructuring costs	2,277	1,579
Non-routine legal expenses	70	1,028
Franchise taxes	108	224
Adjusted EBITDA	$31,213	$8,932
Seasonality
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
Market Risk
We are exposed to certain risks arising from business operations and economic conditions. We attempt to manage our exposure to a wide variety of business and operational risks principally through the management of our core business activities. We attempt to manage economic risk, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources and duration of our debt funding.
Under the Refinanced Credit Agreement, we pay interest based on a floating interest rate on balances outstanding. We pay a fixed rate of interest on the 6.75% Senior Notes. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for more information on our long-term debt and associated interest rates.
Based on our floating rate debt outstanding as of March 31, 2022, a 100 basis point increase in our variable interest rate would have increased our interest expense for the three months ended March 31, 2022 by approximately $0.8 million. The impact of a hypothetical decrease in our variable interest rate would have been mitigated by the minimum interest rate under the Refinanced Credit Agreement.
Liquidity and Capital Resources
As of March 31, 2022, we had $181.1 million of cash and cash equivalents. The Company generated cash from operating activities of $24.3 million and $25.9 million for the three months ended March 31, 2022, and March 31, 2021, respectively.
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
Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Refinanced Credit Agreement (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund our operations, any debt service obligations and estimated capital expenditures.
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
2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility pursuant to the 2020 Revolving Credit Agreement and replaced our 2018 Revolving Credit Agreement. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.

Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)
Net cash provided by operating activities	$24,322	$25,946
Net cash provided by operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 decreased slightly as a result of changes in working capital, which were mostly offset by improved operating results.
Cash Flows Used in Investing Activities

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)
Net cash used in investing activities	$(4,021)	$(2,890)
Net cash used in investing activities for the three months ended March 31, 2022 consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
For the three months ended March 31, 2021, net cash used in investing activities relates to capital expenditures.
Cash Flows Used in Financing Activities

	Three Months Ended March 31,
	2022	2021
(Dollars in thousands)
Net cash used in financing activities	$(16,234)	$(1,011)
For the three months ended March 31, 2022, net cash used in financing activities primarily relates to the $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026), shares returned in lieu of tax payments for vested restricted stock, repayments of financing obligations, and a payment of contingent consideration.
For the three months ended March 31, 2021, net cash used in financing activities primarily relates to the principal payment of the term loan and repayments of financing obligations partially offset by the proceeds received from the PPP loans.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2022.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2022.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Required information is presented under "Market Risk" within Item 2 of this Part I.
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

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2015, the Company was named as a defendant in 2 separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Ninth Circuit (No. 20-56134). The plaintiffs continue to have certain appeal rights with respect to the ruling. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, 2 individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan").  The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment. On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020 the Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. The Company intends to vigorously defend itself in the appeal. The October 15, 2021 order and/or the pending appeal may not foreclose other parties from asserting similar claims against the Company. The Company is currently unable to reasonably estimate what effect the ultimate outcome might have, if any, on its financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2021 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. Additional factors not presently known to the

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

Cumulus Media Inc.

May 4, 2022	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer