Form 10-Q
period 2022-06-30
CUMULUS MEDIA INC
filed 2022-08-03
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of July 27, 2022, the registrant had 19,022,324 outstanding shares of common stock consisting of: (i) 18,113,514 shares of Class A common stock; (ii) 908,810 shares of Class B common stock, and no warrants issued and outstanding.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$108,694	$177,028
Accounts receivable, less allowance for doubtful accounts of $5,901 and $5,816 at June 30, 2022 and December 31, 2021, respectively	188,802	196,934
Trade receivable	2,370	1,898
Prepaid expenses and other current assets	36,334	30,656
Total current assets	336,200	406,516
Property and equipment, net	185,935	191,520
Operating lease right-of-use assets	138,819	142,937
Broadcast licenses	823,137	823,905
Other intangible assets, net	127,146	138,390
Deferred income tax assets	5,441	6,356
Other assets	7,534	7,758
Total assets	$1,624,212	$1,717,382
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$99,912	$109,669
Current portion of operating lease liabilities	28,512	28,395
Trade payable	2,924	1,750
Total current liabilities	131,348	139,814
Term loan due 2026, net of debt issuance costs of $2,071 and $2,404 at June 30, 2022 and December 31, 2021, respectively	341,660	353,836
6.75% senior notes, net of debt issuance costs of $3,702 and $4,607 at June 30, 2022 and December 31, 2021, respectively	396,170	445,088
Operating lease liabilities	123,254	125,638
Financing liabilities, net	216,317	219,649
Other liabilities	11,722	13,860
Total liabilities	1,220,471	1,297,885
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 20,224,460 and 18,789,029 shares issued; 18,113,514 and 18,558,719 shares outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 908,810 and 1,964,764 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost, 2,110,946 and 230,310 shares at June 30, 2022 and December 31, 2021, respectively	(29,676)	(2,977)
Additional paid-in-capital	345,427	342,233
Retained earnings	87,990	80,241
Total stockholders’ equity	403,741	419,497
Total liabilities and stockholders’ equity	$1,624,212	$1,717,382
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$236,741	$224,718	$468,773	$426,446
Operating expenses:
Content costs	83,184	82,882	174,509	173,030
Selling, general and administrative expenses	96,835	93,063	192,127	183,161
Depreciation and amortization	13,815	13,163	27,369	26,573
Local marketing agreement fees	13	193	18	689
Corporate expenses	15,819	22,971	33,983	39,409
Gain on sale or disposal of assets or stations	(15)	(179)	(1,126)	(462)
Total operating expenses	209,651	212,093	426,880	422,400
Operating income	27,090	12,625	41,893	4,046
Non-operating expense:
Interest expense	(16,116)	(18,091)	(31,981)	(35,640)
Gain on early extinguishment of debt	1,597	—	1,597	—
Other (expense) income, net	(30)	314	(53)	174
Total non-operating expense, net	(14,549)	(17,777)	(30,437)	(35,466)
Income (loss) before income taxes	12,541	(5,152)	11,456	(31,420)
Income tax (expense) benefit	(3,887)	(739)	(3,707)	3,611
Net income (loss)	$8,654	$(5,891)	$7,749	$(27,809)
Basic and diluted loss per common share (see Note 8, "Earnings (Loss) Per Share"):
Basic: Earnings (Loss) per share	$0.43	$(0.29)	$0.38	$(1.36)
Diluted: Earnings (Loss) per share	$0.42	$(0.29)	$0.37	$(1.36)
Weighted average basic common shares outstanding	20,322,260	20,475,348	20,474,168	20,447,553
Weighted average diluted common shares outstanding	20,568,512	20,475,348	20,782,674	20,447,553

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the six months ended June 30, 2022 and 2021
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares		Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310		$(2,977)	$342,233	$80,241	$419,497
Net loss	—	—	—	—	—		—	—	(905)	(905)
Shares returned in lieu of tax payments	—	—	—	—	137,857		(1,476)	—	—	(1,476)
Issuance of common stock	168,083	—	—	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,507	—	1,507
Balance at March 31, 2022	18,726,802	$—	1,964,764	$—	368,167		$(4,453)	$343,740	$79,336	$418,623
Net income	—	—	—	—	—		—	—	8,654	8,654
Shares returned in lieu of tax payments	—	—	—	—	18,642		(223)	—	—	(223)
Conversion of Class B common stock	1,055,954	—	(1,055,954)	—	—		—	—	—	—
Issuance of common stock	54,895	—	—	—	—		—	—	—	—
Stock based compensation expense		—	—	—	—		—	1,687	—	1,687
Treasury stock purchased under share repurchase program	(1,724,137)	—	—	—	1,724,137		(25,000)	—	—	(25,000)
Balance at June 30, 2022	18,113,514	$—	908,810	$—	2,110,946		$(29,676)	$345,427	$87,990	$403,741

Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222		$(2,414)	$337,042	$62,963	$397,591
Net loss	—	—	—	—	—		—	—	(21,917)	(21,917)
Shares returned in lieu of tax payments	—	—	—	—	33,666		(315)	—	—	(315)
Conversion of Class B common stock	298,347	—	(298,347)	—	—		—	—	—	—
Issuance of common stock	67,635	—	—	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,057	—	1,057
Balance at March 31, 2021	18,327,716	$—	2,117,906	$—	207,888		$(2,729)	$338,099	$41,046	$376,416
Net loss	—	—	—	—	—		—	—	(5,891)	(5,891)
Shares returned in lieu of tax payments	—	—	—	—	18,771		(208)	—	—	(208)
Conversion of Class B common stock	77,754	—	(77,754)	—	—	—	—	—	—	—
Issuance of common stock	40,173	—	—	—	—		—	—	—	—
Stock based compensation expense	—	—	—	—	—		—	1,358	—	1,358
Balance at June 30, 2021	18,445,643	$—	2,040,152	$—	226,659		$(2,937)	$339,457	$35,155	$371,675

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$7,749	$(27,809)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,369	26,573
Amortization and write-off of debt issuance costs	1,488	1,889
Provision for doubtful accounts	1,464	(1,296)
Gain on sale or disposal of assets or stations	(1,126)	(462)
Gain on early extinguishment of debt	(1,597)	—
Deferred income taxes	915	(3,955)
Stock-based compensation expense	3,194	2,415
Non-cash interest expense on financing liabilities	1,752	2,008
Non-cash imputed rental income	(2,304)	(2,222)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	(3,687)	23,010
Trade receivable	(472)	(614)
Prepaid expenses and other current assets	(13,941)	(4,580)
Operating leases, net	1,851	2,463
Other assets	(57)	3,646
Accounts payable and accrued expenses	6,855	(977)
Trade payable	1,174	323
Other liabilities	(103)	279
Net cash provided by operating activities	30,524	20,691
Cash flows from investing activities:
Proceeds from sale of assets or stations	1,941	91
Asset acquisition	(120)	—
Proceeds from insurance reimbursement	1,850	750
Capital expenditures	(11,609)	(11,971)
Net cash used in investing activities	(7,938)	(11,130)
Cash flows from financing activities:
Repayment of borrowings under term loan	(12,509)	(113,171)
Repayments of borrowings under 6.75% senior notes	(48,226)	(3,141)
Repayments of borrowings under the 2020 revolving credit facility	—	(60,000)
Proceeds from PPP loans	—	20,000
Treasury stock purchases	(25,000)	—
Payment of contingent consideration	(1,000)	—
Shares returned in lieu of tax payments	(1,699)	(523)
Transaction costs for financing liability	—	(7)
Proceeds from financing liability	—	2,635
Repayments of financing liabilities	(2,358)	(1,994)
Repayments of finance lease obligations	(128)	(143)
Net cash used in financing activities	(90,920)	(156,344)
Decrease in cash and cash equivalents	(68,334)	(146,783)
Cash and cash equivalents at beginning of period	177,028	271,761
Cash and cash equivalents at end of period	$108,694	$124,978
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
Nature of Business
Cumulus Media (NASDAQ: CMLS) is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 405 owned-and-operated stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2021, was derived from the Company’s audited financial statements as of December 31, 2021, and our accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2022 and for the periods ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended June 30, 2022, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2022 and 2021, the

Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of June 30, 2022 and December 31, 2021, assets held for sale were not material.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$29,050	$31,876
Income taxes paid	5,270	5,480
Supplemental disclosures of non-cash flow information:
Trade revenue	$24,202	$18,777
Trade expense	23,872	18,479
Noncash principal change in financing liabilities	(342)	(22)
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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Broadcast radio revenue:
Spot	$127,009	$120,886
Network	48,713	55,346
Total broadcast radio revenue	175,722	176,232
Digital	37,801	31,422
Other	23,218	17,064
Net revenue	$236,741	$224,718

	Six Months Ended June 30,
	2022	2021
Broadcast radio revenue:
Spot	$230,922	$213,783
Network	113,986	117,375
Total broadcast radio revenue	344,908	331,158
Digital	69,694	58,501
Other	54,171	36,787
Net revenue	$468,773	$426,446
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

Trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $12.3 million and $8.5 million, respectively; and (2) trade and barter expenses of $12.7 million and $8.9 million, respectively. For the six months ended June 30, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $24.2 million and $18.8 million, respectively; and (2) trade and barter expenses of $23.9 million and $18.5 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, the Company recorded an asset of approximately $7.2 million and $6.7 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287
Acquisition	—	120	—	—	—	—	120
Dispositions	(768)	—	—	—	—	—	(768)
Balance as of June 30, 2022	$823,137	$19,869	$145,000	$32,000	$13,580	$11,053	$1,044,639

Accumulated Amortization
Balance as of December 31, 2021	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Amortization Expense	—	—	(7,410)	(3,200)	(754)	—	(11,364)
Balance as of June 30, 2022	$—	$—	$(51,008)	$(26,133)	$(6,162)	$(11,053)	$(94,356)
Net Book Value as of June 30, 2022	$823,137	$19,869	$93,992	$5,867	$7,418	$—	$950,283
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment, and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended June 30, 2022. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Term Loan due 2026	$343,731	$356,240
6.75% Senior Notes	399,872	449,695
Less: Total unamortized debt issuance costs	(5,773)	(7,011)
Long-term debt, net	$737,830	$798,924
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), Cumulus Media Intermediate, Inc. ("Intermediate"), a direct wholly-owned subsidiary of the Company, and certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022").
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of June 30, 2022, the Term Loan due 2026 bore interest at a rate of 4.75% per annum.
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
As of June 30, 2022, we were in compliance with all required covenants under the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the "Borrowers"), and Intermediate entered into a $100.0 million revolving credit facility (the "2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. On June 3, 2022, Holdings, the Borrowers and Intermediate entered into a fifth amendment (the "Amendment") to the 2020 Revolving Credit Agreement. The Amendment, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to June 3, 2027, provided, that if any of the Company’s indebtedness with an aggregate principal amount in excess of $35.0 million is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the maturity date of all borrowings under the 2020 Revolving Credit Facility will instead be such Springing Maturity Date, and (ii) modified certain terms of the 2020 Revolving Credit Facility to replace the relevant benchmark provisions from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR"). Except as modified by the Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
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
Borrowings under the 2020 Revolving Credit Facility bear interest, at the option of Holdings, based on SOFR plus (i) 0.10% and (ii) a percentage spread of 1.00% or the Alternative Base Rate. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the rate identified as the "Prime Rate" by Fifth Third Bank. In addition, the unused portion of the 2020 Revolving Credit Facility will be subject to a commitment fee of 0.25%.
The issuance of the 2020 Revolving Credit Agreement and the Amendment were evaluated in accordance with ASC 470-50-40 - Debt-Modifications and Extinguishments-Derecognition, to determine whether the transactions should be accounted for as a debt modification or extinguishment. At issuance of the 2020 Revolving Credit Agreement, the Company expensed approximately $0.6 million of unamortized debt issuance costs related to the exiting lender in 2020. Costs incurred with third parties for issuance of the 2020 Revolving Credit Agreement totaled approximately $0.4 million and were capitalized and amortized over the original term of the 2020 Revolving Credit Agreement. Costs incurred for the Amendment were not material. The total remaining unamortized debt issuance costs will be amortized over the new term.
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of June 30, 2022, $4.7 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of June 30, 2022, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As a result of certain of the Company's sales and dispositions, the Company was required by the provisions of the indenture governing the 6.75% Senior Notes to offer to prepay certain amounts outstanding under the 6.75% Senior Notes. In connection with such offers, the Company accepted and cancelled $47.2 million in aggregate principal amount of the 6.75% Notes in November 2020, and wrote-off approximately $0.6 million of debt issuance costs related to the 6.75% Notes accepted and canceled in the transaction, and the Company accepted and cancelled approximately $3.0 million in aggregate principal amount of the 6.75% Notes in May 2021.
During the second quarter of 2022, the Company repurchased $49.8 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of approximately $1.6 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off approximately $0.5 million of debt issuance costs.
As of June 30, 2022, the Issuer was in compliance with all required covenants under the Indenture.
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	June 30, 2022	December 31, 2021
Term Loan due 2026:
Gross value	$343,731	$356,240
Fair value - Level 2	324,826	355,795
6.75% Senior Notes:
Gross value	$399,872	$449,695
Fair value - Level 2	360,884	466,559
As of June 30, 2022, the Company used trading prices from a third party of 94.50% and 90.25% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2021, the Company used trading prices from a third party of 99.88% and 103.75% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.

6. Income Taxes
For the three months ended June 30, 2022, the Company recorded an income tax expense of $3.9 million on pre-tax book income of $12.5 million, resulting in an effective tax rate of approximately 31.0%. For the three months ended June 30, 2021, the Company recorded an income tax expense of $0.7 million on pre-tax book loss of $5.2 million, resulting in an effective tax rate of approximately (14.3)%.
For the six months ended June 30, 2022, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $11.5 million, resulting in an effective tax rate of approximately 32.4%. For the six months ended June 30, 2021, the Company recorded an income tax benefit of $3.6 million on pre-tax book loss of $31.4 million, resulting in an effective tax rate of approximately 11.5%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2022, primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2021, are primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2022, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2022, the Company had 21,133,270 aggregate issued shares of common stock, and 19,022,324 outstanding shares consisting of: (i) 20,224,460 issued shares and 18,113,514 outstanding shares designated as Class A common stock; and (ii) 908,810 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On May 3, 2022, the Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding Class A common stock. The share repurchase authorization expires November 3, 2023. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Shares repurchased under the Offer are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the Offer and as of June 30, 2022, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.

8. Earnings (Loss) Per Share
The Company calculates basic earnings (loss) per share by dividing net loss by the weighted average number of common shares outstanding, including warrants. The Company calculates diluted earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants.
For the three and six months ended June 30, 2022, potential common shares related to the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, due to the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate earnings (loss) per share. Because both classes share the same rights in dividends and losses, earnings (loss) per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted earnings (loss) per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30,
	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$8,654	$(5,891)
Basic net income (loss) attributable to common shares	$8,654	$(5,891)
Denominator:
Basic weighted average shares outstanding	20,322	20,475
Basic undistributed net income (loss) per share attributable to common shares	$0.43	$(0.29)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss) from operations	$8,654	$(5,891)
Diluted net income (loss) attributable to common shares	$8,654	$(5,891)
Denominator:
Basic weighted average shares outstanding	20,322	20,475
Effect of dilutive options and restricted share units	247	—
Diluted weighted average shares outstanding	20,569	20,475
Diluted undistributed net income (loss) per share attributable to common shares	$0.42	$(0.29)

	Six Months Ended June 30,
	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net earnings (loss) from operations	$7,749	$(27,809)
Basic net earnings (loss) attributable to common shares	$7,749	$(27,809)
Denominator:
Basic weighted average shares outstanding	20,474	20,448
Basic undistributed net earnings (loss) per share attributable to common shares	$0.38	$(1.36)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net earnings (loss) from operations	$7,749	$(27,809)
Diluted net earnings (loss) attributable to common shares	$7,749	$(27,809)
Denominator:
Basic weighted average shares outstanding	20,474	20,448
Effect of dilutive options and restricted share units	309	—
Diluted weighted average shares outstanding	20,783	20,448
Diluted undistributed net earnings (loss) per share attributable to common shares	$0.37	$(1.36)
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against

Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). The Ninth Circuit, however, directed the district court to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
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

	Three Months Ended June 30,
	2022	2021	2022 vs 2021 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$236,741	$224,718	$12,023	5.4%
Content costs	83,184	82,882	302	0.4%
Selling, general and administrative expenses	96,835	93,063	3,772	4.1%
Depreciation and amortization	13,815	13,163	652	5.0%
Local marketing agreement fees	13	193	(180)	(93.3)%
Corporate expenses	15,819	22,971	(7,152)	(31.1)%
Gain on sale or disposal of assets or stations	(15)	(179)	164	(91.6)%
Operating income	27,090	12,625	14,465	114.6%
Interest expense	(16,116)	(18,091)	1,975	(10.9)%
Gain on early extinguishment of debt	1,597	—	1,597	N/A
Other (expense) income, net	(30)	314	(344)	N/A
Income (loss) before income taxes	12,541	(5,152)	17,693	N/A
Income tax expense	(3,887)	(739)	(3,148)	426.0%
Net income (loss)	$8,654	$(5,891)	$14,545	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$45,485	$36,857	$8,628	23.4%

	Six Months Ended June 30,
	2022	2021	2022 vs 2021 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$468,773	$426,446	$42,327	9.9%
Content costs	174,509	173,030	1,479	0.9%
Selling, general and administrative expenses	192,127	183,161	8,966	4.9%
Depreciation and amortization	27,369	26,573	796	3.0%
Local marketing agreement fees	18	689	(671)	(97.4)%
Corporate expenses	33,983	39,409	(5,426)	(13.8)%
Gain on sale or disposal of assets or stations	(1,126)	(462)	(664)	143.7%
Operating income	41,893	4,046	37,847	935.4%
Interest expense	(31,981)	(35,640)	3,659	(10.3)%
Gain on early extinguishment of debt	1,597	—	1,597	N/A
Other expense, net	(53)	174	(227)	N/A
Income (loss) before income taxes	11,456	(31,420)	42,876	N/A
Income tax (expense) benefit	(3,707)	3,611	(7,318)	N/A
Net income (loss)	$7,749	$(27,809)	$35,558	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$76,698	$45,789	$30,909	67.5%

Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
Net Revenue
Net revenue for the three months ended June 30, 2022, compared to net revenue for the three months ended June 30, 2021, increased $12.0 million or 5%. Net revenue increased $6.4 million from higher digital advertising revenue driven by increased podcasting and digital marketing services. Spot broadcast revenue grew $6.1 million primarily from local advertising which was strengthened by COVID-19 economic recovery and higher political revenue driven by election cycle seasonality. Other revenue increased $6.1 million from higher trade and barter, event and remote revenues which continued to rebound from COVID-19 economic recovery. These increases were partially offset by $6.6 million of lower network advertising revenue resulting primarily from current macroeconomic conditions.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2022, compared to content costs for the three months ended June 30, 2021, remained generally consistent period over period.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended June 30, 2022, compared to selling, general and administrative expenses for the three months ended June 30, 2021, increased primarily from higher trade, remote, event, and talent expenses related to the continued return of sporting and other events, and higher bad debt expense. These increases were partially offset by a reduction of selling, general and administrative expenses resulting from an operational realignment of certain support functions to corporate and lower incentive costs attributed to a decline in network broadcast revenue.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2022 as compared to depreciation and amortization expense for the three months ended June 30, 2021 increased as a result of additional amortization from an asset acquisition in the third quarter of 2021.

Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended June 30, 2022 compared to LMA fees for the three months ended June 30, 2021 decreased as the Company ended the LMA for KQOB-FM on December 31, 2021.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2022 compared to corporate expenses for the three months ended June 30, 2021 decreased primarily as a result of a legal settlement in 2021, lower incentive compensation, and lower employee benefit costs. These decreases were partially offset by higher salary costs resulting from an operational realignment of certain support functions to corporate.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended June 30, 2022 was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets offset by fixed asset disposals and the surrender of a broadcast license.
The gain on sale or disposal of assets or stations for the three months ended June 30, 2021 was primarily driven by insurance proceeds received for 2020 hurricane damage which were mostly offset by fixed asset dispositions.
Interest Expense
Total interest expense for the three months ended June 30, 2022, decreased when compared to the total interest expense for the three months ended June 30, 2021. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Term Loan due 2026	$4,126	$5,193	$(1,067)
6.75% Senior Notes	7,370	7,637	(267)
2020 Revolving Credit Facility	—	86	(86)
Financing liabilities	3,892	3,516	376
Other, including debt issuance cost amortization and write-off	728	1,659	(931)
Interest expense	$16,116	$18,091	$(1,975)
Income Tax Expense
For the three months ended June 30, 2022, the Company recorded an income tax expense of $3.9 million on pre-tax book income of $12.5 million, resulting in an effective tax rate of approximately 31.0%. For the three months ended June 30, 2021, the Company recorded an income tax expense of $0.7 million on pre-tax book loss of $5.2 million, resulting in an effective tax rate of approximately (14.3)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended June 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended June 30, 2021, is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $45.5 million for the three months ended June 30, 2022, compared to the Adjusted EBITDA of $36.9 million for the three months ended June 30, 2021, increased $8.6 million.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021
Net Revenue
Net revenue for the six months ended June 30, 2022, compared to net revenue for the six months ended June 30, 2021, increased $42.3 million or 10%. Other revenue increased $17.4 million, of which $9.1 million was from higher trade and barter, event and remote revenues which continued to rebound from COVID-19 economic recovery and $8.3 million was the result of a fee received from the early termination of a revenue agreement. Spot broadcast revenue grew $17.1 million from local and national advertising which were strengthened by COVID-19 economic recovery and higher political revenue which was driven by election cycle seasonality. Digital advertising revenue increased $11.2 million from increased podcasting and digital marketing services. These increases were partially offset by $3.4 million of lower network advertising revenue resulting primarily from current macroeconomic conditions.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2022, compared to content costs for the six months ended June 30, 2021, increased primarily as a result of digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the six months ended June 30, 2022, compared to selling, general and administrative expenses for the six months ended June 30, 2021, increased primarily from trade, remote, event, and talent expenses related to the continued return of sporting and other events, higher bad debt expense and higher local and digital commission expenses driven by local and digital advertising revenue growth. These increases were partially offset by a reduction of selling, general and administrative expenses resulting from an operational realignment of certain support functions to corporate.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2022 as compared to depreciation and amortization expense for the six months ended June 30, 2021 increased as a result of additional amortization from an asset acquisition in the third quarter of 2021.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the six months ended June 30, 2022 compared to LMA fees for the six months ended June 30, 2021 decreased as the Company ended the LMA for KQOB-FM on December 31, 2021.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2022 compared to corporate expenses for the six months ended June 30, 2021 decreased primarily as a result of a legal settlement in 2021, lower incentive compensation, and lower employee benefit costs. These decreases were partially offset by higher salary costs resulting from an operational realignment of certain support functions to corporate.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the six months ended June 30, 2022 was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets and stations which were partially offset by fixed asset dispositions and the surrender of a broadcast license.
The gain on sale or disposal of assets or stations for the six months ended June 30, 2021 was primarily driven by insurance proceeds received for 2020 hurricane damage which were partially offset by fixed asset dispositions.

Interest Expense
Total interest expense for the six months ended June 30, 2022, decreased when compared to the total interest expense for the six months ended June 30, 2021. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Term Loan due 2026	$8,367	$10,705	$(2,338)
6.75% Senior Notes	14,958	15,279	(321)
2020 Revolving Credit Facility	—	274	(274)
Financing liabilities	7,398	7,094	304
Other, including debt issuance cost amortization and write-off	1,258	2,288	(1,030)
Interest expense	$31,981	$35,640	$(3,659)
Income Tax Expense
For the six months ended June 30, 2022, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $11.5 million, resulting in an effective tax rate of approximately 32.4%. For the six months ended June 30, 2021, the Company recorded an income tax benefit of $3.6 million on pre-tax book loss of $31.4 million, resulting in an effective tax rate of approximately 11.5%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the six month period ended June 30, 2022 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the six month period ended June 30, 2021, is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $76.7 million for the six months ended June 30, 2022, compared to the Adjusted EBITDA of $45.8 million for the six months ended June 30, 2021, increased $30.9 million.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
GAAP net income (loss)	$8,654	$(5,891)
Income tax expense	3,887	739
Non-operating expenses, including net interest expense	16,146	17,777
Local marketing agreement fees	13	193
Depreciation and amortization	13,815	13,163
Stock-based compensation expense	1,687	1,358
Gain on sale or disposal of assets or stations	(15)	(179)
Gain on early extinguishment of debt	(1,597)	—
Restructuring costs	2,245	2,895
Non-routine legal expenses	394	6,599
Franchise taxes	256	203
Adjusted EBITDA	$45,485	$36,857

	Six Months Ended June 30,
	2022	2021
GAAP net income (loss)	$7,749	$(27,809)
Income tax expense (benefit)	3,707	(3,611)
Non-operating expenses, including net interest expense	32,034	35,466
Local marketing agreement fees	18	689
Depreciation and amortization	27,369	26,573
Stock-based compensation expense	3,194	2,415
Gain on sale or disposal of assets or stations	(1,126)	(462)
Gain on early extinguishment of debt	(1,597)	—
Restructuring costs	4,522	4,473
Non-routine legal expenses	464	7,627
Franchise taxes	364	428
Adjusted EBITDA	$76,698	$45,789
Liquidity and Capital Resources
As of June 30, 2022, we had $108.7 million of cash and cash equivalents. The Company generated cash from operating activities of $30.5 million and $20.7 million for the six months ended June 30, 2022, and June 30, 2021, respectively.
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
Although our cash flows from operations are subject to a number of risks and uncertainties, we anticipate that our cash on hand, future cash expected to be generated from operations, borrowings from time to time under the Refinanced Credit Agreement (or any such other credit facility as may be in place at the appropriate time) and, potentially, external equity or debt financing, will be sufficient to fund our operations, any debt service obligations, estimated capital expenditures, and share or debt repurchases.
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

2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility pursuant to the 2020 Revolving Credit Agreement and replaced our 2018 Revolving Credit Agreement. On June 3, 2022, we entered into an amendment (the "Amendment") to our 2020 Revolving Credit Agreement to, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to June 3, 2027, provided, that if any of the Company’s indebtedness with an aggregate principal amount in excess of $35.0 million is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the maturity date of all borrowings under the 2020 Revolving Credit Facility will instead be such Springing Maturity Date, and (ii) modify certain terms of the 2020 Revolving Credit Facility to replace the relevant benchmark provisions from the London Interbank Offered Rate to the Secured Overnight Financing Rate. Except as modified by the Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.
Share Repurchase Program
On May 3, 2022, the Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding Class A common stock. The share repurchase authorization expires November 3, 2023. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Shares repurchased under the Offer are accounted for as treasury stock and the total cost of shares repurchased is recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the Offer and as of June 30, 2022, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
Cash Flows Provided by Operating Activities

	Six Months Ended June 30,
	2022	2021
(Dollars in thousands)
Net cash provided by operating activities	$30,524	$20,691
Net cash provided by operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 increased as a result of improved operating results which was partially offset by changes in working capital.
Cash Flows Used in Investing Activities

	Six Months Ended June 30,
	2022	2021
(Dollars in thousands)
Net cash used in investing activities	$(7,938)	$(11,130)
Net cash used in investing activities for the six months ended June 30, 2022 consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
For the six months ended June 30, 2021, net cash used in investing activities relates to capital expenditures.

Cash Flows Used in Financing Activities

	Six Months Ended June 30,
	2022	2021
(Dollars in thousands)
Net cash used in financing activities	$(90,920)	$(156,344)
For the six months ended June 30, 2022, net cash used in financing activities primarily relates to the repurchase of $49.8 million principal amount of 6.75% Senior Notes for $48.2 million, the purchase of $25.0 million of treasury stock and a $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026).
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2022.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2022.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In August 2015, the Company was named as a defendant in 2 separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). The Ninth Circuit, however, directed the district court to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 - 30, 2022	—	$—	—	$—
May 1 - 31, 2022 (1)	—	—	—	50,000
June 1 - 30, 2022 (2)	1,724,137	14.50	1,724,137	25,000
Total	1,724,137	$14.50	1,724,137	$25,000
(1) On May 3, 2022, the Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding Class A common stock. The share repurchase authorization expires November 3, 2023. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
(2) Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Subsequent to the Offer and as of June 30, 2022, approximately $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
Item 6. Exhibits

10.1
Fifth Amendment to the ABL Credit Agreement, dated as of June 3, 2022, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc. ("Holdings"), each of the restricted subsidiaries of Holdings signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 8, 2022)

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

Cumulus Media Inc.

August 3, 2022	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer