Form 10-Q
period 2022-09-30
CUMULUS MEDIA INC
filed 2022-10-28
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of October 21, 2022, the registrant had 18,623,085 outstanding shares of common stock consisting of: (i) 17,714,275 shares of Class A common stock; (ii) 908,810 shares of Class B common stock, and no warrants issued and outstanding.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$118,149	$177,028
Accounts receivable, less allowance for doubtful accounts of $6,296 and $5,816 at September 30, 2022 and December 31, 2021, respectively	198,448	196,934
Trade receivable	2,416	1,898
Prepaid expenses and other current assets	37,688	30,656
Total current assets	356,701	406,516
Property and equipment, net	185,371	191,520
Operating lease right-of-use assets	137,022	142,937
Broadcast licenses	823,137	823,905
Other intangible assets, net	121,476	138,390
Deferred income tax assets	4,071	6,356
Other assets	7,528	7,758
Total assets	$1,635,306	$1,717,382
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$109,412	$109,669
Current portion of operating lease liabilities	28,376	28,395
Trade payable	3,162	1,750
Total current liabilities	140,950	139,814
Term loan due 2026, net of debt issuance costs of $1,942 and $2,404 at September 30, 2022 and December 31, 2021, respectively	341,789	353,836
6.75% senior notes, net of debt issuance costs of $3,476 and $4,607 at September 30, 2022 and December 31, 2021, respectively	393,651	445,088
Operating lease liabilities	121,992	125,638
Financing liabilities, net	214,738	219,649
Other liabilities	12,310	13,860
Total liabilities	1,225,430	1,297,885
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 20,240,435 and 18,789,029 shares issued; 17,714,275 and 18,558,719 shares outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 908,810 and 1,964,764 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost, 2,526,160 and 230,310 shares at September 30, 2022 and December 31, 2021, respectively	(33,599)	(2,977)
Additional paid-in-capital	346,945	342,233
Retained earnings	96,530	80,241
Total stockholders’ equity	409,876	419,497
Total liabilities and stockholders’ equity	$1,635,306	$1,717,382
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$233,463	$237,716	$702,236	$664,163
Operating expenses:
Content costs	83,284	87,279	257,793	260,309
Selling, general and administrative expenses	93,200	93,213	285,327	276,375
Depreciation and amortization	14,034	13,223	41,403	39,796
Local marketing agreement fees	13	373	31	1,062
Corporate expenses	14,468	16,017	48,451	55,426
Loss (gain) on sale or disposal of assets or stations	41	(20,197)	(1,085)	(20,659)
Total operating expenses	205,040	189,908	631,920	612,309
Operating income	28,423	47,808	70,316	51,854
Non-operating expense:
Interest expense	(15,507)	(16,187)	(47,488)	(51,827)
Gain on early extinguishment of debt	279	—	1,876	—
Other expense, net	(31)	(505)	(84)	(330)
Total non-operating expense, net	(15,259)	(16,692)	(45,696)	(52,157)
Income (loss) before income taxes	13,164	31,116	24,620	(303)
Income tax expense	(4,624)	(3,668)	(8,331)	(57)
Net income (loss)	$8,540	$27,448	$16,289	$(360)
Basic and diluted income (loss) per common share (see Note 8, "Earnings (Loss) Per Share"):
Basic: Earnings (Loss) per share	$0.45	$1.34	$0.82	$(0.02)
Diluted: Earnings (Loss) per share	$0.45	$1.32	$0.81	$(0.02)
Weighted average basic common shares outstanding	18,881,161	20,508,135	19,937,331	20,467,969
Weighted average diluted common shares outstanding	18,903,347	20,717,018	20,233,038	20,467,969

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the nine months ended September 30, 2022
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net loss	—	—	—	—	—	—	—	(905)	(905)
Shares returned in lieu of tax payments	—	—	—	—	137,857	(1,476)	—	—	(1,476)
Issuance of common stock	168,083	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,507	—	1,507
Balance at March 31, 2022	18,726,802	$—	1,964,764	$—	368,167	$(4,453)	$343,740	$79,336	$418,623
Net income	—	—	—	—	—	—	—	8,654	8,654
Shares returned in lieu of tax payments	—	—	—	—	18,642	(223)	—	—	(223)
Conversion of Class B common stock	1,055,954	—	(1,055,954)	—	—	—	—	—	—
Issuance of common stock	54,895	—	—	—	—	—	—	—	—
Stock based compensation expense		—	—	—	—	—	1,687	—	1,687
Treasury stock purchased under share repurchase program	(1,724,137)	—	—	—	1,724,137	(25,000)	—	—	(25,000)
Balance at June 30, 2022	18,113,514	$—	908,810	$—	2,110,946	$(29,676)	$345,427	$87,990	$403,741
Net income	—	—	—	—	—	—	—	8,540	8,540
Shares returned in lieu of tax payments	—	—	—	—	151	(1)	—	—	(1)
Issuance of common stock	15,824	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,518	—	1,518
Treasury stock purchased under share repurchase program	(415,063)	—	—	—	415,063	(3,922)	—	—	(3,922)
Balance at September 30, 2022	17,714,275	$—	908,810	$—	2,526,160	$(33,599)	$346,945	$96,530	$409,876

For the nine months ended September 30, 2021
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net loss	—	—	—	—	—	—	—	(21,917)	(21,917)
Shares returned in lieu of tax payments	—	—	—	—	33,666	(315)	—	—	(315)
Conversion of Class B common stock	298,347	—	(298,347)	—	—	—	—	—	—
Issuance of common stock	67,635	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,057	—	1,057
Balance at March 31, 2021	18,327,716	$—	2,117,906	$—	207,888	$(2,729)	$338,099	$41,046	$376,416
Net loss	—	—	—	—	—	—	—	(5,891)	(5,891)
Shares returned in lieu of tax payments	—	—	—	—	18,771	(208)	—	—	(208)
Conversion of Class B common stock	77,754	—	(77,754)	—	—	—	—	—	—
Issuance of common stock	40,173	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,358	—	1,358
Balance at June 30, 2021	18,445,643	$—	2,040,152	$—	226,659	$(2,937)	$339,457	$35,155	$371,675
Net income	—	—		—	—	—	—	27,448	27,448
Conversion of Class B common stock	32,079	—	(32,079)	—	—	—	—	—	—
Issuance of common stock	17,100	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,372	—	1,372
Balance at September 30, 2021	18,494,822	$—	2,008,073	$—	226,659	$(2,937)	$340,829	$62,603	$400,495

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$16,289	$(360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,403	39,796
Amortization and write-off of debt issuance costs	1,956	2,349
Provision for doubtful accounts	2,640	67
Gain on sale or disposal of assets or stations	(1,085)	(20,659)
Gain on early extinguishment of debt	(1,876)	—
Deferred income taxes	2,285	(434)
Stock-based compensation expense	4,712	3,787
Non-cash interest expense on financing liabilities	2,737	3,032
Non-cash imputed rental income	(3,456)	(3,345)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	(4,154)	701
Trade receivable	(518)	(732)
Prepaid expenses and other current assets	(7,028)	(8,034)
Operating leases, net	2,250	4,751
Other assets	(293)	3,441
Accounts payable and accrued expenses	(3,303)	8,348
Trade payable	1,412	346
Other liabilities	545	165
Net cash provided by operating activities	54,516	33,219
Cash flows from investing activities:
Proceeds from sale of assets or stations	1,986	33,497
Asset acquisition	(131)	(7,000)
Proceeds from insurance reimbursement	1,908	866
Capital expenditures	(18,560)	(21,988)
Net cash (used in) provided by investing activities	(14,797)	5,375
Cash flows from financing activities:
Repayment of borrowings under term loan	(12,509)	(113,171)
Repayments of borrowings under 6.75% senior notes	(50,692)	(3,141)
Repayments of borrowings under the 2020 revolving credit facility	—	(60,000)
Proceeds from PPP loans	—	20,000
Treasury stock purchases	(28,922)	—
Payment of contingent consideration	(1,000)	—
Shares returned in lieu of tax payments	(1,700)	(523)
Transaction costs for financing liability	—	(7)
Proceeds from financing liability	—	2,635
Repayments of financing liabilities	(3,586)	(3,030)
Repayments of finance lease obligations	(189)	(201)
Net cash used in financing activities	(98,598)	(157,438)
Decrease in cash and cash equivalents	(58,879)	(118,844)
Cash and cash equivalents at beginning of period	177,028	271,761
Cash and cash equivalents at end of period	$118,149	$152,917
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
Nature of Business
Cumulus Media (NASDAQ: CMLS) is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 405 owned-and-operated radio stations across 86 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2021, was derived from the Company’s audited financial statements as of December 31, 2021, and our accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2022 and for the periods ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including significant estimates related to bad debts, intangible assets, income taxes, stock-based compensation, contingencies, litigation, valuation assumptions for impairment analysis, certain expense accruals, leases and, if applicable, purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. We assessed these aforementioned estimates and judgments utilizing information reasonably available to us and considering the unknown future impacts of the novel coronavirus disease ("COVID-19") pandemic. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. While there was not a material impact to our key estimates as of and for the quarter ended September 30, 2022, our estimates may change based on the magnitude and duration of COVID-19, as well as other factors. Actual amounts and results may differ materially from these estimates.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and certain items that are excluded from net income (loss) and recorded as a separate component of stockholders' equity. During the nine months ended September 30, 2022 and 2021, the Company had no items of other comprehensive income (loss) and, therefore, comprehensive income (loss) does not differ from reported net income (loss).

Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of September 30, 2022 and December 31, 2021, assets held for sale were not material.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Interest paid	$37,660	$38,951
Income taxes paid	7,536	5,348
Supplemental disclosures of non-cash flow information:
Trade revenue	$35,362	$27,349
Trade expense	34,898	26,819
Noncash principal change in financing liabilities	(428)	(54)
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
Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for public business entities, excluding Smaller Reporting Companies ("SRC"), for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard is effective for SRCs for fiscal years beginning after December 15, 2022. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on the Company's Condensed Consolidated Financial Statements.
2. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Broadcast radio revenue:
Spot	$124,813	$122,004
Network	52,261	63,873
Total broadcast radio revenue	177,074	185,877
Digital	34,910	33,337
Other	21,479	18,502
Net revenue	$233,463	$237,716

	Nine Months Ended September 30,
	2022	2021
Broadcast radio revenue:
Spot	$355,735	$335,787
Network	166,247	181,249
Total broadcast radio revenue	521,982	517,036
Digital	104,604	91,837
Other	75,650	55,290
Net revenue	$702,236	$664,163
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

Trade and barter expense is recorded when goods or services are consumed. For the three months ended September 30, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $11.2 million and $8.6 million, respectively; and (2) trade and barter expenses of $11.0 million and $8.3 million, respectively. For the nine months ended September 30, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $35.4 million and $27.3 million, respectively; and (2) trade and barter expenses of $34.9 million and $26.8 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For contracts with a customer life of one year or less, commissions are expensed as they are incurred. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, the Company recorded an asset of approximately $7.2 million and $6.7 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287
Acquisition	—	131	—	—	—	—	131
Dispositions	(768)	—	—	—	—	—	(768)
Balance as of September 30, 2022	$823,137	$19,880	$145,000	$32,000	$13,580	$11,053	$1,044,650

Accumulated Amortization
Balance as of December 31, 2021	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Amortization Expense	—	—	(11,114)	(4,800)	(1,131)	—	(17,045)
Balance as of September 30, 2022	$—	$—	$(54,712)	$(27,733)	$(6,539)	$(11,053)	$(100,037)
Net Book Value as of September 30, 2022	$823,137	$19,880	$90,288	$4,267	$7,041	$—	$944,613
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if management believes events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability prior to its annual impairment test and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions surrounding COVID-19, and other potential indicators of impairment, and determined a triggering event had not occurred which would necessitate any interim impairment tests during the three months ended September 30, 2022. We will continue to monitor changes in economic and market conditions, including those related to COVID-19, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Term Loan due 2026	$343,731	$356,240
6.75% Senior Notes	397,127	449,695
Less: Total unamortized debt issuance costs	(5,418)	(7,011)
Long-term debt, net	$735,440	$798,924
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of September 30, 2022, the Term Loan due 2026 bore interest at a rate of 6.87% per annum.
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
As of September 30, 2022, we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of September 30, 2022, $4.7 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of September 30, 2022, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
During the three months ended September 30, 2022, the Company repurchased approximately $2.8 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of approximately $0.3 million. The 6.75% Senior Notes were repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchases, which were not material.
During the nine months ended September 30, 2022, the Company repurchased $52.6 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of approximately $1.9 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off approximately $0.5 million of debt issuance costs.
As of September 30, 2022, the Issuer was in compliance with all required covenants under the Indenture.

5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	September 30, 2022	December 31, 2021
Term Loan due 2026:
Gross value	$343,731	$356,240
Fair value - Level 2	324,826	355,795
6.75% Senior Notes:
Gross value	$397,127	$449,695
Fair value - Level 2	334,579	466,559
As of September 30, 2022, the Company used trading prices from a third party of 94.50% and 84.25% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2021, the Company used trading prices from a third party of 99.88% and 103.75% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
6. Income Taxes
For the three months ended September 30, 2022, the Company recorded income tax expense of $4.6 million on pre-tax book income of $13.2 million, resulting in an effective tax rate of approximately 35.1%. For the three months ended September 30, 2021, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $31.1 million, resulting in an effective tax rate of approximately 11.8%.
For the nine months ended September 30, 2022, the Company recorded an income tax expense of $8.3 million on pre-tax book income of $24.6 million, resulting in an effective tax rate of approximately 33.8%. For the nine months ended September 30, 2021, the Company recorded an income tax expense of $0.1 million on pre-tax book loss of $0.3 million, resulting in an effective tax rate of approximately (18.9)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2022, primarily relate to state and local income taxes and the effect of certain statutory non- deductible expenses.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2021, are primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2022, the Company has not recorded a valuation allowance since the Company continues to believe, on the basis of its evaluation, that its deferred tax assets meet the more likely than not recognition standard for recovery. The Company will continue to monitor the valuation of deferred tax assets, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.

As of September 30, 2022, the Company had 21,149,245 aggregate issued shares of common stock, and 18,623,085 outstanding shares consisting of: (i) 20,240,435 issued shares and 17,714,275 outstanding shares designated as Class A common stock; and (ii) 908,810 issued and outstanding shares designated as Class B common stock.
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
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Additionally, the Company commenced open market purchases beginning in the third quarter of 2022. The Company repurchased 415,063 shares of our outstanding Class A common stock in the open market at an average purchase price of $9.43 per share for an aggregate cost of approximately $3.9 million, excluding fees and expenses.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $21.1 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of September 30, 2022.
8. Earnings (Loss) Per Share
The Company calculates basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding, including warrants. The Company calculates diluted earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants.
For the three and nine months ended September 30, 2022, potential common shares related to the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive.
For the three months ended September 30 2021, potential common shares related to the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive.
For the nine months ended September 30 2021, due to the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate earnings (loss) per share. Because both classes share the same rights in dividends and losses, earnings (loss) per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted earnings (loss) per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30,
	2022	2021
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$8,540	$27,448
Basic net income attributable to common shares	$8,540	$27,448
Denominator:
Basic weighted average shares outstanding	18,881	20,508
Basic undistributed net income per share attributable to common shares	$0.45	$1.34

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$8,540	$27,448
Diluted net income attributable to common shares	$8,540	$27,448
Denominator:
Basic weighted average shares outstanding	18,881	20,508
Effect of dilutive options and restricted share units	22	209
Diluted weighted average shares outstanding	18,903	20,717
Diluted undistributed net income per share attributable to common shares	$0.45	$1.32

	Nine Months Ended September 30,
	2022	2021
Basic Earnings (Loss) Per Share
Numerator:
Undistributed net earnings (loss) from operations	$16,289	$(360)
Basic net earnings (loss) attributable to common shares	$16,289	$(360)
Denominator:
Basic weighted average shares outstanding	19,937	20,468
Basic undistributed net earnings (loss) per share attributable to common shares	$0.82	$(0.02)

Diluted Earnings (Loss) Per Share
Numerator:
Undistributed net earnings (loss) from operations	$16,289	$(360)
Diluted net earnings (loss) attributable to common shares	$16,289	$(360)
Denominator:
Basic weighted average shares outstanding	19,937	20,468
Effect of dilutive options and restricted share units	296	—
Diluted weighted average shares outstanding	20,233	20,468
Diluted undistributed net earnings (loss) per share attributable to common shares	$0.81	$(0.02)
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgement, which is not likely to be decided until Q1 2023 at the earliest. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
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

	Three Months Ended September 30,
	2022	2021	2022 vs 2021 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$233,463	$237,716	$(4,253)	(1.8)%
Content costs	83,284	87,279	(3,995)	(4.6)%
Selling, general and administrative expenses	93,200	93,213	(13)	—%
Depreciation and amortization	14,034	13,223	811	6.1%
Local marketing agreement fees	13	373	(360)	(96.5)%
Corporate expenses	14,468	16,017	(1,549)	(9.7)%
Loss (gain) on sale or disposal of assets or stations	41	(20,197)	20,238	N/A
Operating income	28,423	47,808	(19,385)	(40.5)%
Interest expense	(15,507)	(16,187)	680	(4.2)%
Gain on early extinguishment of debt	279	—	279	N/A
Other expense, net	(31)	(505)	474	(93.9)%
Income before income taxes	13,164	31,116	(17,952)	(57.7)%
Income tax expense	(4,624)	(3,668)	(956)	26.1%
Net income	$8,540	$27,448	$(18,908)	(68.9)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$46,567	$45,828	$739	1.6%

	Nine Months Ended September 30,
	2022	2021	2022 vs 2021 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$702,236	$664,163	$38,073	5.7%
Content costs	257,793	260,309	(2,516)	(1.0)%
Selling, general and administrative expenses	285,327	276,375	8,952	3.2%
Depreciation and amortization	41,403	39,796	1,607	4.0%
Local marketing agreement fees	31	1,062	(1,031)	(97.1)%
Corporate expenses	48,451	55,426	(6,975)	(12.6)%
Gain on sale or disposal of assets or stations	(1,085)	(20,659)	19,574	(94.7)%
Operating income	70,316	51,854	18,462	35.6%
Interest expense	(47,488)	(51,827)	4,339	(8.4)%
Gain on early extinguishment of debt	1,876	—	1,876	N/A
Other expense, net	(84)	(330)	246	(74.5)%
Income (loss) before income taxes	24,620	(303)	24,923	N/A
Income tax expense	(8,331)	(57)	(8,274)	N/A
Net income (loss)	$16,289	$(360)	$16,649	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$123,265	$91,617	$31,648	34.5%

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
Net Revenue
Net revenue for the three months ended September 30, 2022, compared to net revenue for the three months ended September 30, 2021, decreased $4.3 million, or 1.8%. Network advertising revenue decreased $11.6 million resulting primarily from current macroeconomic conditions. This decrease was offset by a $3.0 million increase in other revenue from higher trade and barter revenues which continued to rebound from COVID-19 economic recovery. In addition, spot broadcast advertising increased $2.8 million as a result of higher political revenue driven by election cycle seasonality and digital revenue increased $1.5 million from expansion of streaming activity and growth of digital marketing services.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2022, compared to content costs for the three months ended September 30, 2021, decreased $4.0 million, or 4.6%, primarily as a result of lower broadcast rights from renewed contracts and a reduction in syndicated programming costs attributed to lower revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2022, compared to selling, general and administrative expenses for the three months ended September 30, 2021, remained generally consistent. Selling, general and administrative expenses decreased as a result of an operational realignment of certain support functions to corporate and lower incentive costs attributed to a decline in network broadcast revenue. These decreases were offset by higher trade and barter expenses which grew in line with the related revenue.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2022 as compared to depreciation and amortization expense for the three months ended September 30, 2021 increased $0.8 million, or 6.1%, as a result of additional fixed assets placed into service and additional amortization from an asset acquisition in the third quarter of 2021.

Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the three months ended September 30, 2022 compared to LMA fees for the three months ended September 30, 2021 decreased $0.4 million, or 96.5%, as the Company ended the LMA for KQOB-FM on December 31, 2021.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2022 compared to corporate expenses for the three months ended September 30, 2021 decreased $1.5 million, or 9.7%. Corporate expenses decreased primarily as a result of lower incentive compensation, professional fees, and employee benefit costs. These decreases were partially offset by higher salary costs resulting from an operational realignment of certain support functions to corporate.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the three months ended September 30, 2022 was primarily related to fixed asset disposals.
For the three months ended September 30, 2021, the Company recognized a $20.8 million gain on the sale of certain land, a single-story building and certain related equipment in the Company's Nashville, TN market ("Nashville Sale") to a third party.
Interest Expense
Total interest expense for the three months ended September 30, 2022, decreased $0.7 million, or 4.2%, when compared to the total interest expense for the three months ended September 30, 2021. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Term Loan due 2026	$4,629	$4,324	$305
6.75% Senior Notes	6,741	7,589	(848)
Financing liabilities	3,668	3,489	179
Other, including debt issuance cost amortization and write-off	469	785	(316)
Interest expense	$15,507	$16,187	$(680)
Income Tax Expense
For the three months ended September 30, 2022, the Company recorded an income tax expense of $4.6 million on pre-tax book income of $13.2 million, resulting in an effective tax rate of approximately 35.1%. For the three months ended September 30, 2021, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $31.1 million, resulting in an effective tax rate of approximately 11.8%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended September 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended September 30, 2021, is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $46.6 million for the three months ended September 30, 2022, compared to the Adjusted EBITDA of $45.8 million for the three months ended September 30, 2021, increased approximately $0.7 million.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021
Net Revenue
Net revenue for the nine months ended September 30, 2022, compared to net revenue for the nine months ended September 30, 2021, increased $38.1 million, or 5.7%. Other revenue increased $20.4 million, of which $12.1 million was from higher barter, event and remote revenues which continued to rebound from COVID-19 economic recovery and $8.3 million was the result of a fee received from the early termination of a revenue agreement. Spot broadcast revenue grew $19.9 million from local and national advertising which were strengthened by COVID-19 economic recovery and higher political revenue driven by election cycle seasonality. Digital advertising revenue increased $12.8 million from increased podcasting, higher digital marketing services and expansion of streaming activity. These increases were partially offset by $15.0 million of lower network advertising revenue resulting primarily from current macroeconomic conditions.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the nine months ended September 30, 2022, compared to content costs for the nine months ended September 30, 2021, decreased $2.5 million, or 1.0%. Content costs decreased primarily from lower broadcast rights resulting from renewed contracts and lower personnel costs. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the nine months ended September 30, 2022, compared to selling, general and administrative expenses for the nine months ended September 30, 2021, increased $9.0 million, or 3.2%. Selling, general and administrative expenses increased primarily from trade, remote, event, and talent expenses related to the continued return of sporting and other events, higher bad debt expense and higher local and digital commission expenses driven by local and digital advertising revenue growth. These increases were partially offset by a reduction of selling, general and administrative expenses resulting from an operational realignment of certain support functions to corporate and lower incentive compensation.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2022 as compared to depreciation and amortization expense for the nine months ended September 30, 2021 increased $1.6 million, or 4.0%, as a result of additional amortization from an asset acquisition in the third quarter of 2021.
Local Marketing Agreement Fees
Local marketing agreements ("LMA") are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the nine months ended September 30, 2022 compared to LMA fees for the nine months ended September 30, 2021 decreased $1.0 million or 97.1% as the Company ended the LMA for KQOB-FM on December 31, 2021.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the nine months ended September 30, 2022 compared to corporate expenses for the nine months ended September 30, 2021 decreased $7.0 million or 12.6%. The decrease was primarily the result of a legal settlement with the NCAA in 2021, lower incentive compensation, and lower employee benefit costs, which were partially offset by higher salary costs resulting from an operational realignment of certain support functions to corporate.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2022 was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets and stations which were partially offset by fixed asset dispositions and the surrender of a broadcast license.
For the nine months ended September 30, 2021, the Company recognized a $20.8 million gain on the Nashville Sale and insurance proceeds received for 2020 hurricane damage which were slightly offset by fixed asset dispositions.

Interest Expense
Total interest expense for the nine months ended September 30, 2022, decreased $4.3 million, or 8.4%, when compared to the total interest expense for the nine months ended September 30, 2021. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Term Loan due 2026	$12,996	$15,029	$(2,033)
6.75% Senior Notes	21,699	22,868	(1,169)
2020 Revolving Credit Facility	—	274	(274)
Financing liabilities	11,066	10,583	483
Other, including debt issuance cost amortization and write-off	1,727	3,073	(1,346)
Interest expense	$47,488	$51,827	$(4,339)
Income Tax Expense
For the nine months ended September 30, 2022, the Company recorded an income tax expense of $8.3 million on pre-tax book income of $24.6 million, resulting in an effective tax rate of approximately 33.8%. For the nine months ended September 30, 2021, the Company recorded an income tax expense of $0.1 million on pre-tax book loss of $0.3 million, resulting in an effective tax rate of approximately (18.9)%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine month period ended September 30, 2022 primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine month period ended September 30, 2021, is primarily driven by improved annual forecasted results, the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking, and state and local income taxes.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $123.3 million for the nine months ended September 30, 2022, compared to the Adjusted EBITDA of $91.6 million for the nine months ended September 30, 2021, increased $31.6 million.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
GAAP net income	$8,540	$27,448
Income tax expense	4,624	3,668
Non-operating expenses, including net interest expense	15,538	16,692
Local marketing agreement fees	13	373
Depreciation and amortization	14,034	13,223
Stock-based compensation expense	1,518	1,372
Loss (gain) on sale or disposal of assets or stations	41	(20,197)
Gain on early extinguishment of debt	(279)	—
Restructuring costs	2,297	2,474
Non-routine legal expenses	59	589
Franchise taxes	182	186
Adjusted EBITDA	$46,567	$45,828

	Nine Months Ended September 30,
	2022	2021
GAAP net income (loss)	$16,289	$(360)
Income tax expense	8,331	57
Non-operating expenses, including net interest expense	47,572	52,157
Local marketing agreement fees	31	1,062
Depreciation and amortization	41,403	39,796
Stock-based compensation expense	4,712	3,787
Gain on sale or disposal of assets or stations	(1,085)	(20,659)
Gain on early extinguishment of debt	(1,876)	—
Restructuring costs	6,819	6,948
Non-routine legal expenses	523	8,216
Franchise taxes	546	613
Adjusted EBITDA	$123,265	$91,617
Liquidity and Capital Resources
As of September 30, 2022, we had $118.1 million of cash and cash equivalents. The Company generated cash from operating activities of $54.5 million and $33.2 million for the nine months ended September 30, 2022, and September 30, 2021, respectively.
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
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Additionally, the Company commenced open market purchases beginning in the third quarter of 2022. The Company repurchased 415,063 shares of our outstanding Class A common stock in the open market at an average purchase price of $9.43 per share for an aggregate cost of approximately $3.9 million, excluding fees and expenses.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $21.1 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of September 30, 2022.
Cash Flows Provided by Operating Activities

	Nine Months Ended September 30,
	2022	2021
(Dollars in thousands)
Net cash provided by operating activities	$54,516	$33,219
Net cash provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 increased primarily as a result of improved operating results.

Cash Flows (Used in) Provided by Investing Activities

	Nine Months Ended September 30,
	2022	2021
(Dollars in thousands)
Net cash used in investing activities	$(14,797)	$5,375
Net cash used in investing activities for the nine months ended September 30, 2022 consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
For the nine months ended September 30, 2021, net cash provided by investing activities consists primarily of proceeds from the Nashville Sale which were mostly offset by capital expenditures and the purchase of affiliate advertising relationships.
Cash Flows Used in Financing Activities

	Nine Months Ended September 30,
	2022	2021
(Dollars in thousands)
Net cash used in financing activities	$(98,598)	$(157,438)
For the nine months ended September 30, 2022, net cash used in financing activities primarily relates to the repurchase of $52.6 million principal amount of 6.75% Senior Notes for $50.7 million, the purchase of $28.9 million of treasury stock and a $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026).
For the nine months ended September 30, 2021, net cash used in financing activities primarily relates to the total $115.0 million mandatory prepayments required by the terms of the Company's debt agreements from the proceeds of the sale of land in Bethesda, MD, and sale of substantially all of the Company's broadcast communications tower sites and certain other related assets after giving effect to a right of reinvestment and a $60.0 million voluntary pay down of the total amount previously outstanding under the 2020 Revolving Credit Agreement. These payments were partially offset by the proceeds received from the PPP loans.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2022.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2022.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the "Exchange Act") designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In August 2015, the Company was named as a defendant in 2 separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgement, which is not likely to be decided until Q1 2023 at the earliest. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - 31, 2022	—	$—	—	$25,000
August 1 - 31, 2022	187,342	9.33	187,342	23,252
September 1 - 30, 2022	227,721	9.51	227,721	21,086
Total (3)	415,063	$9.43	415,063	$21,086
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
(2) The Company's remaining outstanding Class A common stock available for repurchase under the share repurchase authorization excludes fees and expenses.
(3) Under the share repurchase authorization, during the three months ended September 30, 2022, the Company repurchased 415,063 shares of our outstanding Class A common stock in the open market at an average purchase price of $9.43 per share for an aggregate cost of approximately $3.9 million, excluding fees and expenses. Subsequent to the open market purchases, $21.1 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of September 30, 2022.

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

Cumulus Media Inc.

October 28, 2022	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer