Form 10-K
period 2022-12-31
CUMULUS MEDIA INC
filed 2023-02-23
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $144.0 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
As of February 16, 2023, the registrant had outstanding 18,376,650 shares of common stock consisting of (i) 18,064,609 shares of Class A common stock; (ii) 312,041 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registration's definitive proxy statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

PART I

Item 1.	Business
Description of Certain Definitions and Data
In this Annual Report on Form 10-K (this "Form 10-K" or this "Report") the terms "Company," "Cumulus," "we," "us," and "our" refer to Cumulus Media Inc. and its consolidated subsidiaries.
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
Company Overview
Cumulus Media is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 404 owned-and-operated radio stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,400 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
We are a Delaware corporation, organized in 2018, and the successor to a Delaware corporation with the same name that was organized in 2002. Our predecessor, CM Wind Down Topco Inc. (formerly known as Cumulus Media, Inc., "Old Cumulus"), and certain of its direct and indirect subsidiaries filed voluntary petitions for bankruptcy relief in November 2017. Old Cumulus and its debtor subsidiaries emerged from Chapter 11 bankruptcy on June 4, 2018 and, prior to winding down its business, it transferred substantially all of its remaining assets to an indirect wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc. and now known as Cumulus Media Inc. and referred to herein as "Cumulus Media" or the "Company").
Strategic Overview
We are focused on building our competitive position in the expanding audio landscape by achieving leadership positions in the markets in which we operate and leveraging those positions in conjunction with our network platform, national scale, and local advertiser relationships to build value for all of our stakeholders. The Company seeks to achieve its objective through the execution of three specific strategies:
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
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 404 owned and operated stations, operating in 85 markets and more than 9,400 network affiliates with an aggregate monthly reach of over a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allow us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platform
The Cumulus Podcast Network connects passionate listeners with America’s most influential voices. Ranked among the top podcast networks in the country, we focus on personality-driven talk partnering with extraordinary content creators to build national, multi-platform franchises. We also create local podcasts in 85 markets whose content entertains and informs the communities they serve. We monetize audiences through our extensive national and local ad sales teams and deep, longstanding relationships with performance and brand advertisers. Podcast advertisements include prerecorded spots and on-air reads by talent who provide personal endorsements of advertisers' products. To the extent our talent has won the trust of their audiences, such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. We also operate a leading U.S. streaming audio advertising network, including internet simulcasts of our owned and operated radio stations, which are distributed through multiple outlets (both owned and non-owned) and monetized through local, national, network and programmatic advertising channels. In addition, we sell an array of local digital marketing services such as, email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management, listing management, and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
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
Diversified customer base and geographic mix
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base, including local advertisers based in our 85 cities or "markets" in which we own radio stations as well as advertisers based outside those markets through our national network and spot ad sales. We sell our advertising time both nationally and locally through an integrated sales approach, including online couponing and various on-air and digital integrated marketing programs.
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include professional services, entertainment, home products, financial, automotive and retail. We derive additional revenue from political candidates, political parties, and special interest groups particularly in even-numbered years in advance of various elections.

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
Advertising Sales
The majority of our revenue is generated from the sale of local, regional, and national advertising which is broadcast on our radio stations. In addition, we generate revenue from the sale of commercial airtime our network receives from its radio station affiliates (and aggregate for sale to national advertisers) in exchange for programming and services. To a lesser extent, we also purchase commercial inventory to sell through our network and in some instances also receive cash from affiliates for network programming and services.

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
Human Capital
We believe that our rigorous focus on our culture strategy has motivated our employees who are invested in both their jobs and the Company's progress. Their engagement serves not only to drive higher performance, but also helps to attract new talent to the Company. It also enables us to retain valuable members of our team. We invest in training and development opportunities to provide our employees the tools to be effective and reach their full potential. In addition, we consistently monitor our cultural progress through frequent survey and feedback mechanisms. This allows us to build on proven practices, while adjusting as necessary in order to achieve the highest possible levels of employee engagement. The high engagement of our workforce underpins the Company’s ability to swiftly react to challenges as they arise.
As part of our focus on culture, we are committed to advancing and cultivating an environment where diversity, equity and inclusion ("DEI") combine to create a sense of belonging for all. Providing resources to raise awareness and increase learning on DEI topics has been central to laying the foundations for our DEI work. Since 2020, we have maintained a Diversity, Equity, and Inclusion Steering Committee, led by our CEO. This group comprises six members of the company’s Senior Leadership Team. The committee is responsible for defining and leading the ongoing Cumulus DEI strategy and tactical plans.
As of December 31, 2022, our workforce comprised 3,330 people, 2,455 of whom were employed full-time. Of these employees, approximately 77 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
Inflation
Inflation is a factor in our business and we continue to seek ways to mitigate its effect. Inflation has affected our costs in areas including, but not limited to, personnel and equipment. To date, we believe inflation has not had a material effect on our revenues, expenses, or results of operations. However, no assurances can be provided that the impact of inflation will be immaterial in the future.
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
License Grant and Renewal
Radio broadcast licenses are generally granted and renewed for terms of up to eight years at a time. Licenses are renewed by filing an application with the FCC, which is subject to review and approval. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. The most recent renewal cycle for radio licenses began in June 2019 and concluded in April 2022. While we have historically been able to renew our licenses, there can be no assurance that all of our licenses will be renewed in the future for a full term, or at all. Our inability to renew a significant portion of our radio broadcast licenses could result in a material adverse effect on our results of operations and financial condition.
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
The following table sets forth, as of February 16, 2023, by market, the number of all our owned and operated stations, including stations operated under an LMA, whether or not pending acquisition, and all other announced pending station acquisitions, if any.

Market	Stations
Albilene, TX	4
Albuquerque, NM	8
Allentown, PA	5
Amarillo, TX	5
Ann Arbor, MI	4
Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	4
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	7
Des Moines, IA	5
Detroit, MI	3
Erie, PA	4
Eugene, OR	5
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6

Market	Stations
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	5
Lake Charles, LA	5
Lancaster, PA	1
Lexington, KY	5
Little Rock, AR	7
Los Angeles, CA	1
Macon, GA	5
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	2
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
Oklahoma City, OK	6
Oxnard-Ventura, CA / Santa Barbara, CA	4
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	6
Savannah, GA	4
Shreveport, LA	5
Syracuse, NY	3
Tallahasee, FL	4
Toledo, OH	5
Topeka, KS	6
Tucson, AZ	5
Washington, DC	2
Westchester, NY	1
Wichita Falls, TX	4
Wilkes-Barre, PA	5
Wilmington, NC	5
Worcester, MA	3
York, PA	3
Youngstown, OH	8
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. During the year ended December 31, 2022 and as of February 16, 2023, two stations remain in trust.
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
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. In December 2022, the FCC released a Public Notice to commence its 2022 quadrennial review of its multiple ownership rules. That Public Notice followed a 2018 Notice of Proposed Rulemaking which launched the ongoing 2018 quadrennial review, and a 2021 request for further comment to update the record in the 2018 review. Neither the 2022 Public Notice nor the FCC releases in the 2018 review make any specific proposals, but instead seek comment regarding whether the FCC's local radio ownership rule limits should be modified. We cannot predict whether the FCC will adopt changes to the local radio ownership rule or what impact any such changes would have on our holdings.
To our knowledge, these multiple ownership rules do not require any change in our current ownership of radio broadcast radio stations. The Communications Laws limit the number of additional stations that we may acquire in the future in our existing markets as well as any new markets.
Because of these multiple ownership rules, a purchaser of our voting stock who acquires an "attributable" interest in Cumulus (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio broadcast stations, depending on the number and location of those stations. Such purchaser may also be restricted in other companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our stockholders with an attributable interest violates any of these ownership rules, we may be unable to obtain one or more authorizations from the FCC needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
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
Complaints from listeners concerning a station's programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee's renewal application. FCC rules also require broadcasters to provide equal employment opportunities ("EEO") in the hiring of personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee's failure to abide by the EEO rules and also conducts random audits on broadcast licensees' compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits have disclosed any major violation that would have a material adverse effect on our cash flows, financial condition or operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation).
We are and have been subject to listener complaints and FCC enforcement actions from time to time on a variety of matters. While none of them have had a material adverse effect on our cash flows, financial condition or operations as a whole to date, we cannot predict whether any future complaint or action might have a material adverse effect on our cash flows, financial condition or operations.
Local Marketing Agreements
From time to time, radio stations enter into LMAs. In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. As of December 31, 2022 the Company did not operate any stations under LMA. During 2021, the Company operated KQOB-FM under LMA, which ended as of December 31, 2021.
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
Under the FCC's ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC's ownership rules would otherwise prohibit that common ownership. As of December 31, 2022 and 2021, the Company does not operate under any JSAs.

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
Federal law provides that owners of terrestrial broadcast stations such as those operated by Cumulus generally are not required to pay royalties to the holders of copyrights in sound recordings, such as recording artists and record labels, with respect to sound recordings broadcast over the air on those stations. From time to time, legislation has been introduced in the U.S. Congress which would require radio stations to pay such royalties. There can be no assurance that such legislation will not be enacted into law at some time in the future, nor as to the impact that such an obligation to pay royalties for sound recordings broadcast over the air would have on our results from operations, cash flows or financial position. We do pay royalties to holders of copyrights in sound recording which we distribute through digital streaming platforms under a statutory license by making payments to Sound Exchange, the organization designated by the Copyright Royalty Board to collect and distribute royalties under that statutory license. From time-to-time Sound Exchange conducts audits of such royalty payments, which could result in our being required to pay additional royalties.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $101 million or more; however, the FTC recently announced an increase to the HSR size-of-transaction threshold to $111 million, which will become effective on February 27, 2023. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

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
Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of February 16, 2023:

Name	Age	Position(s)
Mary G. Berner	63	President and Chief Executive Officer
Francisco J. Lopez-Balboa	62	Executive Vice President, Chief Financial Officer
Richard S. Denning	56	Executive Vice President, General Counsel and Secretary
Suzanne M. Grimes	64	Executive Vice President of Corporate Marketing and President of Westwood One
Dave Milner	54	President of Operations
Bob Walker	62	President of Operations
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
Francisco J. Lopez-Balboa is our Executive Vice President, Chief Financial Officer ("CFO"). Mr. Lopez-Balboa joined the Company in March 2020. Prior to joining the Company, Mr. Lopez-Balboa served as Executive Vice President and CFO of Univision Communications Inc., ("Univision"), the leading media company serving Hispanic America, from 2015 to 2018. He has deep experience in the media sector; prior to joining Univision, Mr. Lopez-Balboa was an investment banker working with Telecom, Media and Technology ("TMT") companies. Mr. Lopez-Balboa was a Managing Director at Goldman, Sachs & Co. for more than 20 years where he last led the firm’s TMT Investment Grade Debt Financing business. Mr. Lopez-Balboa began his career in the Investment Banking Capital Markets Group at Merrill, Lynch & Co. Mr. Lopez-Balboa currently serves on the board of directors of United Rentals, Inc. (NYSE: URI). Mr. Lopez-Balboa is an Emeritus Trustee of the Board of Visitors for the undergraduate college at Columbia University and is a Trustee, Treasurer and member of the Investment Committee for St. Mark’s School in Southborough, Massachusetts. Mr. Lopez-Balboa holds an MBA from Harvard University and Bachelor of Arts in Economics from Columbia University.
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
Dave Milner is our President of Operations. In this role, he leads operations for our large market portfolio. Mr. Milner joined Cumulus Media in December 2014 as SVP, Operation of the Western Region. Prior to joining Cumulus Media, he was President/Market Manager of iHeart's Sacramento Market. Other key roles in his 30-year broadcasting career include Vice President of Sales for Entercom San Francisco, as well as Clear Channel Portland. He received a bachelor's degree from the University of Oregon.
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
Operating Risks
Continued uncertain financial and economic conditions. including inflation, may have an adverse impact on our business, results of operations or financial condition.
Financial and economic conditions continue to be uncertain over the longer term and the continuation or worsening of such conditions, including prolonged or increased inflationary developments, could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. If consumer confidence were to decline, this decline could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions could have a negative impact on our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.
Our business and operations could be adversely affected by health epidemics, such as the COVID-19 pandemic, impacting the markets and communities in which we and our partners, advertisers, and users operate.
We face various risks related to health epidemics, pandemics and similar outbreaks, such as the global outbreak of COVID-19. The COVID-19 global pandemic negatively impacted the economy, disrupted consumer spending and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic may continue to have an adverse impact on our business including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic, or other health epidemics, pandemics and similar outbreaks in the future, on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on numerous factors that we may not be able to accurately predict or assess, including the negative impact on the economy and economic activity, changes in advertising customers and consumer behavior, short and longer-term impact on the levels of consumer confidence; actions governments, businesses and individuals take in response to such outbreaks, and any resulting macroeconomic conditions; and how quickly economies recover after such outbreaks or pandemics subside.
The effects of COVID-19, or other health epidemics, pandemics and similar outbreaks in the future, may also impact financial markets and corporate credit markets which could adversely impact our access to financing or the terms of any such financing. To the extent pandemics or outbreaks adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described herein.
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
•national and local demand for radio and digital advertising;
•the popularity of our programming;
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
We have approximately 9,400 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.

Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally or externally, or any large-scale external interruption in technology infrastructure that we depend on, such as power, telecommunications or the Internet, may disrupt our business operations. Any individual, sustained or repeated failure or disruption of our technology could negatively impact our operations and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption as a result of events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, ransomware or other cybersecurity attacks, and other information security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data about advertisers, vendors or other business partners and personal information of our employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from cybersecurity attacks by hackers or breaches as a result of employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to advertisers', vendors', employees', listeners' or business partners' information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, significant liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could have a material adverse effect on our business.
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

We operate in a highly competitive industry, and we may not be able to maintain or increase our current audience ratings and advertising revenues. The success of each of our stations and digital offerings depends largely upon rates we can charge for advertising which, in turn, depends on, among other things, the audience ratings, the number of local advertising competitors and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to both micro- and macro-economic conditions.
Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on ratings and, consequently, the revenue of stations located in that market or digital offerings.
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
Similarly, our digital offerings continue to face competition from comparable offerings and formats, and may be subject to a reduction in ratings or revenue based on a number of factors, including, but not limited to, a shift in population, demographics, audience tastes and listening preferences or other factors beyond our control.
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

Certain of our variable debt uses the London Interbank Offered Rate ("LIBOR") as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In March 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, extended the transition dates of certain commonly used LIBOR tenors to June 30, 2023, after which LIBOR reference rates will cease to be provided. Despite this deferral, the LIBOR administrator has advised that no new contracts using U.S. Dollar LIBOR should be entered into after December 31, 2021. It is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after June 30, 2023. The Alternative Reference Rates Committee, a group of market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate as the recommended alternative to LIBOR.

The replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.
We have written off, and could in the future be required to write off a significant portion of the fair value of our FCC licenses, which may adversely affect our financial condition and results of operations.
As of December 31, 2022, our FCC licenses comprised 50.2% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC 350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2022, we recorded a total impairment charge on our FCC licenses of $15.5 million which is recorded within Impairment of Intangible Assets on our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
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
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency, sponsorship identification and Emergency Alert System ("EAS") rules, violations of which could have a material adverse effect on our business.
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
FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($479,945 for a single violation or each day of a continuing violation, up to a maximum of $4,430,255 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
The FCC increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently increased its enforcement with respect to failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Similarly, the FCC has sought to impose substantial fines on broadcasters who transmit EAS codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, in 2015, it imposed a fine of $1 million on a radio broadcaster, and in 2019, it imposed a fine of $395,000 on a television network, in each case based on a determined misuse of EAS tones.
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

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•the ongoing impact of the COVID-19 global pandemic on our results of operations, financial condition and liquidity;
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was subsequently filed and remains pending. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement and set a final fairness hearing for July 10, 2023. If the settlement is approved by the District Court, the Company will make a settlement payment for which the Company expects to be indemnified by one of its insurance carriers.
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
Market Information for Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock. As of February 16, 2023, there were approximately 212 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Company Purchases
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2022 to October 31, 2022	—	$—	—	$21,086
November 1, 2022 to November 30, 2022	321,514	7.30	321,514	18,739
December 1 2022, to December 31, 2022	80,065	7.22	80,065	18,161
Total (3)	401,579	7.28	401,579	$18,161
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
(3) Under the share repurchase authorization, during the three months ended December 31, 2022, the Company repurchased 401,579 shares of our outstanding Class A common stock in the open market at an average purchase price of $7.28 per share for an aggregate cost of approximately $2.9 million, excluding fees and expenses. Subsequent to the open market purchases, $18.2 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of December 31, 2022.
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

Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Our Business and Operating Overview
Cumulus Media is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 404 owned-and-operated stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,400 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees.
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
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services such as, email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management, listing management, and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
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

	Year ended December 31, 2022	Year Ended December 31, 2021	2022 vs 2021 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$953,506	$916,467	$37,039	4.0%
Content costs	357,478	358,691	(1,213)	-0.3%
Selling, general & administrative expenses	383,375	376,832	6,543	1.7%
Depreciation and amortization	56,386	53,545	2,841	5.3%
Local marketing agreement fees	44	1,075	(1,031)	-95.9%
Corporate expenses	62,427	74,824	(12,397)	-16.6%
Gain on sale of assets or stations	(1,537)	(17,616)	16,079	-91.3%
Impairment of intangible assets	15,544	—	15,544	N/A
Operating income	79,789	69,116	10,673	15.4%
Interest expense	(64,890)	(67,847)	2,957	-4.4%
Gain on early extinguishment of debt	4,496	20,000	(15,504)	-77.5%
Other income (expense), net	210	(1,009)	1,219	N/A
Income before income taxes	19,605	20,260	(655)	-3.2%
Income tax expense	(3,370)	(2,982)	(388)	13.0%
Net income	$16,235	$17,278	$(1,043)	-6.0%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$165,982	$134,857	$31,125	23.1%

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
Net Revenue
Net revenue for the year ended December 31, 2022 compared to net revenue for the year ended December 31, 2021 increased $37.0 million or 4.0%. Spot broadcast revenue grew $22.2 million. Political revenue contributed $13.8 million of the spot broadcast revenue increase, driven by election cycle seasonality, and the remainder was from higher local and national advertising which were strengthened by COVID-19 economic recovery. Other revenue increased $22.2 million, of which $13.9 million was from higher barter, event and talent revenues which continued to rebound from COVID-19 economic recovery and $8.3 million was the result of a fee received from the early termination of a revenue agreement. Digital advertising revenue increased $15.4 million from higher digital marketing services, expansion of streaming activity, and increased podcasting. These increases were partially offset by $22.8 million of lower network advertising revenue resulting primarily from current macroeconomic conditions.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the year ended December 31, 2022 compared to content costs for the year ended December 31, 2021 decreased $1.2 million or 0.3%. Content costs decreased primarily from lower personnel costs and lower broadcast rights resulting from renewed contracts. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.

Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the year ended December 31, 2022 compared to selling, general and administrative expenses for the year ended December 31, 2021 increased $6.5 million or 1.7%. Selling, general and administrative expenses increased primarily from trade, talent and event expenses related to the continued return of sporting and other events, higher bad debt expense and higher local and digital commission expenses driven by local and digital advertising revenue growth. These increases were partially offset by a reduction of selling, general and administrative expenses resulting from an operational realignment of certain support functions to corporate and lower incentive compensation driven by Company performance.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2022 compared to depreciation and amortization for the year ended December 31, 2021 increased $2.8 million or 5.3% as a result of additional amortization from an asset acquisition in the third quarter of 2021 and additional fixed assets placed into service.
Local Marketing Agreement Fees
Local marketing agreements are those agreements under which one party programs a radio station on behalf of another party. LMA fees for the year ended December 31, 2022 compared to LMA fees for the year ended December 31, 2021 decreased $1.0 million or 95.9% as the Company ended the LMA for KQOB-FM on December 31, 2021.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the year ended December 31, 2022 compared to Corporate expenses for the year ended December 31, 2021 decreased $12.4 million or 16.6%. The decrease was primarily the result of a legal settlement with the NCAA in 2021, lower restructuring expense, lower incentive compensation driven by Company performance, and reduced employee benefit costs. These decreases were partially offset by higher salary costs resulting from an operational realignment of certain support functions to corporate.
Gain on Sale or Disposal of Assets or Stations
The Gain on sale or disposal of assets or stations for the year ended December 31, 2022 of $1.5 million was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets and stations which were partially offset by fixed asset dispositions and the surrender of a broadcast license.
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
Impairment of Intangible Assets
The impairment of intangible assets for the year ended December 31, 2022 of $15.5 million resulted from the annual impairment test of our FCC licenses. See Note 5, "Intangible Assets" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.

Interest Expense
Total interest expense for the year ended December 31, 2022 decreased $3.0 million or 4.4% as compared to total interest expense for the year ended December 31, 2021. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change
Term Loan due 2026	$19,488	$19,354	$134
6.75% Senior Notes	28,336	30,456	(2,120)
2020 Revolving Credit Facility	—	274	(274)
Financing liabilities	14,711	14,238	473
Other, including debt issue cost amortization and write-off	2,355	3,525	(1,170)
Interest expense	$64,890	$67,847	$(2,957)
Gain on Early Extinguishment of Debt
The Gain on early extinguishment of debt for the year ended December 31, 2022 of $4.5 million was driven by the Company's repurchases of the 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes") and senior secured Term Loan (the "Term Loan due 2026"). Repurchases of $68.8 million principal amount of the 6.75% Senior Notes resulted in a gain on extinguishment of debt of $4.2 million. Repurchases of $5.3 million principal amount of the Term Loan due 2026 resulted in a gain on extinguishment of debt of $0.3 million. See Note 7, "Long Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the debt repurchases.
The Gain on early extinguishment of debt for the year ended December 31, 2021 of $20.0 million was driven by the forgiveness of the total outstanding amount of the Company's PPP Loan in October 2021. See Note 7, "Long Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the Company's PPP Loan.
Income Tax Expense
For the year ended December 31, 2022, the Company recorded an income tax expense of $3.4 million on pre-tax book income of $19.6 million. The income tax expense recorded for the year ended December 31, 2022 was primarily the result of federal state and local taxes, the release of uncertain tax positions, and the effects of certain statutory non-deductible expenses including disallowed executive compensation.
For the year ended December 31, 2021, the Company recorded an income tax expense of $3.0 million on pre-tax book income of $20.3 million. The income tax expense recorded for the year ended December 31, 2021 was primarily the result of federal, state and local income taxes, PPP loan forgiveness, and the effects of certain statutory non-deductible expenses including disallowed executive compensation and parking.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $166.0 million for the year ended December 31, 2022 compared to Adjusted EBITDA of $134.9 million for the year ended December 31, 2021 increased approximately $31.1 million.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
GAAP net income	$16,235	$17,278
Income tax expense	3,370	2,982
Non-operating expenses, including net interest expense	64,680	68,856
Local marketing agreement fees	44	1,075
Depreciation and amortization	56,386	53,545
Stock-based compensation expense	6,229	5,191
Gain on sale of assets or stations	(1,537)	(17,616)
Impairment of intangibles	15,544	—
Restructuring costs	8,218	14,604
Non-routine legal expenses	544	8,257
Gain on early extinguishment of debt	(4,496)	(20,000)
Franchise taxes	765	685
Adjusted EBITDA	$165,982	$134,857
Segment Results of Operations

The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment.

Liquidity and Capital Resources
As of December 31, 2022 and 2021, we had $107.4 million and $177.0 million, respectively, of cash and cash equivalents. We generated cash from operating activities of $78.5 million and $68.5 million, respectively, for the years ended December 31, 2022 and 2021.
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
Although there remains uncertainty related to the current macroeconomic conditions on the Company's future results, we believe our business model, our current cash reserves and borrowings from time to time under the Refinanced Credit Agreement (or any such other credit facility as may be in place at the appropriate time) will help us manage our business and anticipated liquidity needs.

We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets, when we determine that it would further our strategic and financial objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Future volatility in the capital and credit markets, caused by the current macroeconomic conditions or otherwise, may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions.
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus New Holdings Inc., a Delaware corporation and an indirectly wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan, which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022").
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2022, the Term Loan due 2026 bore interest at a rate of 8.13% per annum.
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
In March 2022, the Company was required by the Excess Cash Flow provisions of the Term Loan due 2026 to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.
During the year ended December 31, 2022, the Company repurchased $5.3 million principal amount of the Term Loan due 2026. The repurchase resulted in a gain on extinguishment of debt of $0.3 million. The Term Loan due 2026 was repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchase, which were not material.
As of December 31, 2022, $336.7 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.8 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of December 31, 2022, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2022, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, Holdings (the "Issuer"), and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Notes. The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan due 2022 (see above). In conjunction with the issuance of the 6.75% Senior Notes, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the 6.75% Senior Notes.
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
During the year ended December 31, 2022, the Company repurchased $68.8 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of $4.2 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.6 million of debt issuance costs.
As of December 31, 2022, $377.8 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $3.1 million, and the Issuer was in compliance with all required covenants under the Indenture.
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
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Additionally, during the year ended December 31, 2022, the Company repurchased 816,642 shares of our outstanding Class A common stock in the open market at an average purchase price of $8.38 per share for an aggregate cost of approximately $6.8 million, excluding fees and expenses.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the Consolidated Balance Sheet. Subsequent to the open market purchases, $18.2 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of December 31, 2022.

Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the years ended December 31, 2022 and 2021, respectively (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Repayments of borrowings under Term Loan due 2026	$17,471	$113,171
Repayments of borrowings under 6.75% Senior Notes	$64,589	$3,141
Interest payments	$47,127	$59,666
Capital expenditures	$31,062	$29,091
Net Cash Provided by Operating Activities

(Dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash provided by operating activities	$78,480	$68,518
Net cash provided by operating activities for the year ended December 31, 2022, compared to the year ended December 31, 2021 increased primarily as a result of improved operating income.
Net Cash Used in Investing Activities

(Dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in investing activities	$(26,236)	$(1,541)
For the year ended December 31, 2022, net cash used in investing activities consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
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
Net Cash Used in Financing Activities

(Dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net cash used in financing activities	$(121,839)	$(161,710)
For the year ended December 31, 2022, net cash used in financing activities primarily relates to the repurchase of $68.8 million principal amount of 6.75% Senior Notes for $64.6 million, the purchase of $31.9 million of treasury stock, a $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026) and the repurchase of $5.3 million principal amount of the Term Loan due 2026 for $5.0 million.
For the year ended December 31, 2021, net cash used in financing activities is primarily comprised of the total $115.0 million mandatory prepayments required by the terms of the Company's debt agreements from the proceeds of the DC Land and Tower Sales and a $60.0 million voluntary pay down of the total amount previously outstanding under the 2020 Revolving Credit Agreement. In addition, the Company paid $3.0 million of contingent consideration related to an asset acquisition. These payments were partially offset by the proceeds received from the PPP loans. See Note 7, "Long-Term Debt," for further discussion of the mandatory prepayments related to the remaining net proceeds from the asset sales described above, voluntary pay down of the amount previously outstanding under the 2020 Revolving Credit Agreement, and the PPP Loans. See Note 2, "Acquisitions and Dispositions," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the Tower Sales and the asset acquisition.

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
Intangible Assets
As of December 31, 2022, we had $923.3 million of indefinite-lived and definite-lived intangible assets, which represented 57.4% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicated that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations. See Note 5, "Intangible Assets," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual and interim impairment tests performed of our indefinite-lived intangible assets.
The Company's definite-lived intangible assets consist primarily of affiliate and producer relationships, which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company's future cash flows.

Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2022 and 2021, was $6.2 million and $5.2 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, we utilize the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $49.5 million and $39.2 million, respectively; and (2) trade and barter expenses of $48.7 million and $39.0 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2022.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
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

(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Francisco J. Lopez-Balboa

President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.
PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2023 Annual Meeting of Stockholders expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K ("2023 Proxy Statement").

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in our 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2023 Proxy Statement.

Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2022, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	716,255	$19.83	1,221,412
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	716,255	$19.83	1,221,412

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Information about the Board of Directors" in our 2023 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item, is incorporated by reference to the information to be set forth under the caption "Proposal No. 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" in our 2023 Proxy Statement.

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
(3) Exhibits
EXHIBIT INDEX

2.1	First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Second Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 3, 2021)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3	Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.5	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Warrant Agreement, dated as of June 4, 2018, among the Company, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.4 *	2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020)

10.5 *	Description of 2021 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2021)

10.6 *	Description of 2022 Quarterly Incentive Plan

10.7 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive)

10.8 *	Form of Restricted Stock Unit Agreement (Senior Executive)

10.9 *	Form of Stock Option Agreement

10.10 *	Form of Restricted Stock Unit Agreement (Director)

10.11 *	Form of Stock Option Agreement (Director)

10.12 *	Form of Cash Based Performance Unit Agreement (Non-Senior Executive)

10.13 *	Form of Cash Based Performance Unit Agreement (Senior Executive)

10.14*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.15*	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.16*	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.17 *	Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.18 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.19 *	Employment Agreement, dated as of August 1, 2020, by and between Cumulus Media Inc. and Suzanne Grimes (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on August 6, 2020)

10.20 *	Employment Agreement, dated as of January 1, 2015, by and between Cumulus Media Inc. and Robert J. Walker

10.21 *	First Amendment to Employment Agreement, dated February 19, 2016, by and between Cumulus Media Inc. and Robert J. Walker

10.22 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Robert J. Walker

10.23 *	Third Amendment to Employment Agreement, dated September 26, 2017, by and between Cumulus Media Inc. and Robert J. Walker

10.24 *	Fourth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Robert J. Walker

10.25 *	Employment Agreement, dated as of July 21, 2014, by and between Cumulus Media Inc. and Dave Milner

10.26 *	Third Amendment to Employment Agreement, dated August 12, 2016, by and between Cumulus Media Inc. and Dave Milner.

10.27 *	Fourth Amendment to Employment Agreement, dated September 17, 2016, by and between Cumulus Media Inc. and Dave Milner

10.28 *	Fifth Amendment to Employment Agreement, dated December 10, 2018, by and between Cumulus Media Inc. and Dave Milner

10.29 *	Sixth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Dave Milner

10.30	Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.31	ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.32	Fifth Amendment to the ABL Credit Agreement, dated as of June 3, 2022, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 8, 2022)

10.33	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s
Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

21.1 **	Subsidiaries

23.1 **	Consent of PricewaterhouseCoopers LLP

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2023.

Cumulus Media Inc.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer and Director	February 23, 2023
Mary G. Berner

/s/ Francisco J. Lopez-Balboa	Executive Vice President, Chief Financial Officer	February 23, 2023
Francisco J. Lopez-Balboa

/s/ Andrew W. Hobson	Director	February 23, 2023
Andy W. Hobson

/s/ Matthew C. Blank	Director	February 23, 2023
Matthew C. Blank

/s/ Thomas H. Castro	Director	February 23, 2023
Thomas H. Castro

/s/ Deborah Farrington	Director	February 23, 2023
Deborah A. Farrington

/s/ Joan Hogan Gillman	Director	February 23, 2023
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	February 23, 2023
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of stockholders' equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

FCC Broadcast Licenses Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite- lived intangible assets include Federal Communications Commission ("FCC") broadcast licenses of $807.5 million as of December 31, 2022. Management performs annual impairment testing as of December 31 of each year and on an interim basis if events or circumstances indicate that the indefinite-lived intangible assets may be impaired. Management determined that the geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore management has combined the FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, management utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). Management’s projections used in the Greenfield Method for its FCC broadcast licenses included significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate.

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
February 23, 2023
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$107,433	$177,028
Accounts receivable, less allowance for doubtful accounts of $5,936 and $5,816 at December 31, 2022 and 2021, respectively	210,254	196,934
Trade receivable	2,044	1,898
Prepaid expenses and other current assets	25,540	30,656
Total current assets	345,271	406,516
Property and equipment, net	190,107	191,520
Operating lease right-of-use assets	135,236	142,937
Broadcast licenses	807,544	823,905
Other intangible assets, net	115,751	138,390
Deferred income tax assets	5,972	6,356
Other assets	9,150	7,758
Total assets	$1,609,031	$1,717,382
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$114,826	$109,669
Current portion of operating lease liabilities	27,970	28,395
Trade payable	2,812	1,750
Total current liabilities	145,608	139,814
Term loan due 2026, net of debt issuance costs of $1,785 and $2,404 at December 31, 2022 and 2021, respectively	336,667	353,836
6.75% senior notes, net of debt issuance costs of $3,138 and $4,607 at December 31, 2022 and 2021, respectively	377,789	445,088
Operating lease liabilities	119,925	125,638
Financing liabilities, net	212,993	219,649
Other liabilities	6,991	13,860
Deferred income tax liabilities	653	—
Total liabilities	1,200,626	1,297,885
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 20,852,749 and 18,789,029 shares issued; 17,925,010 and 18,558,719 shares outstanding at December 31, 2022 and 2021, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 and 1,964,764 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Treasury stock, at cost, 2,927,739 and 230,310 shares at December 31, 2022 and 2021, respectively	(36,533)	(2,977)
Additional paid-in-capital	348,462	342,233
Retained earnings	96,476	80,241
Total stockholders' equity	408,405	419,497
Total liabilities and stockholders' equity	$1,609,031	$1,717,382

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Year Ended
	December 31, 2022	December 31, 2021
Net revenue	$953,506	$916,467
Operating expenses:
Content costs	357,478	358,691
Selling, general & administrative expenses	383,375	376,832
Depreciation and amortization	56,386	53,545
Local marketing agreement fees	44	1,075
Corporate expenses	62,427	74,824
Gain on sale or disposal of assets or stations	(1,537)	(17,616)
Impairment of intangible assets	15,544	—
Total operating expenses	873,717	847,351
Operating income	79,789	69,116
Non-operating expense:
Interest expense	(64,890)	(67,847)
Gain on early extinguishment of debt	4,496	20,000
Other income (expense), net	210	(1,009)
Total non-operating expense, net	(60,184)	(48,856)
Income before income taxes	19,605	20,260
Income tax expense	(3,370)	(2,982)
Net income	$16,235	$17,278
Basic and diluted earnings per common share (see Note 12, "Earnings Per Share"):
Basic: Earnings per share	$0.83	$0.84
Diluted: Earnings per share	$0.81	$0.83
Weighted average basic common shares outstanding	19,560,257	20,482,547
Weighted average diluted common shares outstanding	20,023,291	20,932,782
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2022 and 2021
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2020	17,961,734	$—	2,416,253	$—	174,222	$(2,414)	$337,042	$62,963	$397,591
Net income	—	—	—	—	—	—	—	17,278	17,278
Shares returned in lieu of tax payments	—	—	—	—	56,088	(563)	—	—	(563)
Conversion of Class B common stock	451,489	—	(451,489)	—	—	—	—	—	—
Issuance of common stock	145,496	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,191	—	5,191
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net income	—	—	—	—	—	—	—	16,235	16,235
Shares returned in lieu of tax payments	—	—	—	—	156,650	(1,700)	—	—	(1,700)
Conversion of Class B common stock	1,652,723	—	(1,652,723)	—	—	—	—	—	—
Issuance of common stock	254,347	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,229	—	6,229
Treasury stock purchased under share repurchase program	(2,540,779)	—	—	—	2,540,779	(31,856)	—	—	(31,856)
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash flows from operating activities:
Net income	$16,235	$17,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,386	53,545
Amortization and write-off of debt issuance costs	2,565	2,816
Provision for doubtful accounts	3,411	547
Gain on sale of assets or stations	(1,537)	(17,616)
Impairment of intangible assets	15,544	—
Deferred income taxes	1,037	1,423
Stock-based compensation expense	6,229	5,191
Gain on early extinguishment of debt	(4,496)	(20,000)
Non-cash interest expense on financing liabilities	3,721	4,055
Non-cash imputed rental income	(4,643)	(4,501)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	(16,731)	4,531
Trade receivable	(146)	88
Prepaid expenses and other current assets	5,320	(3,804)
Operating leases	1,565	11,334
Other assets	(2,081)	3,994
Accounts payable and accrued expenses	(285)	12,596
Trade payable	1,062	213
Other liabilities	(4,676)	(3,172)
Net cash provided by operating activities	78,480	68,518
Cash flows from investing activities:
Proceeds from sale of assets or stations	2,011	33,518
Asset acquisition	(135)	(7,000)
Proceeds from insurance reimbursement	2,950	1,032
Capital expenditures	(31,062)	(29,091)
Net cash used in investing activities	(26,236)	(1,541)
Cash flows from financing activities:
Repayment of borrowings under term loan due 2026	(17,471)	(113,171)
Repayment of borrowings under 6.75% senior notes	(64,589)	(3,141)
Repayments of borrowings under the 2020 revolving credit facility	—	(60,000)
Proceeds from PPP loans	—	20,000
Treasury Stock Purchases	(31,856)	—
Payment of contingent consideration	(1,000)	(3,000)
Shares returned in lieu of tax payments	(1,700)	(563)
Transaction costs for financing liability	—	(7)
Proceeds from financing liability	—	2,635
Repayments of financing liabilities	(4,936)	(4,183)
Repayments of finance lease obligations	(287)	(280)
Net cash used in financing activities	(121,839)	(161,710)
Decrease in cash and cash equivalents	(69,595)	(94,733)
Cash and cash equivalents at beginning of period	177,028	271,761
Cash and cash equivalents at end of period	$107,433	$177,028

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies
Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," or the "Company") is a Delaware corporation, organized in 2018, and successor to a Delaware corporation with the same name that was organized in 2002.
Nature of Business
Cumulus Media is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 404 owned-and-operated radio stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,400 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
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
Comprehensive Income
Comprehensive income includes net income and certain items that are excluded from net income and recorded as a separate component of stockholders' equity. During the years ended December 31, 2022 and 2021, the Company had no items of other comprehensive income and, therefore, comprehensive income does not differ from reported net income.
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
Property and Equipment
Property and equipment are stated at cost. Major additions or improvements are capitalized, including interest expense when material, while repairs and maintenance are charged to expense when incurred. Property and equipment acquired in business combinations accounted for under the acquisition method of accounting are recorded at their estimated fair values on the date of acquisition. Equipment held under finance leases is stated at the present value of minimum future lease payments. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the statement of operations.
Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under finance leases and leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation of construction in progress is not recorded until the assets are placed into service.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2022 and 2021, assets held for sale were not material.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets of an asset group may not be recoverable. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other groups of assets. Recoverability of an asset group to be held and used is measured by a comparison of the carrying amount of the asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount exceeds the fair value of the asset group.
Intangible Assets
As of December 31, 2022, the Company's intangible assets were comprised of Federal Communications Commission ("FCC") licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2022 and 2021, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $49.5 million and $39.2 million, respectively; and (2) trade and barter expenses of $48.7 million and $39.0 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2022 and 2021, the advertising costs incurred were $4.5 million and $4.2 million, respectively.
Local Marketing Agreements
A number of radio stations have entered into Local Marketing Agreements ("LMAs"). In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.
As of December 31, 2022, the Company did not operate any stations under LMA. During 2021, the Company operated KQOB-FM under LMA, which ended as of December 31, 2021. This station contributed $0.5 million to the consolidated net revenue of the Company during 2021.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2022 and 2021, was $6.2 million and $5.2 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
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
Earnings Per Share
Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding, including warrants. The Company allocates undistributed net income from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company's third amended and restated certificate of incorporation, as amended (the "Charter").
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
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Supplemental disclosures of cash flow information:
Interest paid	$47,127	$59,666
Income taxes paid	7,363	6,198

Supplemental disclosures of non-cash flow information:
Trade revenue	$49,543	$39,227
Trade expense	48,694	39,040
Non-cash principal change in financing liabilities	(542)	(108)
PPP loan forgiveness	—	20,000

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
Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for public business entities, excluding Smaller Reporting Companies ("SRC"), for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The standard is effective for SRCs for fiscal years beginning after December 15, 2022. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on the Company's Consolidated Financial Statements.
2. Acquisitions and Dispositions
Nashville Sale
On June 10, 2021, the Company entered into an agreement to sell certain land, a single-story building and certain related equipment in the Company's Nashville, TN market ("Nashville Sale") to a third party. The transaction closed on August 2, 2021. The Company recorded a gain on the Nashville Sale of $20.8 million which is included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2021.
Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable. The Company paid $1.0 million and $3.0 million of the contingent consideration in March 2022 and December 2021, respectively. The fair value of the remaining contingent consideration was reassessed as of December 31, 2022 and no change to the fair value was deemed necessary. The fair value of the remaining contingent consideration is classified as Level 3 within the fair value hierarchy.
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
On June 30, 2021, the Company completed the final closing of the Tower Sale for net proceeds of $2.6 million. See Note 13, "Leases" for further discussion related to the Company's failed sale-leasebacks as of December 31, 2022.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following tables present revenues disaggregated by revenue source (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Broadcast radio revenue:
Spot	$479,834	$457,607
Network	229,772	252,567
Total broadcast radio revenue	709,606	710,174
Digital	142,312	126,874
Other	101,588	79,419
Net revenue	$953,506	$916,467
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
Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We operate streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across local radio station websites, mobile applications, and ancillary custom client microsites. We also sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. In addition, we sell an array of local digital marketing services such as, email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management, listing management, and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.
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
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. As of December 31, 2022 and 2021, the Company recorded an asset of $7.2 million and $6.7 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the years ended December 31, 2022 and 2021, was $6.9 million and $6.4 million, respectively. No impairment losses have been recognized in the fiscal years ended December 31, 2022 and 2021.
4. Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life	December 31, 2022	December 31, 2021
Land	N/A	$62,485	$62,649
Broadcasting and other equipment	5 to 7 years	128,139	109,592
Computer and capitalized software costs	3 years	16,230	32,534
Furniture and fixtures	5 years	8,265	7,078
Leasehold improvements	5 years	32,054	27,856
Buildings	20 years	32,643	29,988
Construction in progress	N/A	15,639	17,861
Property and equipment, gross		295,455	287,558
Less: accumulated depreciation		(105,348)	(96,038)
Property and equipment, net		$190,107	$191,520
Depreciation expense for the years ended December 31, 2022 and 2021, was $33.1 million and $31.7 million, respectively.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable There was no impairment of capitalized internally developed software costs for the years ended December 31, 2022 and 2021.

5. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2022 and 2021 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2020	$825,590	$19,760	$130,000	$32,000	$13,592	$11,060	$1,032,002
Assets held for sale	(185)	(2)	—	—	(2)	(1)	(190)
Acquisition	—	—	15,000	—	—	—	15,000
Dispositions	(1,500)	(9)	—	—	(10)	(6)	(1,525)
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287

Accumulated Amortization
Balance as of December 31, 2020	$—	$—	$(30,530)	$(16,533)	$(3,902)	$(11,060)	$(62,025)
Amortization Expense	—	—	(13,068)	(6,400)	(1,509)	—	(20,977)
Assets held for sale	—	—	—	—	—	1	1
Dispositions	—	—	—	—	3	6	9
Balance as of December 31, 2021	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Net Book Value as of December 31, 2021	$823,905	$19,749	$101,402	$9,067	$8,172	$—	$962,295

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287
Assets held for sale	(49)	(32)	—	—	(32)	—	(113)
Acquisition	—	135	—	—	—	—	135
Dispositions	(768)	—	—	—	—	—	(768)
Impairment charges	(15,544)	—	—	—	—	—	(15,544)
Other (a)						(11,053)	(11,053)
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$—	$1,017,944

Accumulated Amortization
Balance as of December 31, 2021	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Amortization Expense	—	—	(14,819)	(6,400)	(1,507)	—	(22,726)
Assets held for sale	—	—	—	—	16	—	16
Other (a)	—	—	—	—	—	11,053	11,053
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$—	$(94,649)
Net Book Value as of December 31, 2022	$807,544	$19,852	$86,583	$2,667	$6,649	$—	$923,295
(a) Removed gross carrying amount and accumulated amortization of fully amortized intangible assets as of December 31, 2022.

Total amortization expense related to the Company's definite-lived intangible assets was $22.7 million and $21.0 million, for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2023	$18,990
2024	16,324
2025	16,324
2026	15,074
2027	12,445
Thereafter	16,742
Total definite-lived intangibles, net	$95,899
Impairment Testing
The Company performs annual impairment testing of its indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. At the time of each impairment test, if the fair value of the indefinite-lived intangible is less than its carrying amount, an impairment charge is recorded. As a result of the annual trademark impairment tests, there was no impairment in 2022 or 2021. The FCC license impairment test results are discussed below.
The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions and other potential indicators of impairment.
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
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2022	December 31, 2021
Discount rate	8.9%	7.0%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	20% – 30%	20% – 30%

As a result of the annual impairment test as of December 31, 2022, we recorded a $15.5 million impairment charge. Current macroeconomic conditions led to an increase in the discount rate, as inflation and interest rates continue to rise. Additionally, broadcast revenue growth has slowed in certain markets as a result of the uncertainty driven by these conditions. The impairment charge is recorded within Impairment of Intangible Assets on the Consolidated Statements of Operations. As a result of the annual impairment test as of December 31, 2021, there was no impairment of broadcast licenses.
As of December 31, 2022, the FCC license fair value of three of the Company's geographical markets exceeded the respective carrying amount by less than 10%. The aggregate carrying amount of the licenses relating to these markets was $77.0 million.
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
The Company will continue to monitor changes in economic and market conditions and, if any events or circumstances indicate a triggering event has occurred, the Company will perform an interim impairment test of intangible assets at the appropriate time.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Accrued employee costs	$26,023	$36,570
Accrued third party content costs	21,557	22,250
Accounts payable	8,151	4,891
Financing liability	7,242	6,157
Accrued interest	13,009	1,457
Accrued other	38,844	38,344
Total accounts payable and accrued expenses	$114,826	$109,669
7. Long-Term Debt
The Company's long-term debt consisted of the following (dollars in thousands):

	December 31, 2022	December 31, 2021
Term Loan due 2026	$338,452	$356,240
6.75% Senior Notes	380,927	449,695
Less: Total unamortized debt issuance costs	(4,923)	(7,011)
Total long-term debt, net, excluding current maturities	$714,456	$798,924
Future maturities of the Term Loan due 2026 and 6.75% Senior Notes are as follows (dollars in thousands):

2023	$—
2024	—
2025	—
2026	719,379
2027	—
Thereafter	—
Total	$719,379
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. As of December 31, 2022, the Term Loan due 2026 bore interest at a rate of 8.13% per annum.
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
In March 2022, the Company was required by the Excess Cash Flow provisions (as defined in the Term Loan due 2026) to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.
During the year ended December 31, 2022, the Company repurchased $5.3 million principal amount of the Term Loan due 2026. The repurchase resulted in a gain on extinguishment of debt of $0.3 million. The Term Loan due 2026 was repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchase, which were not material.

As of December 31, 2022, $336.7 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.8 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
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

On May 17, 2021, the Company completed a $60.0 million repayment of the 2020 Revolving Credit Facility. As of December 31, 2022, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2022, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
During the year ended December 31, 2022, the Company repurchased $68.8 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of $4.2 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.6 million of debt issuance costs.

As of December 31, 2022, $377.8 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $3.1 million, and the Issuer was in compliance with all required covenants under the Indenture.
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
The following table shows the gross amount and fair value of the Term Loan due 2026 and the 6.75% Senior Notes (dollars in thousands):

	December 31, 2022	December 31, 2021
Term Loan due 2026:
Gross value	$338,452	$356,240
Fair value - Level 2	314,760	355,795
6.75% Senior Notes:
Gross value	$380,927	$449,695
Fair value - Level 2	321,833	466,559
As of December 31, 2022, the Company used trading prices from a third party of 93.00% and 84.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
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
As of December 31, 2022, the Company had 21,164,790 aggregate issued shares of common stock, and 18,237,051 outstanding shares consisting of: (i) 20,852,749 issued shares and 17,925,010 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
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
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Additionally, during the year ended December 31, 2022, the Company repurchased 816,642 shares of our outstanding Class A common stock in the open market at an average purchase price of $8.38 per share for an aggregate cost of approximately $6.8 million, excluding fees and expenses.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the Consolidated Balance Sheet. Subsequent to the open market purchases, $18.2 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of December 31, 2022.
Stock Purchase Warrants
On June 4, 2018 (the "Effective Date"), the Company entered into a warrant agreement (the "Warrant Agreement") with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against our predecessor Company, CM Wind Down Topco, Inc. (formerly known as Cumulus Media, Inc.), and (ii) issued or will issue 712,736 Series 2 warrants to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. Pursuant to an exchange process under the Warrant Agreement, on June 22, 2020, all outstanding warrants were converted into shares of Class A or Class B common stock, and 22,154 remaining Series 2 warrants authorized for issuance were converted into Series 1 warrants, of which none remained outstanding as of December 31, 2022.

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

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2022 and 2021, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2022 and 2021:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of December 31, 2020	771,114	$20.00	3.4	$253
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(35,219)	$20.99		—
Outstanding as of December 31, 2021	735,895	$19.91	2.3	$405
Exercisable as of December 31, 2021	423,997	$22.86	1.8	$101

Outstanding as of December 31, 2021	735,895	$19.91	2.3	$405
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(19,640)	$22.88		—
Outstanding as of December 31, 2022	716,255	$19.83	1.2	$103
Exercisable as of December 31, 2022	559,505	$21.82	0.9	$51
(1) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

There was $0.4 million and $1.0 million of unrecognized compensation cost related to unvested stock options as of December 31, 2022 and 2021, respectively. The weighted-average recognition period is 0.6 years and 1.3 years for each period, respectively.
RSUs

Time-based RSUs granted to Management typically vest ratably over four years on the anniversary of the date of grant. Time-based RSUs granted to non-employee directors typically vest in four equal installments on the last day of each calendar quarter, commencing in the quarter in which the award is granted. Performance-based RSUs vest equally over a four-year period based upon annual EBITDA performance goals, which are established by the Board of Directors at the beginning of each year. Performance-based RSUs vesting in any year may be earned in a range of 0% to 100% of the initial shares awarded.
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

The following table summarizes the activities for our RSUs for the years ended December 31, 2022 and 2021 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	373,131	$12.65
Granted	680,708	9.75
Vested	(201,546)	11.47
Forfeited	(22,772)	12.42
Nonvested as of December 31, 2021	829,521	$10.59
Granted	624,553	10.30
Vested	(390,108)	10.91
Forfeited	(11,187)	11.29
Nonvested as of December 31, 2022	1,052,779	$10.29
As of December 31, 2022 and 2021, there was $6.3 million and $5.6 million, respectively, of unrecognized compensation cost related to unvested RSUs with a weighted-average recognition period of 1.2 years and 1.8 years for the periods, respectively.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations was as follows (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Stock option grants	$623	$975
Restricted stock unit grants	5,606	4,216
Total expense	$6,229	$5,191
The associated tax benefits related to these stock-based compensation awards for the years ended December 31, 2022 and 2021, was $1.6 million and $1.3 million, respectively.
The Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

11. Income Taxes
Income tax expense for the Company years ended December 31, 2022 and 2021, consisted of the following (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current income tax expense
Federal	$(444)	$650
State and local	2,777	909
Total current income tax expense	$2,333	$1,559

Deferred income tax expense
Federal	$711	$959
State and local	326	464
Total deferred tax expense	1,037	1,423
Total income tax expense	$3,370	$2,982
Total income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2022 and 2021, as a result of the following (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Computed income tax expense at federal statutory rate on pre-tax income	$4,117	$4,255
State income tax expense, net of federal tax expense	1,542	1,006
Bankruptcy costs	153	62
Section 162(m) disallowance	1,510	1,537
Loan forgiveness	—	(4,200)
Provision to return	22	(100)
Uncertain tax positions	(5,397)	—
Allowance for state tax receivables	943	—
Tax credits	(242)	(250)
Other adjustments	722	672
Net income tax expense	$3,370	$2,982

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Accounts receivable	$1,507	$1,499
Leases	42,912	44,725
Other liabilities	5,229	7,707
Debt costs	840	1,099
Interest limitation	12,152	3,423
Financing liabilities	51,725	53,651
Net operating loss	305	133
Total deferred income tax assets before valuation allowance	114,670	112,237
Less: valuation allowance	—	—
Total deferred tax assets	$114,670	$112,237
Deferred income tax liabilities:
Intangible assets	$46,709	$39,418
Property and equipment	25,821	27,075
Leases	35,141	37,002
Other	1,680	2,386
Total deferred income tax liabilities	$109,351	$105,881
Total net deferred income tax assets	$5,319	$6,356
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
As of December 31, 2022 and 2021, the Company did not record a valuation allowance because of the reversal of deferred tax liabilities of the Company and expected future taxable income.
As of December 31, 2022, the Company had state net operating loss carryforwards available to offset future income of approximately $8.4 million which, if not utilized, will expire 2027 through 2042. As of December 31, 2022, the Company had deferred tax assets related to federal and state interest expense disallowance carryforwards of $12.2 million, which are available to offset future taxable income and have an indefinite carryforward period.
The Company recorded reductions to uncertain tax positions of $5.2 million and relevant interest and penalties of $0.8 million as a result of the expiration of the applicable statute of limitations as of December 31, 2022. The Company records interest and penalties related to uncertain tax positions in income tax expense. For interest and penalties, the Company recorded income tax expense of $0.2 million in each of the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the total interest and penalties accrued was $0.1 million and $0.7 million, respectively.
The total uncertain tax positions and accrued interest and penalties as of December 31, 2022 and 2021 were $0.5 million and $6.2 million, respectively. The uncertain tax positions and accrued interest and penalties are presented as non-current liabilities, as payments are not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in the Consolidated Balance Sheets. The $0.5 million as of December 31, 2022 represents the uncertain tax positions and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. As of December 31, 2022, the Company does not believe that the uncertain tax positions will significantly change within the next 12 months as a result of the settlement of tax audits. Interest and penalties accrued on uncertain tax positions are released upon the expiration of statutes of limitations.
All federal income tax returns are closed for tax years through 2018. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2018 have been closed.

The following table reconciles uncertain tax positions (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$5,570	$5,570
Decreases relating to expiration of the statute of limitations	(5,185)	—
Balance at end of period	$385	$5,570
12. Earnings Per Share
The Company calculates basic earnings per share by dividing net income by the weighted average number of common shares outstanding, including warrants. The Company calculates diluted earnings per share by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants. For the twelve months ended December 31, 2022 and 2021, potential common shares related to certain of the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive. The Company applies the two-class method to calculate earnings per share. Because both classes share the same rights in dividends and earnings, earnings per share (basic and diluted) are the same for both classes.
The following table presents the reconciliation of basic to diluted weighted average common shares (dollars in thousands, except per share data):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$16,235	$17,278
Basic net income attributable to common shares	$16,235	$17,278
Denominator:
Basic weighted average shares outstanding	19,560	20,483
Basic undistributed net income per share attributable to common shares	$0.83	$0.84

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$16,235	$17,278
Diluted net income attributable to common shares	$16,235	$17,278
Denominator:
Basic weighted average shares outstanding	19,560	20,483
Effect of dilutive options and restricted stock units	463	450
Diluted weighted average shares outstanding	20,023	20,933
Diluted undistributed net income per share attributable to common shares	$0.81	$0.83
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
During 2022 and 2021, the Company evaluated its real estate footprint. For leases which were determined to be abandoned, the remaining lease costs were accelerated between the decision date and cease use date. The Company also recorded impairment charges related to its leases which are expected to be sublet for an amount less than the current contractual agreement. These charges are included within Corporate expenses on the Company's Consolidated Statements of Operations.
The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2022 and 2021 (dollars in thousands):

	Balance Sheet Location	December 31, 2022	December 31, 2021
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$135,236	$142,937
Finance, net of accumulated amortization of $544 and $530 at December 31, 2022 and 2021, respectively	Other assets	2,494	477
Total Assets		$137,730	$143,414

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$27,970	$28,395
Finance	Accounts payable and accrued expenses	791	252
Noncurrent
Operating	Operating lease liabilities	119,925	125,638
Finance	Other liabilities	1,719	235
Total Liabilities		$150,405	$154,520
The following table presents the total lease cost for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Statement of Operations Location	December 31, 2022	December 31, 2021
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$29,083	$31,991
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	289	283
Interest on lease liabilities	Interest expense	33	32
Total Lease Cost		$29,405	$32,306
Total lease income related to our lessor arrangements was $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Other Supplementary Data
The following tables present other supplementary information for the years ended December 31, 2022 and 2021, respectively (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,584	$28,147
Operating cash flows from finance leases	28	35
Financing cash flows from finance leases	287	280

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13,405	$14,043

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term (in years)
Operating leases	8.39	8.79
Finance leases	3.75	2.68
Weighted Average Discount Rate
Operating leases	6.20%	6.27%
Finance leases	6.44%	5.80%
As of December 31, 2022, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2023	$27,532	$786	$28,318
2024	26,001	741	26,742
2025	22,908	692	23,600
2026	20,670	597	21,267
2027	19,316	3	19,319
Thereafter	72,839	—	72,839
Total lease payments	$189,266	$2,819	$192,085
Less: imputed interest	(41,371)	(309)	(41,680)
Total	$147,895	$2,510	$150,405

Future minimum payments related to the Company's failed sale-leasebacks as of December 31, 2022 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2023	$14,177	$1,701	$15,878
2024	14,602	1,751	16,353
2025	15,040	301	15,341
2026	15,491	—	15,491
2027	15,956	—	15,956
Thereafter	141,194	—	141,194
	$216,460	$3,753	$220,213
Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2022 were as follows (dollars in thousands):

Operating Leases
2023	$238
2024	155
2025	116
2026	73
2027	52
Thereafter	—
Total lease receivables	$634

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
As of December 31, 2022, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2023	$80,459
2024	76,464
2025	56,971
2026	43,418
2027	10,500
Thereafter	—
Total	$267,812
Certain of the Company’s vendor contracts expired as of December 31, 2022, and are currently being negotiated. The expected future minimum payments related to these vendors were excluded from the table presented above and are approximately $49 million annually on a historical basis.
As of December 31, 2022, the Company believes that it will meet all such minimum obligations.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v, Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was subsequently filed and remains pending. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the “District Court”) alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement and set a final fairness hearing for July 10, 2023. If the settlement is approved by the District Court, the Company will make a settlement payment for which the Company expects to be indemnified by one of its insurance carriers.
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

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
December 31, 2022	$5,816	$3,411	$(3,291)	$5,936
December 31, 2021	$6,745	$547	$(1,476)	$5,816

S-1