Form 10-Q
period 2023-03-31
CUMULUS MEDIA INC
filed 2023-04-27
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38108

Cumulus Media Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware				82-5134717
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)

780 Johnson Ferry Road NE	Suite 500	Atlanta,	GA	30342
(Address of Principal Executive Offices)				(ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)

 N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0000001 per share	CMLS	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☑

Non-accelerated Filer	☐	Smaller Reporting Company	☑
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of April 20, 2023, the registrant had 18,166,011 outstanding shares of common stock consisting of: 17,853,970 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$118,883	$107,433
Accounts receivable, less allowance for doubtful accounts of $6,094 and $5,936 at March 31, 2023 and December 31, 2022, respectively	166,024	210,254
Trade receivable	2,396	2,044
Prepaid expenses and other current assets	26,845	25,540
Total current assets	314,148	345,271
Property and equipment, net	187,706	190,107
Operating lease right-of-use assets	132,504	135,236
Broadcast licenses	807,544	807,544
Other intangible assets, net	110,070	115,751
Deferred income tax assets	4,293	5,972
Other assets	9,763	9,150
Total assets	$1,566,028	$1,609,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,588	$114,826
Current portion of operating lease liabilities	27,953	27,970
Trade payable	3,244	2,812
Total current liabilities	137,785	145,608
Term loan due 2026, net of debt issuance costs of $1,638 and $1,785 at March 31, 2023 and December 31, 2022, respectively	333,064	336,667
6.75% senior notes, net of debt issuance costs of $2,919 and $3,138 at March 31, 2023 and December 31, 2022, respectively	375,508	377,789
Operating lease liabilities	116,874	119,925
Financing liabilities, net	211,394	212,993
Other liabilities	5,618	6,991
Deferred income tax liabilities	653	653
Total liabilities	1,180,896	1,200,626
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 21,325,943 and 20,852,749 shares issued; 17,853,970 and 17,925,010 shares outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 3,471,973 and 2,927,739 shares at March 31, 2023 and December 31, 2022, respectively	(39,465)	(36,533)
Additional paid-in-capital	349,588	348,462
Retained earnings	75,009	96,476
Total stockholders’ equity	385,132	408,405
Total liabilities and stockholders’ equity	$1,566,028	$1,609,031
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended March 31,
	2023	2022
Net revenue	$205,692	$232,032
Operating expenses:
Content costs	88,666	91,325
Selling, general and administrative expenses	94,301	95,292
Depreciation and amortization	14,684	13,554
Corporate expenses	14,015	18,169
Gain on sale or disposal of assets or stations	(7,009)	(1,111)
Total operating expenses	204,657	217,229
Operating income	1,035	14,803
Non-operating expense:
Interest expense	(17,666)	(15,865)
Interest income	369	1
Gain on early extinguishment of debt	617	—
Other expense, net	(18)	(24)
Total non-operating expense, net	(16,698)	(15,888)
Loss before income taxes	(15,663)	(1,085)
Income tax (expense) benefit	(5,804)	180
Net loss	$(21,467)	$(905)
Basic and diluted loss per common share (see Note 9, "Loss Per Share"):
Basic: Loss per share	$(1.17)	$(0.04)
Diluted: Loss per share	$(1.17)	$(0.04)
Weighted average basic common shares outstanding	18,286,168	20,627,765
Weighted average diluted common shares outstanding	18,286,168	20,627,765

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the three months ended March 31, 2023 and 2022
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(21,467)	(21,467)
Shares returned in lieu of tax payments	—	—	—	—	220,949	(1,421)	—	—	(1,421)
Issuance of common stock	252,245	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,126	—	1,126
Treasury stock purchased under share repurchase program	(323,285)	—	—	—	323,285	(1,511)	—	—	(1,511)
Balance at March 31, 2023	17,853,970	$—	312,041	$—	3,471,973	$(39,465)	$349,588	$75,009	$385,132

Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net loss	—	—	—	—	—	—	—	(905)	(905)
Shares returned in lieu of tax payments	—	—	—	—	137,857	(1,476)	—	—	(1,476)
Issuance of common stock	168,083	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,507	—	1,507
Balance at March 31, 2022	18,726,802	$—	1,964,764	$—	368,167	$(4,453)	$343,740	$79,336	$418,623

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,467)	$(905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,684	13,554
Amortization and write-off of debt issuance costs	480	553
Provision for doubtful accounts	815	676
Gain on sale or disposal of assets or stations	(7,009)	(1,111)
Gain on early extinguishment of debt	(617)	—
Deferred income taxes	1,679	(80)
Stock-based compensation expense	1,126	1,507
Non-cash interest expense on financing liabilities	982	765
Non-cash imputed rental income	(1,187)	(1,152)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	43,415	16,194
Trade receivable	(352)	(656)
Prepaid expenses and other current assets	(1,504)	(14,811)
Operating leases, net	(337)	1,739
Other assets	(936)	359
Accounts payable and accrued expenses	(7,553)	6,446
Trade payable	432	1,290
Other liabilities	1,007	(46)
Net cash provided by operating activities	23,658	24,322
Cash flows from investing activities:
Proceeds from sale of assets or stations	7,297	748
Proceeds from insurance reimbursement	—	500
Capital expenditures	(7,372)	(5,269)
Net cash used in investing activities	(75)	(4,021)
Cash flows from financing activities:
Repayment of borrowings under term loan	(3,564)	(12,509)
Repayments of borrowings under 6.75% senior notes	(2,069)	—
Treasury stock purchases	(1,511)	—
Payment of contingent consideration	(2,000)	(1,000)
Shares returned in lieu of tax payments	(1,421)	(1,476)
Repayments of financing liabilities	(1,387)	(1,185)
Repayments of finance lease obligations	(181)	(64)
Net cash used in financing activities	(12,133)	(16,234)
Increase in cash and cash equivalents	11,450	4,067
Cash and cash equivalents at beginning of period	107,433	177,028
Cash and cash equivalents at end of period	$118,883	$181,095
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, and our accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2023 and for the periods ended March 31, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the three months ended March 31, 2023 and 2022, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.

Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of March 31, 2023, there were no assets held for sale. At December 31, 2022, assets held for sale were not material.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$17,895	$6,873
Income taxes refunded	(27)	(82)
Supplemental disclosures of non-cash flow information:
Trade revenue	$14,000	$11,927
Trade expense	13,655	11,171
Noncash principal change in financing liabilities	(123)	(277)
Recently Adopted Accounting Pronouncements
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
Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 on January 1, 2023, did not have a significant impact on the Company's Condensed Consolidated Financial Statements.
2. Acquisitions and Dispositions
WFAS Sale
On February 6, 2023, the Company completed the sale of WFAS-FM, in Bronxville, NY (the "WFAS Sale") for $7.3 million in cash. The Company recorded a gain on the WFAS Sale of $7.1 million which is included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2023.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Broadcast radio revenue:
Spot	$97,713	$103,913
Network	50,297	65,273
Total broadcast radio revenue	148,010	169,186
Digital	32,089	31,893
Other	25,593	30,953
Net revenue	$205,692	$232,032
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
Trade and barter expense is recorded when goods or services are consumed. For the three months ended March 31, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $14.0 million and $11.9 million, respectively; and (2) trade and barter expenses of $13.7 million and $11.2 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, the Company recorded an asset of approximately $6.7 million and $7.2 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived			Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$1,017,944
Balance as of March 31, 2023	$807,544	$19,852	$145,000	$32,000	$13,548	$1,017,944

Accumulated Amortization
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$(94,649)
Amortization Expense	—	—	(3,704)	(1,600)	(377)	(5,681)
Balance as of March 31, 2023	$—	$—	$(62,121)	$(30,933)	$(7,276)	$(100,330)
Net Book Value as of March 31, 2023	$807,544	$19,852	$82,879	$1,067	$6,272	$917,614
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three months ended March 31, 2023. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.
5. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Term Loan due 2026	$334,702	$338,452
6.75% Senior Notes	378,427	380,927
Less: Total unamortized debt issuance costs	(4,557)	(4,923)
Long-term debt, net	$708,572	$714,456
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
Amounts outstanding under the Refinanced Credit Agreement bear interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America,

N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. As of March 31, 2023, the Term Loan due 2026 bore interest at a rate of 8.58% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 26, 2026.
In March 2022, the Company was required by the Excess Cash Flow (as defined in the Term Loan due 2026) to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.
During the three months ended March 31, 2023, the Company repaid $3.8 million principal amount of the Term Loan due 2026. The repayment resulted in a gain on extinguishment of debt of $0.2 million. The Term Loan due 2026 was repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment, which were not material.
As of March 31, 2023, $333.1 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.6 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the "Borrowers"), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the "2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. On June 3, 2022, Holdings, the Borrowers and Intermediate Holdings entered into a fifth amendment (the "Amendment") to the 2020 Revolving Credit Agreement. The Amendment, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to June 3, 2027, provided, that if any of the Company’s indebtedness with an aggregate principal amount in excess of $35.0 million is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the maturity date of all borrowings under the 2020 Revolving Credit Facility will instead be such Springing Maturity Date, and (ii) modified certain terms of the 2020 Revolving Credit Facility to replace the relevant benchmark provisions from the London Interbank Offered Rate to the Secured Overnight Financing Rate ("SOFR"). Except as modified by the Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
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
As of March 31, 2023, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of March 31, 2023, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
During the three months ended March 31, 2023, the Company repaid $2.5 million principal amount of the 6.75% Senior Notes. The repayment resulted in a gain on extinguishment of debt of approximately $0.4 million. The 6.75% Senior Notes were repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment, which were not material.

As of March 31, 2023, $375.5 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $2.9 million, and the Issuer was in compliance with all required covenants under the Indenture.
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	March 31, 2023	December 31, 2022
Term Loan due 2026:
Gross value	$334,702	$338,452
Fair value - Level 2	306,252	314,760
6.75% Senior Notes:
Gross value	$378,427	$380,927
Fair value - Level 2	288,551	321,833
As of March 31, 2023, the Company used trading prices from a third party of 91.50% and 76.25% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2022, the Company used trading prices from a third party of 93.00% and 84.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Level 1		Level 2		Level 3
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Cash equivalents	$57,157	$—	$—	$—	$—	$—
7. Income Taxes
For the three months ended March 31, 2023, the Company recorded income tax expense of $5.8 million on pre-tax book loss of $15.7 million, resulting in an effective tax rate of approximately (37.1)%. For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.2 million on pre-tax book loss of $1.1 million, resulting in an effective tax rate of approximately 16.6%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended March 31, 2023, primarily relates to valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended March 31, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of March 31, 2023, the Company recorded a valuation allowance against its deferred tax assets associated with disallowed interest expense carryforwards generated during the year since the full benefit of these assets may not be realized. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.

8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of March 31, 2023, the Company had 21,637,984 aggregate issued shares of common stock, and 18,166,011 outstanding shares consisting of: (i) 21,325,943 issued shares and 17,853,970 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On May 4, 2022, the Company announced that the Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding Class A common stock. The share repurchase authorization expires November 3, 2023. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Additionally, the Company commenced open market purchases beginning in the third quarter of 2022. During the three months ended March 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. No excise tax was owed on shares repurchased during the three months ended March 31, 2023.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $16.7 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of March 31, 2023.
9. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding, including warrants. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants.
For the three months ended March 31, 2023 and 2022, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.

The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended March 31,
	2023	2022
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(21,467)	$(905)
Basic net loss attributable to common shares	$(21,467)	$(905)
Denominator:
Basic weighted average shares outstanding	18,286	20,628
Basic undistributed net loss per share attributable to common shares	$(1.17)	$(0.04)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(21,467)	$(905)
Diluted net loss attributable to common shares	$(21,467)	$(905)
Denominator:
Basic weighted average shares outstanding	18,286	20,628
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	18,286	20,628
Diluted undistributed net loss per share attributable to common shares	$(1.17)	$(0.04)
10. Commitments and Contingencies
Future Commitments
During the first quarter of 2023, the Company finalized certain vendor contracts that were being negotiated at December 31, 2022. As of March 31, 2023, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2023	$93,845
2024	120,801
2025	101,723
2026	43,418
2027	10,500
Thereafter	—
Total	$370,287
As of March 31, 2023, the Company believes that it will meet all such minimum obligations.
Legal Proceedings
We have been, and expect in the future to be, a party to various legal proceedings, arbitrations, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not record a loss accrual.

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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v. Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc. v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was subsequently filed and remains pending. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval of the settlement and set a final fairness hearing for July 10, 2023. If the settlement is approved by the District Court, the Company will make a settlement payment for which the Company expects to be indemnified by one of its insurance carriers.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2022 Form 10-K and elsewhere in this report, and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2022 Form 10-K.
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
In determining Adjusted EBITDA, we exclude the following from net loss: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations or early extinguishment of debt, restructuring costs, expenses relating to acquisitions and divestitures, non-routine legal expenses incurred in connection with certain litigation matters, and non-cash impairments of assets, if any.
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

	Three Months Ended March 31,
	2023	2022	2023 vs 2022 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$205,692	$232,032	$(26,340)	(11.4)%
Content costs	88,666	91,325	(2,659)	(2.9)%
Selling, general and administrative expenses	94,301	95,292	(991)	(1.0)%
Depreciation and amortization	14,684	13,554	1,130	8.3%
Corporate expenses	14,015	18,169	(4,154)	(22.9)%
Gain on sale or disposal of assets or stations	(7,009)	(1,111)	(5,898)	530.9%
Operating income	1,035	14,803	(13,768)	(93.0)%
Interest expense	(17,666)	(15,865)	(1,801)	11.4%
Interest income	369	1	368	36,800.0%
Gain on early extinguishment of debt	617	—	617	N/A
Other expense, net	(18)	(24)	6	(25.0)%
Loss before income taxes	(15,663)	(1,085)	(14,578)	1343.6%
Income tax (expense) benefit	(5,804)	180	(5,984)	N/A
Net loss	$(21,467)	$(905)	$(20,562)	2272.0%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$10,329	$31,213	$(20,884)	(66.9)%
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
Net Revenue
Net revenue for the three months ended March 31, 2023, compared to net revenue for the three months ended March 31, 2022, decreased $26.3 million, or 11.4%. Network and spot revenues decreased $15.0 million and $6.2 million, respectively, as a result of current macroeconomic conditions. Other revenues decreased $5.4 million of which $8.3 million was the result of a fee received in 2022 from the early termination of a revenue agreement that was partially offset by a $2.9 million increase from higher barter, event and trade revenues.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended March 31, 2023, compared to content costs for the three months ended March 31, 2022, decreased $2.7 million, or 2.9%, primarily as a result of lower syndicated programming costs attributed to reduced network revenue, which was partially offset by higher spend on third party station inventory and increased digital costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended March 31, 2023, compared to selling, general and administrative expenses for the three months ended March 31, 2022, decreased $1.0 million or 1.0%. Selling, general and administrative expenses decreased from lower incentive compensation attributed to a decline in broadcast revenue and reduced research expense resulting from a contract renewal. These decreases were mostly offset by higher barter and trade expenses which grew in line with the related revenue.

Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2023 as compared to depreciation and amortization expense for the three months ended March 31, 2022 increased $1.1 million, or 8.3%, primarily as a result of additional fixed assets placed into service.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended March 31, 2023 compared to corporate expenses for the three months ended March 31, 2022 decreased $4.2 million, or 22.9%. Corporate expenses decreased primarily as a result of lower incentive compensation driven by Company performance and reduced restructuring costs.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended March 31, 2023 was primarily related to the sale of WFAS-FM.
The gain on sale or disposal of assets or stations for the three months ended March 31, 2022 was primarily driven by the sale of certain assets and stations and insurance proceeds received from hurricane damage.
Interest Expense
Total interest expense for the three months ended March 31, 2023, increased $1.8 million, or 11.4%, when compared to the total interest expense for the three months ended March 31, 2022. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Term Loan due 2026	$7,109	$4,241	$2,868
6.75% Senior Notes	6,425	7,588	(1,163)
Financing liabilities	3,620	3,506	114
Other, including debt issuance cost amortization and write-off	512	530	(18)
Interest expense	$17,666	$15,865	$1,801
Income Tax Expense (benefit)
For the three months ended March 31, 2023, the Company recorded income tax expense of $5.8 million on pre-tax book loss of $15.7 million, resulting in an effective tax rate of approximately (37.1)%. For the three months ended March 31, 2022, the Company recorded an income tax benefit of $(0.2) million on pre-tax book loss of $1.1 million, resulting in an effective tax rate of approximately 16.6%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended March 31, 2023, primarily relates to valuation allowance recognized during the year, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended March 31, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $10.3 million for the three months ended March 31, 2023, compared to the Adjusted EBITDA of $31.2 million for the three months ended March 31, 2022, decreased approximately $20.9 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP net loss	$(21,467)	$(905)
Income tax expense (benefit)	5,804	(180)
Non-operating expenses, including net interest expense	17,315	15,888
Depreciation and amortization	14,684	13,554
Stock-based compensation expense	1,126	1,507
Gain on sale or disposal of assets or stations	(7,009)	(1,111)
Gain on early extinguishment of debt	(617)	—
Restructuring costs	291	2,277
Non-routine legal expenses	3	70
Franchise taxes	199	113
Adjusted EBITDA	$10,329	$31,213
Liquidity and Capital Resources
As of March 31, 2023, we had $118.9 million of cash and cash equivalents. The Company generated cash from operating activities of $23.7 million and $24.3 million for the three months ended March 31, 2023, and March 31, 2022, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
Although there remains uncertainty related to the current macroeconomic conditions on the Company's future results, we believe our business model, our current cash reserves and borrowings from time to time under the Revolving Credit Agreement (or any such other credit facility as may be in place at the appropriate time) will help us manage our business and anticipated liquidity needs for at least the next twelve months and the foreseeable future thereafter.
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
Refinanced Credit Agreement
On September 26, 2019, we entered into a Refinanced Credit Agreement to refinance the principal balance outstanding on the Term Loan due 2022. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility which was amended on June 3, 2022. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.
Share Repurchase Program
On May 4, 2022, the Company announced that the Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding Class A common stock. The share repurchase authorization expires November 3, 2023. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
Under the share repurchase authorization, on May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "Offer"). The Offer expired on June 3, 2022. Through the Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses. Additionally, the Company commenced open market purchases beginning in the third quarter of 2022. During the three months ended March 31, 2023, the Company repurchased 323,285 shares of our outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. No excise tax was owed on shares repurchased during the three months ended March 31, 2023.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $16.7 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of March 31, 2023.

Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)
Net cash provided by operating activities	$23,658	$24,322
Net cash provided by operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased slightly as reduced operating income was mostly offset by improvements in working capital.
Cash Flows Used in Investing Activities

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)
Net cash used in investing activities	$(75)	$(4,021)
Net cash used in investing activities for the three months ended March 31, 2023 consists primarily of capital expenditures which were mostly offset by proceeds from the sale of WFAS-FM.
For the three months ended March 31, 2022, net cash used in investing activities consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
Cash Flows Used in Financing Activities

	Three Months Ended March 31,
	2023	2022
(Dollars in thousands)
Net cash used in financing activities	$(12,133)	$(16,234)
For the three months ended March 31, 2023, net cash used in financing activities primarily relates to the repurchase of $3.8 million principal amount of Term Loan due for $3.6 million, the repurchase of $2.5 million principal amount of the 6.75% Senior Notes due for $2.1 million, a payment of contingent consideration and purchases of treasury stock.
For the three months ended March 31, 2022, net cash used in financing activities primarily relates to the $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026), shares returned in lieu of tax payments for vested restricted stock, repayments of financing obligations and a payment of contingent consideration.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2023.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ("Exchange Act")) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v. Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc. v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was subsequently filed and remains pending. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.

On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval of the settlement and set a final fairness hearing for July 10, 2023. If the settlement is approved by the District Court, the Company will make a settlement payment for which the Company expects to be indemnified by one of its insurance carriers.
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2022 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. During the three months ended March 31, 2023, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - 31, 2023	—	$—	—	$18,161
February 1 - 28, 2023	—	—	—	—
March 1 - 31, 2023	323,285	4.65	323,285	16,656
Total (3)	323,285	$4.65	323,285	$16,656
(1) On May 4, 2022, the Company announced that the Board of Directors authorized a share repurchase program for up to $50.0 million of outstanding Class A common stock. The share repurchase authorization expires November 3, 2023. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The specific timing, manner, price and amount of any repurchases will be determined by the Company and may be subject to economic and market conditions, stock price, applicable legal requirements and other factors.
(2) The Company's remaining outstanding Class A common stock available for repurchase under the share repurchase authorization excludes fees and expenses.
(3) Under the share repurchase authorization, during the three months ended March 31, 2023, the Company repurchased 323,285 shares of our outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Subsequent to the open market purchases, $16.7 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of March 31, 2023.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumulus Media Inc.

April 27, 2023	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer