Form 10-Q
period 2023-06-30
CUMULUS MEDIA INC
filed 2023-07-28
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of July 21, 2023, the registrant had 16,466,360 outstanding shares of common stock consisting of: 16,154,319 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$92,420	$107,433
Accounts receivable, less allowance for doubtful accounts of $6,390 and $5,936 at June 30, 2023 and December 31, 2022, respectively	167,013	210,254
Trade receivable	2,659	2,044
Prepaid expenses and other current assets	24,904	25,540
Total current assets	286,996	345,271
Property and equipment, net	186,726	190,107
Operating lease right-of-use assets	122,922	135,236
Broadcast licenses	806,237	807,544
Other intangible assets, net	104,864	115,751
Deferred income tax assets	6,560	5,972
Other assets	9,232	9,150
Total assets	$1,523,537	$1,609,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$103,218	$114,826
Current portion of operating lease liabilities	27,778	27,970
Trade payable	3,595	2,812
Total current liabilities	134,591	145,608
Term loan due 2026, net of debt issuance costs of $1,508 and $1,785 at June 30, 2023 and December 31, 2022, respectively	333,194	336,667
6.75% senior notes, net of debt issuance costs of $2,486 and $3,138 at June 30, 2023 and December 31, 2022, respectively	343,759	377,789
Operating lease liabilities	116,277	119,925
Financing liabilities, net	209,575	212,993
Other liabilities	6,214	6,991
Deferred income tax liabilities	653	653
Total liabilities	1,144,263	1,200,626
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 21,373,055 and 20,852,749 shares issued; 16,154,319 and 17,925,010 shares outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 5,218,736 and 2,927,739 shares at June 30, 2023 and December 31, 2022, respectively	(45,747)	(36,533)
Additional paid-in-capital	351,080	348,462
Retained earnings	73,941	96,476
Total stockholders’ equity	379,274	408,405
Total liabilities and stockholders’ equity	$1,523,537	$1,609,031
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$210,136	$236,741	$415,828	$468,773
Operating expenses:
Content costs	73,533	83,184	162,199	174,509
Selling, general and administrative expenses	94,401	96,835	188,702	192,127
Depreciation and amortization	15,146	13,815	29,830	27,369
Corporate expenses	24,107	15,832	38,122	34,001
Gain on sale or disposal of assets or stations	(272)	(15)	(7,281)	(1,126)
Total operating expenses	206,915	209,651	411,572	426,880
Operating income	3,221	27,090	4,256	41,893
Non-operating expense:
Interest expense	(17,940)	(16,116)	(35,606)	(31,981)
Interest income	712	1	1,081	2
Gain on early extinguishment of debt	8,389	1,597	9,006	1,597
Other expense, net	(268)	(31)	(286)	(55)
Total non-operating expense, net	(9,107)	(14,549)	(25,805)	(30,437)
(Loss) income before income taxes	(5,886)	12,541	(21,549)	11,456
Income tax benefit (expense)	4,818	(3,887)	(986)	(3,707)
Net (loss) income	$(1,068)	$8,654	$(22,535)	$7,749
Basic and diluted (loss) earnings per common share (see Note 9, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(0.06)	$0.43	$(1.25)	$0.38
Diluted: (Loss) Earnings per share	$(0.06)	$0.42	$(1.25)	$0.37
Weighted average basic common shares outstanding	17,842,745	20,322,260	18,063,232	20,474,168
Weighted average diluted common shares outstanding	17,842,745	20,568,512	18,063,232	20,782,674

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the six months ended June 30, 2023 and 2022
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(21,467)	(21,467)
Shares returned in lieu of tax payments	—	—	—	—	220,949	(1,421)	—	—	(1,421)
Issuance of common stock	252,245	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,126	—	1,126
Treasury stock purchased under share repurchase program	(323,285)	—	—	—	323,285	(1,511)	—	—	(1,511)
Balance at March 31, 2023	17,853,970	$—	312,041	$—	3,471,973	$(39,465)	$349,588	$75,009	$385,132
Net loss	—	—	—	—	—	—	—	(1,068)	(1,068)
Shares returned in lieu of tax payments	—	—	—	—	1,758	(5)	—	—	(5)
Issuance of common stock	45,354	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,492	—	1,492
Treasury stock purchased under share repurchase program	(1,745,005)	—	—	—	1,745,005	(6,277)	—	—	(6,277)
Balance at June 30, 2023	16,154,319	$—	312,041	$—	5,218,736	$(45,747)	$351,080	$73,941	$379,274

Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net loss	—	—	—	—	—	—	—	(905)	(905)
Shares returned in lieu of tax payments	—	—	—	—	137,857	(1,476)	—	—	(1,476)
Issuance of common stock	168,083	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,507	—	1,507
Balance at March 31, 2022	18,726,802	$—	1,964,764	$—	368,167	$(4,453)	$343,740	$79,336	$418,623
Net income	—	—	—	—	—	—	—	8,654	8,654
Shares returned in lieu of tax payments	—	—	—	—	18,642	(223)	—	—	(223)
Conversion of Class B common stock	1,055,954	—	(1,055,954)	—	—	—	—	—	—
Issuance of common stock	54,895	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,687	—	1,687
Treasury stock purchased under share repurchase program	(1,724,137)	—	—	—	1,724,137	(25,000)	—	—	(25,000)
Balance at June 30, 2022	18,113,514	$—	908,810	$—	2,110,946	$(29,676)	$345,427	$87,990	$403,741

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(22,535)	$7,749
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,830	27,369
Amortization and write-off of debt issuance costs	1,157	1,488
Provision for doubtful accounts	1,746	1,464
Gain on sale or disposal of assets or stations	(7,281)	(1,126)
Gain on early extinguishment of debt	(9,006)	(1,597)
Impairment of right-of-use assets	9,050	—
Change in fair value of contingent consideration	(2,000)	—
Deferred income taxes	(588)	915
Stock-based compensation expense	2,618	3,194
Non-cash interest expense on financing liabilities	1,963	1,752
Non-cash imputed rental income	(2,373)	(2,304)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	41,495	(3,687)
Trade receivable	(615)	(472)
Prepaid expenses and other current assets	1,917	(13,941)
Operating leases, net	(575)	1,851
Other assets	(720)	(57)
Accounts payable and accrued expenses	(10,601)	6,855
Trade payable	783	1,174
Other liabilities	923	(103)
Net cash provided by operating activities	35,188	30,524
Cash flows from investing activities:
Proceeds from sale of assets or stations	7,599	1,941
Asset acquisition	—	(120)
Proceeds from insurance reimbursement	—	1,850
Capital expenditures	(13,975)	(11,609)
Net cash used in investing activities	(6,376)	(7,938)
Cash flows from financing activities:
Repayment of borrowings under term loan	(3,564)	(12,509)
Repayments of borrowings under 6.75% senior notes	(25,861)	(48,226)
Treasury stock purchases	(7,788)	(25,000)
Payment of contingent consideration	(2,000)	(1,000)
Shares returned in lieu of tax payments	(1,426)	(1,699)
Repayments of financing liabilities	(2,798)	(2,358)
Repayments of finance lease obligations	(388)	(128)
Net cash used in financing activities	(43,825)	(90,920)
Decrease in cash and cash equivalents	(15,013)	(68,334)
Cash and cash equivalents at beginning of period	107,433	177,028
Cash and cash equivalents at end of period	$92,420	$108,694
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, and our accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2023 and for the periods ended June 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Comprehensive (Loss) Income
Comprehensive loss includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2023 and 2022, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.

Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. In June 2023, the Company entered into an agreement to sell WDRQ-FM in Detroit, Michigan, for $10.0 million. The closing of the transaction remains subject to customary closing conditions, including regulatory approval. As of June 30, 2023 and December 31, 2022, assets held for sale were not material.
Leases
The Company has entered into various lease agreements both as the lessor and lessee. We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. Leases have been classified as either operating or finance leases in accordance with ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, known as "ASC 842") and primarily consist of leases for land, tower space, office space, certain office equipment and vehicles. A right-of-use asset and lease liability have been recorded on the balance sheet for all leases except those with an original lease term of twelve months or less. The Company also has sublease arrangements that provide a nominal amount of income. During the second quarter of 2023, the Company recorded a $9.1 million impairment charge related to a certain lease which is expected to be sublet at an amount less than the current contractual agreement. This charge is included within Corporate expenses on the Company's Condensed Consolidated Statements of Operations.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$30,906	$29,050
Income taxes paid	572	5,270
Supplemental disclosures of non-cash flow information:
Trade revenue	$28,527	$24,202
Trade expense	27,988	23,872
Noncash principal change in financing liabilities	(247)	(342)
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
2. Acquisitions and Dispositions
WFAS Sale
On February 6, 2023, the Company completed the sale of WFAS-FM, in Bronxville, NY (the "WFAS Sale") for $7.3 million in cash. The Company recorded a gain on the WFAS Sale of $7.1 million which is included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.

Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable. To date, the Company has paid $6.0 million of contingent consideration. The level 3 fair value of the remaining contingent consideration was reassessed as of June 30, 2023. As payment was no longer deemed probable, the Company reduced the remaining contingent consideration by $2.0 million, which was included in the Content costs financial statement line item of the Company's Condensed Consolidated Statements of Operations.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Broadcast radio revenue:
Spot	$107,065	$127,009
Network	39,698	48,713
Total broadcast radio revenue	146,763	175,722
Digital	37,538	37,801
Other	25,835	23,218
Net revenue	$210,136	$236,741

	Six Months Ended June 30,
	2023	2022
Broadcast radio revenue:
Spot	$204,778	$230,922
Network	89,995	113,986
Total broadcast radio revenue	294,773	344,908
Digital	69,627	69,694
Other	51,428	54,171
Net revenue	$415,828	$468,773
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
Trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $14.5 million and $12.3 million, respectively; and (2) trade and barter expenses of $14.3 million and $12.7 million, respectively. For the six months ended June 30, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $28.5 million and $24.2 million, respectively; and (2) trade and barter expenses of $28.0 million and $23.9 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, the Company recorded an asset of approximately $6.5 million and $7.2 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived			Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$1,017,944
Assets held for sale	(1,307)	(41)	—	—	(41)	(1,389)
Other (a)	—	—	—	(32,000)	—	(32,000)
Balance as of June 30, 2023	$806,237	$19,811	$145,000	$—	$13,507	$984,555

Accumulated Amortization
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$(94,649)
Amortization Expense	—	—	(7,409)	(2,667)	(752)	(10,828)
Assets held for sale	—	—	—	—	23	23
Other (a)	—	—	—	32,000	—	32,000
Balance as of June 30, 2023	$—	$—	$(65,826)	$—	$(7,628)	$(73,454)
Net Book Value as of June 30, 2023	$806,237	$19,811	$79,174	$—	$5,879	$911,101
(a) Removed gross carrying amount and accumulated amortization of fully amortized intangible assets as of June 30, 2023.
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the six months ended June 30, 2023. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Term Loan due 2026	$334,702	$338,452
6.75% Senior Notes	346,245	380,927
Less: Total unamortized debt issuance costs	(3,994)	(4,923)
Long-term debt, net	$676,953	$714,456
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a credit agreement by and among Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Holdings Cumulus Media Intermediate, Inc. ("Intermediate"), a direct wholly-owned subsidiary of the Company, and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the Refinanced Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Except as modified by Amendment No. 2, the existing terms of the Refinanced Credit Agreement remained in effect.
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of June 30, 2023, the Term Loan due 2026 bore interest at a rate of 9.23% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 26, 2026.
During the six months ended June 30, 2023, the Company repaid $3.8 million principal amount of the Term Loan due 2026. The repayment resulted in a gain on extinguishment of debt of $0.2 million. The Term Loan due 2026 was repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment which were not material.
In March 2022, the Company was required by the Excess Cash Flow (as defined in the Term Loan due 2026) to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.
As of June 30, 2023, $333.2 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.5 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the "Borrowers"), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the "2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. On June 3, 2022, Holdings, the Borrowers and Intermediate Holdings entered into a fifth amendment (the "Amendment") to the 2020 Revolving Credit Agreement. The Amendment, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to June 3, 2027, provided, that if any of the Company’s indebtedness with an aggregate principal amount in excess of $35.0 million is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a

"Springing Maturity Date"), then the maturity date of all borrowings under the 2020 Revolving Credit Facility will instead be such Springing Maturity Date, and (ii) modified certain terms of the 2020 Revolving Credit Facility to replace the relevant benchmark provisions from LIBOR to SOFR. Except as modified by the Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
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
As of June 30, 2023, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of June 30, 2023, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
During the six months ended June 30, 2023, the Company repaid $34.7 million principal amount of the 6.75% Senior Notes. These repayments resulted in a gain on extinguishment of debt of approximately $8.8 million. The 6.75% Senior Notes were repaid with cash on hand. The Company wrote-off $0.3 million of debt issuance costs as a result of the repayments.
As of June 30, 2023, $343.8 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $2.5 million, and the Issuer was in compliance with all required covenants under the Indenture.
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	June 30, 2023	December 31, 2022
Term Loan due 2026:
Gross value	$334,702	$338,452
Fair value - Level 2	246,006	314,760
6.75% Senior Notes:
Gross value	$346,245	$380,927
Fair value - Level 2	241,506	321,833
As of June 30, 2023, the Company used trading prices from a third party of 73.50% and 69.75% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2022, the Company used trading prices from a third party of 93.00% and 84.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Level 1		Level 2		Level 3
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Cash equivalents	$47,825	$—	$—	$—	$—	$—
7. Income Taxes
For the three months ended June 30, 2023, the Company recorded an income tax benefit of $4.8 million on pre-tax book loss of $5.9 million, resulting in an effective tax rate of approximately 81.8%. For the three months ended June 30, 2022, the Company recorded an income tax expense of $3.9 million on pre-tax book income of $12.5 million, resulting in an effective tax rate of approximately 31.0%.
For the six months ended June 30, 2023, the Company recorded an income tax expense of $1.0 million on pre-tax book loss of $21.5 million, resulting in an effective tax rate of approximately (4.6)%. For the six months ended June 30, 2022, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $11.5 million, resulting in an effective tax rate of approximately 32.4%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2023, primarily relates to the valuation allowance recognized during the year and discussed further below, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2022, primarily relate to state and local income taxes and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2023, the Company recorded a valuation allowance against its deferred tax assets associated with disallowed interest expense carryforwards generated during the year since the full benefit of these assets may not be realized. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2023, the Company had 21,685,096 aggregate issued shares of common stock, and 16,466,360 outstanding shares consisting of: (i) 21,373,055 issued shares and 16,154,319 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
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

Under the share repurchase authorization, on May 12, 2023, the Company commenced a modified Dutch tender offer to purchase up to $10.0 million of shares of its Class A common stock at a price not greater than $3.25 and not less than $2.85 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "2023 Offer"). The 2023 Offer expired on June 9, 2023. Through the 2023 Offer, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses.
During the six months ended June 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the six months ended June 30, 2023, was not material.
On May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "2022 Offer"). The 2022 Offer expired on June 3, 2022. Through the 2022 Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $11.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of June 30, 2023.
9. (Loss) Earnings Per Share
The Company calculates basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding, including warrants. The Company calculates diluted (loss) earnings per share by dividing net (loss) earnings by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards. Warrants generally are included in basic and diluted shares outstanding because there is little or no consideration paid upon exercise of the Warrants.
For the three and the six months ended June 30, 2023, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, potential common shares related to the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive.
The Company applies the two-class method to calculate (loss) earnings per share. Because both classes share the same rights in dividends and losses, (loss) earnings per share (basic and diluted) is the same for both classes.

The following tables present the basic and diluted (loss) earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30,
	2023	2022
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(1,068)	$8,654
Basic net (loss) income attributable to common shares	$(1,068)	$8,654
Denominator:
Basic weighted average shares outstanding	17,843	20,322
Basic undistributed net (loss) income per share attributable to common shares	$(0.06)	$0.43

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(1,068)	$8,654
Diluted net (loss) income attributable to common shares	$(1,068)	$8,654
Denominator:
Basic weighted average shares outstanding	17,843	20,322
Effect of dilutive options and restricted share units	—	247
Diluted weighted average shares outstanding	17,843	20,569
Diluted undistributed net (loss) income per share attributable to common shares	$(0.06)	$0.42

	Six Months Ended June 30,
	2023	2022
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(22,535)	$7,749
Basic net (loss) income attributable to common shares	$(22,535)	$7,749
Denominator:
Basic weighted average shares outstanding	18,063	20,474
Basic undistributed net (loss) income per share attributable to common shares	$(1.25)	$0.38

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(22,535)	$7,749
Diluted net (loss) income attributable to common shares	$(22,535)	$7,749
Denominator:
Basic weighted average shares outstanding	18,063	20,474
Effect of dilutive options and restricted share units	—	309
Diluted weighted average shares outstanding	18,063	20,783
Diluted undistributed net (loss) income per share attributable to common shares	$(1.25)	$0.37

10. Commitments and Contingencies
Future Commitments
During the first quarter of 2023, the Company finalized certain vendor contracts that were being negotiated at December 31, 2022. As of June 30, 2023, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2023	$64,882
2024	120,704
2025	101,627
2026	43,418
2027	10,500
Thereafter	—
Total	$341,131
As of June 30, 2023, the Company believes that it will meet all such minimum obligations.
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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement. On July 10, 2023, the Court held a fairness hearing and on July 11, 2023, the Court issued an order granting final approval to the settlement. Once applicable appeal deadlines have expired and the Court’s order approving the settlement becomes final, the Company will make a settlement payment for which the Company expects to be indemnified by one of its insurance carriers.
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
In determining Adjusted EBITDA, we exclude the following from net (loss) income: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations or early extinguishment of debt, restructuring costs, expenses relating to acquisitions and divestitures, non-routine legal expenses incurred in connection with certain litigation matters, and non-cash impairments of assets, if any.

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
Adjusted EBITDA should not be considered in isolation or as a substitute for net (loss) income, operating (loss) income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.
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

	Three Months Ended June 30,
	2023	2022	2023 vs 2022 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$210,136	$236,741	$(26,605)	(11.2)%
Content costs	73,533	83,184	(9,651)	(11.6)%
Selling, general and administrative expenses	94,401	96,835	(2,434)	(2.5)%
Depreciation and amortization	15,146	13,815	1,331	9.6%
Corporate expenses	24,107	15,832	8,275	52.3%
Gain on sale or disposal of assets or stations	(272)	(15)	(257)	1,713.3%
Operating income	3,221	27,090	(23,869)	(88.1)%
Interest expense	(17,940)	(16,116)	(1,824)	11.3%
Interest income	712	1	711	71,100.0%
Gain on early extinguishment of debt	8,389	1,597	6,792	425.3%
Other expense, net	(268)	(31)	(237)	764.5%
(Loss) income before income taxes	(5,886)	12,541	(18,427)	N/A
Income tax benefit (expense)	4,818	(3,887)	8,705	N/A
Net (loss) income	$(1,068)	$8,654	$(9,722)	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$30,676	$45,485	$(14,809)	(32.6)%

	Six Months Ended June 30,
	2023	2022	2023 vs 2022 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$415,828	$468,773	$(52,945)	(11.3)%
Content costs	162,199	174,509	(12,310)	(7.1)%
Selling, general and administrative expenses	188,702	192,127	(3,425)	(1.8)%
Depreciation and amortization	29,830	27,369	2,461	9.0%
Corporate expenses	38,122	34,001	4,121	12.1%
Gain on sale or disposal of assets or stations	(7,281)	(1,126)	(6,155)	546.6%
Operating income	4,256	41,893	(37,637)	(89.8)%
Interest expense	(35,606)	(31,981)	(3,625)	11.3%
Interest income	1,081	2	1,079	53,950.0%
Gain on early extinguishment of debt	9,006	1,597	7,409	463.9%
Other expense, net	(286)	(55)	(231)	420.0%
(Loss) income before income taxes	(21,549)	11,456	(33,005)	N/A
Income tax expense	(986)	(3,707)	2,721	(73.4)%
Net (loss) income	$(22,535)	$7,749	$(30,284)	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$41,005	$76,698	$(35,693)	(46.5)%
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
Net Revenue
Net revenue for the three months ended June 30, 2023, compared to net revenue for the three months ended June 30, 2022, decreased $26.6 million, or 11.2%. The decrease is primarily driven by reductions in spot and network revenues of $19.9 million and $9.0 million, respectively, as a result of current macroeconomic conditions. These decreases were slightly offset by a $2.6 million increase in barter, event and trade revenues resulting from a higher volume of activity in 2023.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2023, compared to content costs for the three months ended June 30, 2022, decreased $9.7 million, or 11.6%, primarily as a result of lower syndicated programming costs attributed to reduced network revenue and a $2.0 million reduction in third party station inventory costs from the fair value reassessment of contingent consideration.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended June 30, 2023, compared to selling, general and administrative expenses for the three months ended June 30, 2022, decreased $2.4 million or 2.5%. Selling, general and administrative expenses decreased as a result of reduced research expense from a contract renewal and lower incentive compensation attributed to a decline in broadcast revenue. These decreases were partially offset by higher barter, event and trade expenses which grew in line with the related revenue.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2023 as compared to depreciation and amortization expense for the three months ended June 30, 2022 increased $1.3 million, or 9.6%, primarily as a result of additional fixed assets placed into service which were partially offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2023 compared to corporate expenses for the three months ended June 30, 2022 increased $8.3 million, or 52.3%. Corporate expenses increased primarily as a result of higher restructuring charges driven by a $9.1 million impairment for a certain lease which is expected to be sublet at an amount less than the current contractual agreement.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended June 30, 2023 was primarily related to contingent consideration received from a previously sold asset.
The gain on sale or disposal of assets or stations for the three months ended June 30, 2022 was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets offset by fixed asset disposals and the surrender of a broadcast license.
Interest Expense
Total interest expense for the three months ended June 30, 2023, increased $1.8 million, or 11.3%, when compared to the total interest expense for the three months ended June 30, 2022. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Term Loan due 2026	$7,503	$4,126	$3,377
6.75% Senior Notes	6,117	7,370	(1,253)
Financing liabilities	3,593	3,892	(299)
Other, including debt issuance cost amortization and write-off	727	728	(1)
Interest expense	$17,940	$16,116	$1,824
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the three months ended June 30, 2023 of $8.4 million was driven by the Company's repurchases of $32.2 million principal amount of the 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes").
The gain on early extinguishment of debt for the three months ended June 30, 2022 of $1.6 million was driven by the Company's repurchases of $49.8 million principal amount of the 6.75% Senior Notes.
Income Tax Benefit (Expense)
For the three months ended June 30, 2023, the Company recorded an income tax benefit of $4.8 million on pre-tax book loss of $5.9 million, resulting in an effective tax rate of approximately 81.8%. For the three months ended June 30, 2022, the Company recorded an income tax expense of $3.9 million on pre-tax book income of $12.5 million, resulting in an effective tax rate of approximately 31.0%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended June 30, 2023, primarily relates to the valuation allowance recognized, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended June 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $30.7 million for the three months ended June 30, 2023, compared to the Adjusted EBITDA of $45.5 million for the three months ended June 30, 2022, decreased approximately $14.8 million.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
Net Revenue
Net revenue for the six months ended June 30, 2023, compared to net revenue for the six months ended June 30, 2022, decreased $52.9 million, or 11.3%. The decrease is primarily driven by reductions in spot and network revenues of $26.1 million and $24.0 million, respectively, as a result of current macroeconomic conditions. Other revenues also decreased $2.7 million of which $8.3 million was the result of a fee received in 2022 from the early termination of a revenue agreement that was partially offset by a $5.6 million increase in barter, event and trade revenues resulting from a higher volume of activity in 2023.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2023, compared to content costs for the six months ended June 30, 2022, decreased $12.3 million, or 7.1%, primarily as a result of lower syndicated programming costs attributed to reduced network revenue and the $2.0 million reduction in third party station inventory costs from the fair value reassessment of contingent consideration.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the six months ended June 30, 2023, compared to selling, general and administrative expenses for the six months ended June 30, 2022, decreased $3.4 million or 1.8%. Selling, general and administrative expenses decreased from lower incentive compensation attributed to a decline in broadcast revenue and reduced research expense resulting from a contract renewal. These decreases were partially offset by higher barter and trade expenses which grew in line with the related revenue.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2023 as compared to depreciation and amortization expense for the six months ended June 30, 2022 increased $2.5 million, or 9.0%, primarily as a result of additional fixed assets placed into service which were partially offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2023 compared to corporate expenses for the six months ended June 30, 2022 increased $4.1 million, or 12.1%. Corporate expenses increased primarily as a result of higher restructuring charges driven by a $9.1 million impairment for a certain lease which is expected to be sublet at an amount less than the current contractual agreement and higher employee benefit costs mostly driven by increased health insurance claims. These increases were partially offset by lower incentive compensation driven by Company performance.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the six months ended June 30, 2023 was primarily related to the sale of WFAS-FM.
The gain on sale or disposal of assets or stations for the six months ended June 30, 2022 was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets and stations which were partially offset by fixed asset dispositions and the surrender of a broadcast license.

Interest Expense
Total interest expense for the six months ended June 30, 2023, increased $3.6 million, or 11.3%, when compared to the total interest expense for the six months ended June 30, 2022. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Term Loan due 2026	$14,612	$8,367	$6,245
6.75% Senior Notes	12,542	14,958	(2,416)
Financing liabilities	7,213	7,398	(185)
Other, including debt issuance cost amortization and write-off	1,239	1,258	(19)
Interest expense	$35,606	$31,981	$3,625
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the six months ended June 30, 2023 of $9.0 million was primarily driven by the Company's repurchases of $34.7 million principal amount of the 6.75% Senior Notes.
The gain on early extinguishment of debt for the six months ended June 30, 2022 of $1.6 million was driven by the Company's repurchases of $49.8 million principal amount of the 6.75% Senior Notes.
Income Tax Expense
For the six months ended June 30, 2023, the Company recorded an income tax expense of $1.0 million on pre-tax book loss of $21.5 million, resulting in an effective tax rate of approximately (4.6)%. For the six months ended June 30, 2022, the Company recorded an income tax expense of $3.7 million on pre-tax book income of $11.5 million, resulting in an effective tax rate of approximately 32.4%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the six month period ended June 30, 2023, primarily relates to the valuation allowance recognized during the year, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the six month period ended June 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $41.0 million for the six months ended June 30, 2023, compared to the Adjusted EBITDA of $76.7 million for the six months ended June 30, 2022, decreased approximately $35.7 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net (loss) income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
GAAP net (loss) income	$(1,068)	$8,654
Income tax (benefit) expense	(4,818)	3,887
Non-operating expenses, including net interest expense	17,496	16,146
Depreciation and amortization	15,146	13,815
Stock-based compensation expense	1,492	1,687
Gain on sale or disposal of assets or stations	(272)	(15)
Gain on early extinguishment of debt	(8,389)	(1,597)
Restructuring costs	10,716	2,245
Non-routine legal expenses	173	394
Franchise taxes	200	269
Adjusted EBITDA	$30,676	$45,485

	Six Months Ended June 30,
	2023	2022
GAAP net (loss) income	$(22,535)	$7,749
Income tax expense	986	3,707
Non-operating expenses, including net interest expense	34,811	32,034
Depreciation and amortization	29,830	27,369
Stock-based compensation expense	2,618	3,194
Gain on sale or disposal of assets or stations	(7,281)	(1,126)
Gain on early extinguishment of debt	(9,006)	(1,597)
Restructuring costs	11,007	4,522
Non-routine legal expenses	176	464
Franchise taxes	399	382
Adjusted EBITDA	$41,005	$76,698
Liquidity and Capital Resources
As of June 30, 2023, we had $92.4 million of cash and cash equivalents. The Company generated cash from operating activities of $35.2 million and $30.5 million for the six months ended June 30, 2023, and June 30, 2022, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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
Under the share repurchase authorization, on May 12, 2023, the Company commenced a modified Dutch tender offer to purchase up to $10.0 million of shares of its Class A common stock at a price not greater than $3.25 and not less than $2.85 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "2023 Offer"). The 2023 Offer expired on June 9, 2023. Through the 2023 Offer, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses.

During the six months ended June 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the six months ended June 30, 2023, was not material.
On May 6, 2022, the Company commenced a modified Dutch tender offer to purchase up to $25.0 million of shares of its Class A common stock at a price not greater than $16.50 and not less than $14.50 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "2022 Offer"). The 2022 Offer expired on June 3, 2022. Through the 2022 Offer, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses.
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $11.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of June 30, 2023.
Cash Flows Provided by Operating Activities

	Six Months Ended June 30,
	2023	2022
(Dollars in thousands)
Net cash provided by operating activities	$35,188	$30,524
Net cash provided by operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased as improvements in working capital were mostly offset by reduced operating income.
Cash Flows Used in Investing Activities

	Six Months Ended June 30,
	2023	2022
(Dollars in thousands)
Net cash used in investing activities	$(6,376)	$(7,938)
Net cash used in investing activities for the six months ended June 30, 2023 consists primarily of capital expenditures which were partially offset by proceeds from the sale of WFAS-FM.
For the six months ended June 30, 2022, net cash used in investing activities consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
Cash Flows Used in Financing Activities

	Six Months Ended June 30,
	2023	2022
(Dollars in thousands)
Net cash used in financing activities	$(43,825)	$(90,920)
For the six months ended June 30, 2023, net cash used in financing activities primarily relates to the repurchase of $34.7 million principal amount of the 6.75% Senior Notes for $25.9 million, the purchase of $7.8 million of treasury stock, and the repurchase of $3.8 million principal amount of Term Loan due 2026 for $3.6 million.
For the six months ended June 30, 2022, net cash used in financing activities primarily relates to the repurchase of $49.8 million principal amount of 6.75% Senior Notes for $48.2 million, the purchase of $25.0 million of treasury stock and a $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026).

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2023.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ("Exchange Act")) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement. On July 10, 2023, the Court held a fairness hearing and on July 11, 2023, the Court issued an order granting final approval to the settlement. Once the applicable appeal deadlines have expired and the Court’s order approving the settlement becomes final, the Company will make a settlement payment for which the Company expects to be indemnified by one of its insurance carriers.
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2022 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. During the six months ended June 30, 2023, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1- 30, 2023	—	$—	—	$16,656
May 1 - 31, 2023	—	—	—	16,656
June 1 - 30, 2023	1,745,005	3.25	1,745,005	10,985
Total (3)	1,745,005	$3.25	1,745,005	$10,985
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
(3) Under the share repurchase authorization, on May 12, 2023, the Company commenced a modified Dutch tender offer to purchase up to $10.0 million of shares of its Class A common stock at a price not greater than $3.25 and not less than $2.85 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "2023 Offer"). The 2023 Offer expired on June 9, 2023. Through the 2023 Offer, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses. Subsequent to the 2023 Offer, $11.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of June 30, 2023.
Item 6. Exhibits

Exhibit Number	Description

10.1
Second Amendment to the Credit Agreement, dated as of June 9, 2023, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc. (“Holdings”), each of the restricted subsidiaries of Holdings signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 13, 2023)

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

Cumulus Media Inc.

July 28, 2023	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer