Form 10-Q
period 2023-09-30
CUMULUS MEDIA INC
filed 2023-10-27
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of October 20, 2023, the registrant had 16,508,170 outstanding shares of common stock consisting of: 16,196,129 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$82,807	$107,433
Accounts receivable, less allowance for doubtful accounts of $6,356 and $5,936 at September 30, 2023 and December 31, 2022, respectively	173,459	210,254
Trade receivable	2,616	2,044
Prepaid expenses and other current assets	29,831	25,540
Total current assets	288,713	345,271
Property and equipment, net	185,628	190,107
Operating lease right-of-use assets	123,760	135,236
Broadcast licenses	806,237	807,544
Other intangible assets, net	100,784	115,751
Deferred income tax assets	6,674	5,972
Other assets	9,296	9,150
Total assets	$1,521,092	$1,609,031
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$103,222	$114,826
Current portion of operating lease liabilities	27,732	27,970
Trade payable	3,441	2,812
Total current liabilities	134,395	145,608
Term loan due 2026, net of debt issuance costs of $1,355 and $1,785 at September 30, 2023 and December 31, 2022, respectively	328,155	336,667
6.75% senior notes, net of debt issuance costs of $2,298 and $3,138 at September 30, 2023 and December 31, 2022, respectively	343,947	377,789
Operating lease liabilities	116,499	119,925
Financing liabilities, net	207,725	212,993
Other liabilities	6,251	6,991
Deferred income tax liabilities	653	653
Total liabilities	1,137,625	1,200,626
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 21,414,865 and 20,852,749 shares issued; 16,196,129 and 17,925,010 shares outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost, 5,218,736 and 2,927,739 shares at September 30, 2023 and December 31, 2022, respectively	(45,747)	(36,533)
Additional paid-in-capital	352,551	348,462
Retained earnings	76,663	96,476
Total stockholders’ equity	383,467	408,405
Total liabilities and stockholders’ equity	$1,521,092	$1,609,031
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$207,419	$233,463	$623,247	$702,236
Operating expenses:
Content costs	76,740	83,284	238,939	257,793
Selling, general and administrative expenses	91,834	93,200	280,536	285,327
Depreciation and amortization	13,950	14,034	43,780	41,403
Corporate expenses	15,926	14,481	54,048	48,482
(Gain) loss on sale or disposal of assets or stations	(8,614)	41	(15,895)	(1,085)
Total operating expenses	189,836	205,040	601,408	631,920
Operating income	17,583	28,423	21,839	70,316
Non-operating expense:
Interest expense	(17,862)	(15,507)	(53,468)	(47,488)
Interest income	634	1	1,715	3
Gain on early extinguishment of debt	843	279	9,849	1,876
Other expense, net	(26)	(32)	(312)	(87)
Total non-operating expense, net	(16,411)	(15,259)	(42,216)	(45,696)
Income (loss) before income taxes	1,172	13,164	(20,377)	24,620
Income tax benefit (expense)	1,550	(4,624)	564	(8,331)
Net income (loss)	$2,722	$8,540	$(19,813)	$16,289
Basic and diluted earnings (loss) per common share (see Note 9, "Earnings (Loss) Per Share"):
Basic: Earnings (Loss) per share	$0.17	$0.45	$(1.13)	$0.82
Diluted: Earnings (Loss) per share	$0.16	$0.45	$(1.13)	$0.81
Weighted average basic common shares outstanding	16,466,814	18,881,161	17,525,245	19,937,331
Weighted average diluted common shares outstanding	16,502,186	18,903,347	17,525,245	20,233,038

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the nine months ended September 30, 2023
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(21,467)	(21,467)
Shares returned in lieu of tax payments	—	—	—	—	220,949	(1,421)	—	—	(1,421)
Issuance of common stock	252,245	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,126	—	1,126
Treasury stock purchased under share repurchase program	(323,285)	—	—	—	323,285	(1,511)	—	—	(1,511)
Balance at March 31, 2023	17,853,970	$—	312,041	$—	3,471,973	$(39,465)	$349,588	$75,009	$385,132
Net loss	—	—	—	—	—	—	—	(1,068)	(1,068)
Shares returned in lieu of tax payments	—	—	—	—	1,758	(5)	—	—	(5)
Issuance of common stock	45,354	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,492	—	1,492
Treasury stock purchased under share repurchase program	(1,745,005)	—	—	—	1,745,005	(6,277)	—	—	(6,277)
Balance at June 30, 2023	16,154,319	$—	312,041	$—	5,218,736	$(45,747)	$351,080	$73,941	$379,274
Net income	—	—	—	—	—	—	—	2,722	2,722
Issuance of common stock	41,810	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,471	—	1,471
Balance at September 30, 2023	16,196,129	$—	312,041	$—	5,218,736	$(45,747)	$352,551	$76,663	$383,467

For the nine months ended September 30, 2022
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net loss	—	—	—	—	—	—	—	(905)	(905)
Shares returned in lieu of tax payments	—	—	—	—	137,857	(1,476)	—	—	(1,476)
Issuance of common stock	168,083	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,507		1,507
Balance at March 31, 2022	18,726,802	$—	1,964,764	$—	368,167	$(4,453)	$343,740	$79,336	$418,623
Net income	—	—	—	—	—	—	—	8,654	$8,654
Shares returned in lieu of tax payments	—	—	—	—	18,642	(223)	—	—	(223)
Conversion of Class B common stock	1,055,954	—	(1,055,954)	—	—	—	—	—	—
Issuance of common stock	54,895	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,687	—	1,687
Treasury stock purchased under share repurchase program	(1,724,137)	—	—	—	1,724,137	(25,000)	—	—	(25,000)
Balance at June 30, 2022	18,113,514	$—	908,810	$—	2,110,946	$(29,676)	$345,427	$87,990	$403,741
Net income	—	—	—	—	—	—	—	8,540	$8,540
Shares returned in lieu of tax payments	—	—	—	—	151	(1)	—	—	(1)
Issuance of common stock	15,824	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,518	—	1,518
Treasury stock purchased under share repurchase program	(415,063)	—	—	—	415,063	(3,922)	—	—	(3,922)
Balance at September 30, 2022	17,714,275	$—	908,810	$—	2,526,160	$(33,599)	$346,945	$96,530	$409,876

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(19,813)	$16,289
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,780	41,403
Amortization and write-off of debt issuance costs	1,602	1,956
Provision for doubtful accounts	2,284	2,640
Gain on sale or disposal of assets or stations	(15,895)	(1,085)
Gain on early extinguishment of debt	(9,849)	(1,876)
Impairment of right-of-use assets	9,050	—
Change in fair value of contingent consideration	(2,000)	—
Deferred income taxes	(702)	2,285
Stock-based compensation expense	4,089	4,712
Non-cash interest expense on financing liabilities	2,941	2,737
Non-cash imputed rental income	(3,560)	(3,456)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	34,511	(4,154)
Trade receivable	(572)	(518)
Prepaid expenses and other current assets	(4,421)	(7,028)
Operating leases, net	(1,116)	2,250
Other assets	(1,049)	(293)
Accounts payable and accrued expenses	(11,966)	(3,303)
Trade payable	629	1,412
Other liabilities	447	545
Net cash provided by operating activities	28,390	54,516
Cash flows from investing activities:
Proceeds from sale of assets or stations	17,814	1,986
Asset acquisition	—	(131)
Proceeds from insurance reimbursement	—	1,908
Capital expenditures	(21,026)	(18,560)
Net cash used in investing activities	(3,212)	(14,797)
Cash flows from financing activities:
Repayment of borrowings under term loan	(7,900)	(12,509)
Repayments of borrowings under 6.75% senior notes	(25,861)	(50,692)
Treasury stock purchases	(7,788)	(28,922)
Payment of contingent consideration	(2,000)	(1,000)
Shares returned in lieu of tax payments	(1,426)	(1,700)
Repayments of financing liabilities	(4,235)	(3,586)
Repayments of finance lease obligations	(594)	(189)
Net cash used in financing activities	(49,804)	(98,598)
Decrease in cash and cash equivalents	(24,626)	(58,879)
Cash and cash equivalents at beginning of period	107,433	177,028
Cash and cash equivalents at end of period	$82,807	$118,149
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
Nature of Business
Cumulus Media (NASDAQ: CMLS) is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 403 owned-and-operated radio stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, the AP, the Academy of Country Music Awards, and many other world-class partners across more than 9,400 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, and our accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2023 and for the periods ended September 30, 2023 and 2022, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Comprehensive (Loss) Income
Comprehensive loss includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the nine months ended September 30, 2023 and 2022, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.

Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of September 30, 2023, there were no assets held for sale. As of December 31, 2022, assets held for sale were not material.
Leases
The Company has entered into various lease agreements both as the lessor and lessee. We determine if an arrangement is or contains a lease at contract inception and determine its classification as an operating or finance lease at lease commencement. Leases have been classified as either operating or finance leases in accordance with ASU 2016-02, Leases (Topic 842) and its related amendments (collectively, known as "ASC 842") and primarily consist of leases for land, tower space, office space, certain office equipment and vehicles. A right-of-use asset and lease liability have been recorded on the balance sheet for all leases except those with an original lease term of twelve months or less. The Company also has sublease arrangements that provide a nominal amount of income. During the second quarter of 2023, the Company recorded a $9.1 million impairment charge related to a certain lease which is expected to be sublet at an amount less than the current contractual agreement. This charge is included within Corporate expenses on the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$53,026	$37,660
Income taxes paid	501	7,536
Supplemental disclosures of non-cash flow information:
Trade revenue	$41,696	$35,362
Trade expense	41,194	34,898
Noncash principal change in financing liabilities	(373)	(428)
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
2. Acquisitions and Dispositions
WDRQ Sale
On July 31, 2023, the Company completed the sale of WDRQ-FM, in Detroit, MI (the "WDRQ Sale") for $10.0 million in cash. The Company recorded a gain on the WDRQ Sale of $8.6 million which was included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

WFAS Sale
On February 6, 2023, the Company completed the sale of WFAS-FM, in Bronxville, NY (the "WFAS Sale") for $7.3 million in cash. The Company recorded a gain on the WFAS Sale of $7.1 million which was included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.
Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable. To date, the Company has paid $6.0 million of contingent consideration. The level 3 fair value of the remaining contingent consideration is reassessed quarterly. As payment was no longer deemed probable, the Company reduced the remaining contingent consideration by $2.0 million during the second quarter of 2023, which was included in the Content costs financial statement line item of the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
Broadcast radio revenue:
Spot	$105,890	$124,813
Network	40,360	52,261
Total broadcast radio revenue	146,250	177,074
Digital	37,215	34,910
Other	23,954	21,479
Net revenue	$207,419	$233,463

	Nine Months Ended September 30,
	2023	2022
Broadcast radio revenue:
Spot	$310,668	$355,735
Network	130,355	166,247
Total broadcast radio revenue	441,023	521,982
Digital	106,842	104,604
Other	75,382	75,650
Net revenue	$623,247	$702,236
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
Trade and barter expense is recorded when goods or services are consumed. For the three months ended September 30, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $13.2 million and $11.2 million, respectively; and (2) trade and barter expenses of $13.2 million and $11.0 million, respectively. For the nine months ended September 30, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $41.7 million and $35.4 million, respectively; and (2) trade and barter expenses of $41.2 million and $34.9 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, the Company recorded an asset of approximately $6.5 million and $7.2 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived			Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$1,017,944
Dispositions	(1,307)	(41)	—	—	(41)	(1,389)
Other (a)	—	—	—	(32,000)	—	(32,000)
Balance as of September 30, 2023	$806,237	$19,811	$145,000	$—	$13,507	$984,555

Accumulated Amortization
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$(94,649)
Amortization Expense	—	—	(11,113)	(2,667)	(1,128)	(14,908)
Dispositions	—	—	—	—	23	23
Other (a)	—	—	—	32,000	—	32,000
Balance as of September 30, 2023	$—	$—	$(69,530)	$—	$(8,004)	$(77,534)
Net Book Value as of September 30, 2023	$806,237	$19,811	$75,470	$—	$5,503	$907,021
(a) Removed gross carrying amount and accumulated amortization of fully amortized intangible assets as of June 30, 2023.
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the nine months ended September 30, 2023. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Term Loan due 2026	$329,510	$338,452
6.75% Senior Notes	346,245	380,927
Less: Total unamortized debt issuance costs	(3,653)	(4,923)
Long-term debt, net	$672,102	$714,456
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
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of September 30, 2023, the Term Loan due 2026 bore interest at a rate of 9.43% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 26, 2026.
During the nine months ended September 30, 2023, the Company repaid $8.9 million principal amount of the Term Loan due 2026. The repayment resulted in a gain on extinguishment of debt of $1.0 million. The Term Loan due 2026 was repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment which were not material.
In March 2022, the Company was required by the Excess Cash Flow (as defined in the Term Loan due 2026) to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.
As of September 30, 2023, $328.2 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.4 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
As of September 30, 2023, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of September 30, 2023, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
6.75% Senior Notes
On June 26, 2019, Holdings and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Holdings' $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes"). The 6.75% Senior Notes were issued on June 26, 2019. The net proceeds from the issuance of the 6.75% Senior Notes were applied to partially repay existing indebtedness under the Term Loan due 2022. In conjunction with the issuance of the 6.75% Senior Notes, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the 6.75% Senior Notes.
During the nine months ended September 30, 2023, the Company repaid $34.7 million principal amount of the 6.75% Senior Notes. These repayments resulted in a gain on extinguishment of debt of approximately $8.8 million. The 6.75% Senior Notes were repaid with cash on hand. The Company wrote-off $0.3 million of debt issuance costs as a result of the repayments.
As of September 30, 2023, $343.9 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $2.3 million, and Holdings was in compliance with all required covenants under the Indenture.
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	September 30, 2023	December 31, 2022
Term Loan due 2026:
Gross value	$329,510	$338,452
Fair value - Level 2	273,922	314,760
6.75% Senior Notes:
Gross value	$346,245	$380,927
Fair value - Level 2	263,146	321,833
As of September 30, 2023, the Company used trading prices from a third party of 83.13% and 76.00% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2022, the Company used trading prices from a third party of 93.00% and 84.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Level 1		Level 2		Level 3
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Cash equivalents	$48,449	$—	$—	$—	$—	$—
7. Income Taxes
For the three months ended September 30, 2023, the Company recorded an income tax benefit of $1.6 million on pre-tax book income of $1.2 million, resulting in an effective tax rate of approximately (132.3)%. For the three months ended September 30, 2022, the Company recorded an income tax expense of $4.6 million on pre-tax book income of $13.2 million, resulting in an effective tax rate of approximately 35.1%.
For the nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.6 million on pre-tax book loss of $20.4 million, resulting in an effective tax rate of approximately 2.8%. For the nine months ended September 30, 2022, the Company recorded an income tax expense of $8.3 million on pre-tax book income of $24.6 million, resulting in an effective tax rate of approximately 33.8%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2023, primarily relates to the valuation allowance recognized during the year and discussed further below, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2023, the Company recorded a valuation allowance against its deferred tax assets associated with disallowed interest expense carryforwards generated during the year since the full benefit of these assets may not be realized. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of September 30, 2023, the Company had 21,726,906 aggregate issued shares of common stock, and 16,508,170 outstanding shares consisting of: (i) 21,414,865 issued shares and 16,196,129 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
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
During the nine months ended September 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Total Class A shares repurchased through the 2023 Offer and open market during the nine months ended September 30, 2023, were 2,068,290.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the nine months ended September 30, 2023, was not material.
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
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $11.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of September 30, 2023.
On October 26, 2023, the Board of Directors authorized a share repurchase program for up to $25.0 million of outstanding Class A common stock. This share repurchase authorization supersedes and replaces our prior share repurchase authorization and expires on May 15, 2025. For more information on the share repurchase authorization, see Note 11 "Subsequent Event."
9. Earnings (Loss) Per Share
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
For the three months ended September 30, 2023 and for the three and nine months ended September 30, 2022, potential common shares related to the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive. For the nine months ended September 30, 2023, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate earnings (loss) per share. Because both classes share the same rights in dividends and losses, earnings (loss) per share (basic and diluted) is the same for both classes.

The following tables present the basic and diluted earnings (loss) per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30,
	2023	2022
Basic Earnings Per Share
Numerator:
Undistributed net income from operations	$2,722	$8,540
Basic net income attributable to common shares	$2,722	$8,540
Denominator:
Basic weighted average shares outstanding	16,467	18,881
Basic undistributed net income per share attributable to common shares	$0.17	$0.45

Diluted Earnings Per Share
Numerator:
Undistributed net income from operations	$2,722	$8,540
Diluted net income attributable to common shares	$2,722	$8,540
Denominator:
Basic weighted average shares outstanding	16,467	18,881
Effect of dilutive options and restricted share units	35	22
Diluted weighted average shares outstanding	16,502	18,903
Diluted undistributed net income per share attributable to common shares	$0.16	$0.45

	Nine Months Ended September 30,
	2023	2022
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(19,813)	$16,289
Basic net (loss) income attributable to common shares	$(19,813)	$16,289
Denominator:
Basic weighted average shares outstanding	17,525	19,937
Basic undistributed net (loss) income per share attributable to common shares	$(1.13)	$0.82

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(19,813)	$16,289
Diluted net (loss) income attributable to common shares	$(19,813)	$16,289
Denominator:
Basic weighted average shares outstanding	17,525	19,937
Effect of dilutive options and restricted share units	—	296
Diluted weighted average shares outstanding	17,525	20,233
Diluted undistributed net (loss) income per share attributable to common shares	$(1.13)	$0.81

10. Commitments and Contingencies
Future Commitments
During the first quarter of 2023, the Company finalized certain vendor contracts that were being negotiated at December 31, 2022. As of September 30, 2023, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2023	$32,062
2024	120,554
2025	101,475
2026	43,418
2027	10,500
Thereafter	—
Total	$308,009
As of September 30, 2023, the Company believes that it will meet all such minimum obligations.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v. Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc. v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover

Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was filed and briefed. The motion was granted on July 25, 2023 in Pandora’s favor. The district court found that there is an absence of a public performance right owned by plaintiff. A notice of appeal was filed by plaintiff on August 25, 2023, and the appeal remains pending. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement. On July 10, 2023, the Court held a fairness hearing and on July 11, 2023, the Court issued an order granting final approval to the settlement. All applicable appeal deadlines have expired and the Court’s order approving the settlement is now final. The Company has made a settlement payment for which the Company was indemnified by one of its insurance carriers.
11. Subsequent Event
On October 26, 2023, the Board of Directors authorized a share repurchase program for up to $25.0 million of outstanding Class A common stock. This share repurchase authorization supersedes and replaces our prior share repurchase authorization and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice.
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

	Three Months Ended September 30,
	2023	2022	2023 vs 2022 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$207,419	$233,463	$(26,044)	(11.2)%
Content costs	76,740	83,284	(6,544)	(7.9)%
Selling, general and administrative expenses	91,834	93,200	(1,366)	(1.5)%
Depreciation and amortization	13,950	14,034	(84)	(0.6)%
Corporate expenses	15,926	14,481	1,445	10.0%
(Gain) loss on sale or disposal of assets or stations	(8,614)	41	(8,655)	N/A
Operating income	17,583	28,423	(10,840)	(38.1)%
Interest expense	(17,862)	(15,507)	(2,355)	15.2%
Interest income	634	1	633	63,300.0%
Gain on early extinguishment of debt	843	279	564	202.2%
Other expense, net	(26)	(32)	6	(18.8)%
Income before income taxes	1,172	13,164	(11,992)	(91.1)%
Income tax benefit (expense)	1,550	(4,624)	6,174	N/A
Net income	$2,722	$8,540	$(5,818)	(68.1)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$26,925	$46,567	$(19,642)	(42.2)%

	Nine Months Ended September 30,
	2023	2022	2023 vs 2022 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$623,247	$702,236	$(78,989)	(11.2)%
Content costs	238,939	257,793	(18,854)	(7.3)%
Selling, general and administrative expenses	280,536	285,327	(4,791)	(1.7)%
Depreciation and amortization	43,780	41,403	2,377	5.7%
Corporate expenses	54,048	48,482	5,566	11.5%
Gain on sale or disposal of assets or stations	(15,895)	(1,085)	(14,810)	1,365.0%
Operating income	21,839	70,316	(48,477)	(68.9)%
Interest expense	(53,468)	(47,488)	(5,980)	12.6%
Interest income	1,715	3	1,712	57,066.7%
Gain on early extinguishment of debt	9,849	1,876	7,973	425.0%
Other expense, net	(312)	(87)	(225)	258.6%
(Loss) income before income taxes	(20,377)	24,620	(44,997)	N/A
Income tax benefit (expense)	564	(8,331)	8,895	N/A
Net (loss) income	$(19,813)	$16,289	$(36,102)	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$67,930	$123,265	$(55,335)	(44.9)%
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
Net Revenue
Net revenue for the three months ended September 30, 2023, compared to net revenue for the three months ended September 30, 2022, decreased $26.0 million, or 11.2%. The decrease is primarily driven by reductions in spot and network revenues of $18.9 million and $11.9 million, respectively, as a result of current macroeconomic conditions. These decreases were slightly offset by a $2.5 million increase in other revenue primarily driven by barter and trade revenues resulting from higher volume in 2023 and $2.3 million of higher digital advertising revenue driven by growth across streaming, podcasting, and digital marketing services.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2023, compared to content costs for the three months ended September 30, 2022, decreased $6.5 million, or 7.9%, primarily as a result of lower syndicated programming costs attributed to reduced network revenue and lower personnel costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2023, compared to selling, general and administrative expenses for the three months ended September 30, 2022, decreased $1.4 million or 1.5%. Selling, general and administrative expenses decreased as a result of reduced research expense from a contract renewal, lower bad debt expense, lower sales commissions attributed to a decline in revenue, and reduced bank fees. This decrease was partially offset by higher barter and trade expenses which grew in line with the related revenue.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2023, as compared to depreciation and amortization expense for the three months ended September 30, 2022, decreased $0.1 million, or 0.6%, primarily as a result of certain definite-lived intangibles that were fully amortized during the second quarter of 2023 which were mostly offset by additional fixed assets placed into service.

Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2023, compared to corporate expenses for the three months ended September 30, 2022, increased $1.4 million, or 10.0%. Corporate expenses increased primarily from higher incentive compensation in 2023, as an incentive reversal recorded in the third quarter of 2022 did not recur, increased employee benefit costs mostly driven by health insurance claims and higher legal fees.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended September 30, 2023, was primarily related to the sale of WDRQ-FM.
The loss on sale or disposal of assets or stations for the three months ended September 30, 2022, was primarily related to fixed asset disposals.
Interest Expense
Total interest expense for the three months ended September 30, 2023, increased $2.4 million, or 15.2%, when compared to the total interest expense for the three months ended September 30, 2022. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Term Loan due 2026	$7,945	$4,629	$3,316
6.75% Senior Notes	5,842	6,741	(899)
Financing liabilities	3,569	3,668	(99)
Other, including debt issuance cost amortization and write-off	506	469	37
Interest expense	$17,862	$15,507	$2,355
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the three months ended September 30, 2023, of $0.8 million was driven by the Company's repurchases of $5.2 million principal amount of the Term Loan due 2026.
The gain on early extinguishment of debt for the three months ended September 30, 2022, of $0.3 million was driven by the Company's repurchases of $2.8 million principal amount of the 6.75% Senior Notes.
Income Tax Benefit (Expense)
For the three months ended September 30, 2023, the Company recorded an income tax benefit of $1.6 million on pre-tax book income of $1.2 million, resulting in an effective tax rate of approximately (132.3)%. For the three months ended September 30, 2022, the Company recorded an income tax expense of $4.6 million on pre-tax book income of $13.2 million, resulting in an effective tax rate of approximately 35.1%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended September 30, 2023, primarily relates to the valuation allowance recognized, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the three month period ended September 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $26.9 million for the three months ended September 30, 2023, compared to the Adjusted EBITDA of $46.6 million for the three months ended September 30, 2022, decreased approximately $19.6 million.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
Net Revenue
Net revenue for the nine months ended September 30, 2023, compared to net revenue for the nine months ended September 30, 2022, decreased $79.0 million, or 11.2%. The decrease is primarily driven by reductions in spot and network revenues of $45.0 million and $35.9 million, respectively, as a result of current macroeconomic conditions. Other revenue also decreased $0.3 million of which $8.3 million was the result of a fee received in 2022 from the early termination of a revenue agreement. The $8.3 million other revenue decrease was almost entirely offset by an $8.0 million increase in primarily barter and trade revenues resulting from higher volume in 2023. These decreases were slightly offset by $2.2 million of higher digital advertising revenue driven by growth in digital marketing services and streaming which were partially offset by lower podcasting revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the nine months ended September 30, 2023, compared to content costs for the nine months ended September 30, 2022, decreased $18.9 million, or 7.3%, primarily as a result of lower syndicated programming costs attributed to reduced network revenue, lower personnel costs and a $2.0 million reduction in third party station inventory costs from a fair value reassessment of contingent consideration. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the nine months ended September 30, 2023, compared to selling, general and administrative expenses for the nine months ended September 30, 2022, decreased $4.8 million or 1.7%. Selling, general and administrative expenses decrease was primarily driven by reduced research expense resulting from a contract renewal, lower incentive compensation and commissions expense attributed to a decline in broadcast revenue, reduced bank fees, and lower bad debt expense. These decreases were partially offset by higher barter and trade expenses which grew in line with the related revenue.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2023, as compared to depreciation and amortization expense for the nine months ended September 30, 2022, increased $2.4 million, or 5.7%, primarily as a result of additional fixed assets placed into service which were partially offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the nine months ended September 30, 2023, compared to corporate expenses for the nine months ended September 30, 2022, increased $5.6 million, or 11.5%. Corporate expenses increased primarily as a result of higher restructuring charges driven by a $9.1 million impairment for a certain lease which is expected to be sublet at an amount less than the current contractual agreement and increased employee benefit costs mostly driven by health insurance claims. These increases were partially offset by lower incentive compensation resulting from Company performance.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2023, was primarily related to the sales of WDRQ-FM and WFAS-FM.
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2022, was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets and stations which were partially offset by fixed asset dispositions and the surrender of a broadcast license.

Interest Expense
Total interest expense for the nine months ended September 30, 2023, increased $6.0 million, or 12.6%, when compared to the total interest expense for the nine months ended September 30, 2022. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Term Loan due 2026	$22,557	$12,996	$9,561
6.75% Senior Notes	18,384	21,699	(3,315)
Financing liabilities	10,782	11,066	(284)
Other, including debt issuance cost amortization and write-off	1,745	1,727	18
Interest expense	$53,468	$47,488	$5,980
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the nine months ended September 30, 2023, of $9.8 million was driven by the Company's repurchases of $34.7 million and $8.9 million principal amount of the 6.75% Senior Notes and Term Loan due 2026, respectively.
The gain on early extinguishment of debt for the nine months ended September 30, 2022, of $1.9 million was driven by the Company's repurchases of $52.6 million principal amount of the 6.75% Senior Notes.
Income Tax Benefit (Expense)
For the nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.6 million on pre-tax book loss of $20.4 million, resulting in an effective tax rate of approximately 2.8%. For the nine months ended September 30, 2022, the Company recorded an income tax expense of $8.3 million on pre-tax book income of $24.6 million, resulting in an effective tax rate of approximately 33.8%.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine month period ended September 30, 2023, primarily relates to the valuation allowance recognized during the year, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The difference between the effective tax rate and the federal statutory rate of 21.0% for the nine month period ended September 30, 2022, primarily relates to state and local income taxes and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $67.9 million for the nine months ended September 30, 2023, compared to the Adjusted EBITDA of $123.3 million for the nine months ended September 30, 2022, decreased approximately $55.3 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
GAAP net income	$2,722	$8,540
Income tax (benefit) expense	(1,550)	4,624
Non-operating expenses, including net interest expense	17,254	15,538
Depreciation and amortization	13,950	14,034
Stock-based compensation expense	1,471	1,518
(Gain) loss on sale or disposal of assets or stations	(8,614)	41
Gain on early extinguishment of debt	(843)	(279)
Restructuring costs	2,212	2,297
Non-routine legal expenses	122	59
Franchise taxes	201	195
Adjusted EBITDA	$26,925	$46,567

	Nine Months Ended September 30,
	2023	2022
GAAP net (loss) income	$(19,813)	$16,289
Income tax (benefit) expense	(564)	8,331
Non-operating expenses, including net interest expense	52,065	47,572
Depreciation and amortization	43,780	41,403
Stock-based compensation expense	4,089	4,712
Gain on sale or disposal of assets or stations	(15,895)	(1,085)
Gain on early extinguishment of debt	(9,849)	(1,876)
Restructuring costs	13,219	6,819
Non-routine legal expenses	298	523
Franchise taxes	600	577
Adjusted EBITDA	$67,930	$123,265
Liquidity and Capital Resources
As of September 30, 2023, we had $82.8 million of cash and cash equivalents. The Company generated cash from operating activities of $28.4 million and $54.5 million for the nine months ended September 30, 2023, and September 30, 2022, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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

During the nine months ended September 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the nine months ended September 30, 2023, was not material.
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
Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet. Subsequent to the open market purchases, $11.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program as of September 30, 2023.
On October 26, 2023, the Board of Directors authorized a share repurchase program for up to $25.0 million of outstanding Class A common stock. This share repurchase authorization supersedes and replaces our prior share repurchase authorization and expires on May 15, 2025. For more information on the share repurchase authorization, see Note 11 "Subsequent Event."
Cash Flows Provided by Operating Activities

	Nine Months Ended September 30,
	2023	2022
(Dollars in thousands)
Net cash provided by operating activities	$28,390	$54,516
Net cash provided by operating activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, decreased as a result of reduced operating income which was partially offset by changes in working capital.
Cash Flows Used in Investing Activities

	Nine Months Ended September 30,
	2023	2022
(Dollars in thousands)
Net cash used in investing activities	$(3,212)	$(14,797)
Net cash used in investing activities for the nine months ended September 30, 2023, consists primarily of capital expenditures which were mostly offset by proceeds from the sales of WDRQ-FM and WFAS-FM.
For the nine months ended September 30, 2022, net cash used in investing activities consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.

Cash Flows Used in Financing Activities

	Nine Months Ended September 30,
	2023	2022
(Dollars in thousands)
Net cash used in financing activities	$(49,804)	$(98,598)
For the nine months ended September 30, 2023, net cash used in financing activities primarily relates to the repurchase of $34.7 million principal amount of the 6.75% Senior Notes for $25.9 million, the repurchase of $8.9 million principal amount of Term Loan due 2026 for $7.9 million, and the purchase of $7.8 million of treasury stock.
For the nine months ended September 30, 2022, net cash used in financing activities primarily relates to the repurchase of $52.6 million principal amount of 6.75% Senior Notes for $50.7 million, the purchase of $28.9 million of treasury stock and a $12.5 million required Excess Cash Flow payment (as defined in the Term Loan due 2026).
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2023.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ("Exchange Act")) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v. Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc. v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972

Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was filed and briefed. The motion was granted on July 25, 2023 in Pandora’s favor. The district court found that there is an absence of a public performance right owned by plaintiff. A notice of appeal was filed by plaintiff on August 25, 2023, and the appeal remains pending. The Company is not a party to that case and is not yet able to determine what effect that proceeding will have, if any, on its financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement. On July 10, 2023, the Court held a fairness hearing and on July 11, 2023, the Court issued an order granting final approval to the settlement. All applicable appeal deadlines have expired and the Court’s order approving the settlement is now final. The Company has made a settlement payment for which the Company was indemnified by one of its insurance carriers.
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2022 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. During the nine months ended September 30, 2023, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

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

Cumulus Media Inc.

October 27, 2023	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer