Form 10-K
period 2023-12-31
CUMULUS MEDIA INC
filed 2024-02-27
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $65.0 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
As of February 20, 2024, the registrant had outstanding 16,673,700 shares of common stock consisting of (i) 16,361,659 shares of Class A common stock; (ii) 312,041 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registration's definitive proxy statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

Cautionary Statement Regarding Forward-Looking Statements
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
Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and other factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements, depending on a variety of important factors, including, but not limited to, those identified in Item 1A, "Risk Factors" in this Form 10-K.
Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•the ongoing impact of weakening or uncertain economic conditions on our results of operations, financial condition and liquidity;
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

PART I

Item 1.	Business
Company Overview
Cumulus Media is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 403 owned-and-operated radio stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,800 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
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
Sources of Revenue

We generate revenue across the following three major revenue streams:

Broadcast radio revenue. Most of our revenue is generated through the sale of terrestrial, broadcast radio spot advertising time to local, regional, and national clients. Local spot and regional spot advertising is sold by Cumulus-employed sales personnel. National spot advertising for our owned and operated stations is marketed and sold by both our internal national sales team and Katz Media Group, Inc. ("Katz") in an outsourced arrangement.

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

Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-suite portfolio, and website and microsite building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.

Other revenue. Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing content, imputed tower rental income, satellite rental income, and proprietary software licensing.

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
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 403 owned and operated stations, operating in 85 markets and more than 9,800 network affiliates with an aggregate monthly reach of over a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allow us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platform
The Cumulus Podcast Network connects passionate listeners with America’s most influential voices. Ranked among the top podcast networks in the country, we focus on personality-driven talk partnering with extraordinary content creators to build national, multi-platform franchises. We also create local podcasts in 85 markets whose content entertains and informs the communities they serve. We monetize audiences through our extensive national and local ad sales teams and deep, longstanding relationships with performance and brand advertisers. Podcast advertisements include prerecorded spots and on-air reads by talent who provide personal endorsements of advertisers' products. To the extent our talent has won the trust of their audiences, such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. We also operate a leading streaming audio advertising network in the United States (the "U.S"), including internet simulcasts of our owned and operated radio stations, which are distributed through multiple outlets (both owned and non-owned) and monetized through local, national, network and programmatic advertising channels. In addition, we sell an array of local digital marketing services such as email marketing, geo-targeted display and video solutions, website and microsite building and hosting, social media management, reputation management, listing management, and search engine marketing and optimization within our Cumulus C-Suite digital marketing solutions portfolio to existing and new advertisers.

National reach
As one of the largest radio advertising and content providers in the U.S., we provide a national platform which allows us to more effectively and efficiently compete for national and network advertising dollars. Our exclusive radio broadcast partnerships with the NFL and NCAA allow us to provide advertisers with national reach and the ability to create compelling campaigns from a local to a national level across broadcast, digital and live event offerings.
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
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include professional services, entertainment, automotive, home products, and general services. We derive additional revenue from political candidates, political parties and special interest groups, particularly in even-numbered years in advance of various elections.
Ability to leverage content and advertiser relationships across platforms

Our various content platforms, including local stations, the Westwood One network and our growing podcast and streaming businesses, provide diversified content to build relationships with listeners as well as access to a broader base of talent across those platforms. We have had recent success in extending content from one platform to another (such as from local radio to network syndication and from podcasting to broadcast radio) to build audiences and monetization opportunities and expect to continue to do so increasingly in the future. Additionally, the multiple contacts our local sales people have with their clients over the course of a year often give them a degree of familiarity with their clients' needs and the ability to tailor campaigns to help them achieve success. Those interactions allow us to expand our support of new and existing clients' business objectives by offering additional products, including, most importantly, digital marketing services, which generally supplement radio buys.

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

Advertising Sales
Our major advertiser categories are:

Automotive	General services	Restaurants
Entertainment	Home products	Retail
Financial	Professional services	Telecommunications/Media

Each station's local sales staff solicits advertising, both broadcast and digital, either directly from a local advertiser or indirectly through an advertising agency. When our local sales account executives engage with local advertisers to help them grow their businesses, they sell a diversified product offering including broadcast radio and digital products. We use a tiered commission structure to focus our sales staff on new business development. We believe that we can outperform our competitors by (1) expanding our base of advertisers, (2) properly training sales people and (3) providing a higher level of service to our existing customer base.
Advertising sales to national spot advertisers for our radio stations are made by Katz on the national level, in exchange for a commission that is based on the revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. While we seek to grow our local sales through more customer-focused sales staff, we seek to grow our national and regional sales by offering key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform.
Our network sales team leverages scale, efficiency and marquee name brand content to sell inventory directly to national advertisers and/or their advertising agencies across a wide spectrum of delivery platforms. They have the ability to aggregate advertising inventory time across our owned and operated and/or affiliate networks to sell to national advertisers and are incented based on sales volume, new business development and mix of inventory sold.
Competition
The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other media, including newspapers, broadcast television, cable television, magazines, direct mail, and outdoor advertising. Additionally, we compete with various digital platforms and services, including podcasts, streaming music, and other entertainment services for both listeners and advertisers as well as search engine, e-commerce and other websites and satellite-based digital radio and music services. We cannot predict how existing or new sources of competition will affect our performance and results of operations.
We attempt to improve our competitive position through our broad portfolio of offerings across various content platforms including local stations, the Westwood One network, the growing Cumulus Podcast Network, our leading U.S. streaming audio advertising network and an array of local digital marketing services. We have had success in extending content from one platform to another to build audiences and monetization opportunities and expect to continue to do so. We also provide a national platform which allows us to more effectively and efficiently compete for national and network advertising dollars. Our high quality broadcast and podcast programming and exclusive radio broadcast partnerships with the NFL and NCAA allow us to provide advertisers with national reach and the ability to create compelling campaigns from a local to a national level across broadcast, digital and live event offerings.
Human Capital
We believe that our rigorous focus on our culture strategy has motivated our employees who are invested in both their jobs and the Company's progress. Their engagement serves not only to drive higher performance, but also helps to attract new talent to the Company. It also enables us to retain valuable members of our team. We invest in training and development opportunities to provide our employees the tools to be effective and reach their full potential. In addition, we consistently monitor our cultural progress through frequent survey and feedback mechanisms. This allows us to build on proven practices, while adjusting as necessary in order to achieve the highest possible levels of employee engagement. The high engagement of our workforce underpins the Company’s ability to swiftly react to challenges as they arise. See "Competitive Strengths" above for more information on how we use our cultural values framework FORCE to maintain a Company focus on a strong corporate culture.
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
As of December 31, 2023, our workforce comprised 3,367 people, 2,464 of whom were employed full-time. Of these employees, approximately 82 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.

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
Seasonality and Cyclicality
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of any quarter during the year, as advertising generally declines following the winter holidays. The fourth calendar quarter typically produces the highest revenues for the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. Typically, this political spending is heaviest during the fourth quarter.
Inflation
Inflation has affected our costs in areas including, but not limited to, personnel and equipment. Inflation is a factor in our business and we continue to seek ways to mitigate its effect. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses.
Federal Regulation of Radio Broadcasting
The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the Federal Communications Commission ("FCC"), which acts under authority of the Communications Act of 1934, as amended (the "Communications Act"). Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.
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
The following table sets forth, as of February 20, 2024, by market, the number of all our owned and operated stations.

Market	Stations
Abilene, TX	4
Albuquerque, NM	8
Allentown, PA	5
Amarillo, TX	5
Ann Arbor, MI	4
Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	4
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	7
Des Moines, IA	5
Detroit, MI	2
Erie, PA	4
Eugene, OR	5
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6

Market	Stations
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	5
Lake Charles, LA	5
Lancaster, PA	1
Lexington, KY	5
Little Rock, AR	7
Los Angeles, CA	1
Macon, GA	5
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	2
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
Oklahoma City, OK	6
Oxnard-Ventura, CA / Santa Barbara, CA	4
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	6
Savannah, GA	4
Shreveport, LA	5
Syracuse, NY	3
Tallahassee, FL	4
Toledo, OH	5
Topeka, KS	6
Tucson, AZ	5
Washington, DC	2
Westchester, NY	1
Wichita Falls, TX	4
Wilkes-Barre, PA	5
Wilmington, NC	5
Worcester, MA	3
York, PA	3
Youngstown, OH	8
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. During the year ended December 31, 2023 and as of February 20, 2024, two stations remain in trust.
Ownership Matters
The Communications Act generally restricts companies which control broadcast licenses from having more than 25% of their capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. The FCC granted a petition allowing us to have 100% foreign voting and/or equity ownership, subject to certain conditions. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonably should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. In December 2022, the FCC released a Public Notice to commence its 2022 quadrennial review of its multiple ownership rules. The 2022 Public Notice is ongoing and did not make any specific proposals, but instead sought comment regarding whether the FCC’s local radio ownership rule limits should be modified. In December 2023, the FCC issued a Report and Order completing the 2018 quadrennial review without making any significant changes to the radio ownership rules. We cannot predict whether the FCC in the future will adopt changes to the local radio ownership rule or what impact any such changes would have on our holdings.
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
With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation's voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the media outlets owned by the corporation, unless the corporation has a single stockholder which owns more than 50% of the corporation’s voting stock. As discussed below, participation in an LMA or a Joint Sales Agreement ("JSA") also may result in an attributable interest. See "Local Marketing Agreements" and "Joint Sales Agreements" within Item 1, "Business."
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
Local Marketing Agreements
From time to time, radio stations enter into Local Marketing Agreements ("LMAs"). In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. As of December 31, 2023 and 2022, the Company did not operate any stations under LMA.
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
Joint Sales Agreements
From time to time, radio stations enter into Joint Sales Agreements ("JSAs"). A typical JSA authorizes one party or station to sell another station's advertising time and retain the revenue from the sale of that airtime in exchange for a periodic payment to the station whose airtime is being sold (which may include a share of the revenue collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.
Under the FCC's ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC's ownership rules would otherwise prohibit that common ownership. As of December 31, 2023 and 2022, the Company does not operate under any JSAs.

Content, Licenses and Royalties
We must pay royalties to song composers and publishers whenever we broadcast musical compositions. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the three major PROs in the U.S., which are the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI") and SESAC, Inc. ("SESAC"). There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI or SESAC or that additional PROs will not emerge. In addition, from time to time the PROs conduct audits of royalty payments under their respective licenses, which could result in our being required to pay additional royalties.
In 2013, a new PRO was formed named Global Music Rights ("GMR"). GMR has secured the rights to certain copyrights and is seeking to negotiate individual licensing agreements with radio stations for songs in its repertoire. GMR and the Radio Music License Committee, Inc. ("RMLC"), which negotiates music licensing fees with PROs on behalf of many U.S. radio stations, instituted antitrust litigation against one another. During the pendency of the litigation, the Company accessed GMR’s library of songs through an interim license, and subsequently entered into a long-term license agreement with GMR in July 2021. In January 2022, RMLC and GMR reached a settlement of the litigation. Under that settlement, GMR offered radio stations which have not otherwise entered into a long-term agreement with GMR the opportunity to enter into a long-term license agreement as negotiated by the RMLC. Notwithstanding the foregoing, the withdrawal of a significant number of musical composition copyright owners from the three established PROs, or the emergence of one or more additional PROs in the future, could impact, and in some circumstances increase, our royalty rates and negotiation costs.
Federal law provides that owners of terrestrial broadcast stations such as those operated by Cumulus generally are not required to pay royalties to the holders of copyrights in sound recordings, such as recording artists and record labels, with respect to sound recordings broadcast over the air on those stations. From time to time, legislation has been introduced in the U.S. Congress which would require radio stations to pay such royalties. There can be no assurance that such legislation will not be enacted into law at some time in the future, nor as to the impact that such an obligation to pay royalties for sound recordings broadcast over the air would have on our results from operations, cash flows or financial position. We do pay royalties to holders of copyrights in sound recordings which we distribute through digital streaming platforms under a statutory license by making payments to Sound Exchange, the organization designated by the Copyright Royalty Board to collect and distribute royalties under that statutory license. From time-to-time Sound Exchange conducts audits of such royalty payments, which could result in our being required to pay additional royalties.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $111 million or more; however, the FTC recently announced an increase to the HSR size-of-transaction threshold to $119.5 million, which will become effective on March 6, 2024. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. In December, 2023, the DOJ and FTC released merger guidelines adopting, among other things, a rebuttable presumption that mergers which result in a company having a greater than 30% market share, together with other factors, would harm competition. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share.
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
Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of February 20, 2024:

Name	Age	Position(s)
Mary G. Berner	64	President and Chief Executive Officer
Francisco J. Lopez-Balboa	63	Executive Vice President, Chief Financial Officer
Richard S. Denning	57	Executive Vice President, General Counsel and Secretary
Collin R. Jones	37	Executive Vice President, Corporate Strategy and Development and President of Westwood One
Dave Milner	55	President of Operations
Bob Walker	63	President of Operations
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
Francisco J. Lopez-Balboa is our Executive Vice President, Chief Financial Officer ("CFO"). Mr. Lopez-Balboa joined the Company in March 2020. Prior to joining the Company, Mr. Lopez-Balboa served as Executive Vice President and CFO of Univision Communications Inc., ("Univision"), the leading media company serving Hispanic America, from 2015 to 2018. He has deep experience in the media sector; prior to joining Univision, Mr. Lopez-Balboa was an investment banker working with Telecom, Media and Technology ("TMT") companies. Mr. Lopez-Balboa was a Managing Director at Goldman, Sachs & Co. for more than 20 years where he last led the firm’s TMT Investment Grade Debt Financing business. Mr. Lopez-Balboa began his career in the Investment Banking Capital Markets Group at Merrill, Lynch & Co. Mr. Lopez-Balboa currently serves on the board of directors of United Rentals, Inc. (NYSE: URI) and is a member of that company’s Audit and

Compensation Committees.. Mr. Lopez-Balboa is an Emeritus Trustee of the Board of Visitors for the undergraduate college at Columbia University and is a Trustee and member of the Finance and Investment Committees for St. Mark’s School in Southborough, Massachusetts. Mr. Lopez-Balboa holds an MBA from Harvard University and Bachelor of Arts in Economics from Columbia University.
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
Collin R. Jones is our Executive Vice President of Corporate Strategy & Development and President of Westwood One. In this role, he oversees strategic initiatives, investor relations and corporate development for the Company as well as leads our radio network, Westwood One; the Cumulus Podcast Network; and our daily deals and e-commerce platform, IncentRev/Sweet Deals. Mr. Jones began serving as President of Westwood One in January 2024 and joined the Company in November 2011 as Director of Corporate Strategy & Development. Prior to joining Cumulus Media in 2011, Mr. Jones held investment banking roles with Macquarie Capital and Argentum Group. He currently serves as the Radio Board Chair of the National Association of Broadcasters, and he previously served as the Vice Chair of the Radio Music License Committee. Mr. Jones received his Bachelor of Science degree in Economics from Duke University.
Dave Milner is our President of Operations since July 2021. In this role, he leads operations for our large market portfolio. Mr. Milner joined Cumulus Media in December 2014 as SVP, Operation of the Western Region. Prior to joining Cumulus Media, he was President/Market Manager of iHeart's Sacramento Market. Other key roles in his 30-year broadcasting career include Vice President of Sales for Entercom San Francisco, as well as Clear Channel Portland. He received a bachelor's degree from the University of Oregon.
Bob Walker is our President of Operations since July 2021. In this role, Bob's responsibility is for the vast majority of the markets where audiences are measured by Nielsen Audio ("Nielsen") using the Diary methodology or smaller markets with no audience measurement by Nielsen. He is also the co-Head of the Office of Programming for the Company. Mr. Walker joined Cumulus in January of 2013 as the Senior Vice President of Brand Solutions. Prior to joining Cumulus, Mr. Walker was the Executive Vice President-General Manager at The Weather Channel responsible for the cable network. Mr. Walker began his career with Gannett (now Tegna) at WXIA-TV in Atlanta in 1988 and remained with Gannett for nearly 22 years where he ultimately became President-General Manager. Mr. Walker began his professional career at Arthur Andersen with the Denver office in 1982. He received his Bachelor of Science degree in Business Administration and Management from the University of Colorado-Boulder.
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
You should carefully consider the risks described below and all of the information contained in this Report. The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations. If any of those risks occur, the Company’s business, financial condition and results of operations could suffer. The risks discussed below also include forward-looking statements, and the Company’s actual results may differ substantially from those discussed in these forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" for further information.

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
We have more than 9,800 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally or externally by us or our third party service providers, or any interruption in technology infrastructure and access to data that we depend on, such as power, telecommunications or the Internet, may disrupt our business operations. Any individual, sustained or repeated failure or disruption of our third party service providers' technology or data could negatively impact our operations and result in increased costs or reduced revenues. Our technology systems and related data and those of our third party providers also may be vulnerable to a variety of sources of interruption as a result of events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, ransomware or other cybersecurity threats, and other information security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
In addition, as a part of our ordinary business operations, we may collect and store data about advertisers, vendors or other business partners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from cybersecurity incidents by hackers or breaches as a result of employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to advertisers', vendors', employees', listeners' or business partners' information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, significant liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could have a material adverse effect on our business.
Although we have systems and processes in place to protect against risks associated with these incidents, including cybersecurity incidents, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity threats change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. We have experienced targeted cybersecurity threats and incidents in the past that have resulted in unauthorized persons gaining access to certain of our information systems, however, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date, and there can be no assurance that we will not experience future incidents that may be material.
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
As of December 31, 2023, our FCC licenses comprised 51.5% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC 350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2023, we recorded a total impairment charge on our FCC licenses of $64.5 million which is recorded within Impairment of Intangible Assets on our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
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
FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($495,500 for a single violation or each day of a continuing violation, up to a maximum of $4,753,840 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
The FCC increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently increased its enforcement with respect to failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Similarly, the FCC has sought to impose substantial fines on broadcasters who transmit EAS codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, in 2015, it imposed a fine of $1 million on a radio broadcaster, in 2019, it imposed a fine of $395,000 on a television network, and in 2023 it found a television network apparently liable for a fine of $504,000, in each case based on a determined misuse of EAS tones.
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
On February 21, 2024, our Board adopted a rights plan and declared a dividend of (a) one Class A right (a "Class A Right") in respect of each share of Class A common stock and (b) one Class B right (a "Class B Right") in respect of each share of the Company's Class B common stock. The dividend is payable on March 4, 2024 to the Company’s stockholders of record on that date. If the Rights become exercisable, (a) each Class A Right would allow its holder to purchase from the Company one ten-thousandth of a Class A Common Share for a purchase price of $25.00 and (b) each Class B Right would allow its holder to purchase from the Company one ten-thousandth of a Class B Common Share for a purchase price of $25.00.
Generally, the Rights Agreement imposes a significant penalty upon any person or group (other than the Company or certain related persons) that is or becomes the beneficial owner of 15% or more of the outstanding Class A common stock without the prior approval of the Board. As a result, the shareholder rights plan could make it more difficult for a third party to acquire the Company or a large block of our common stock without the approval of our Board. Unless earlier redeemed or exchanged, the Rights will expire on February 20, 2025.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity

Risk Management and Strategy
The Company has an integrated, cross-organizational risk management approach. As part of our overall risk management processes, we assess, identify and manage material risks from cybersecurity threats through our cybersecurity risk management program which leverages the National Institute of Standards and Technology (NIST) framework, organizing cybersecurity risks into five categories: identify, protect, detect, respond and recover. However, this should not be interpreted to mean that we meet any particular technical standards, specifications, or requirements, only that we leveraged the NIST framework as a guide in the creation of our cybersecurity risk management program. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our Chief Technology Officer and security team, led by the SVP of Information Technology and Security, (collectively, the "Cumulus Security Team") monitor cybersecurity incidents using a variety of security information and event management tools. Alerts from those tools are monitored 24/7 and addressed accordingly. The type of incident identified and severity level determine how issues are escalated and who is engaged for resolution. If a cybersecurity incident or aggregated series of incidents is deemed material, the incident is communicated to various members of the Company's leadership team and the Board of Directors. Disaster recovery plans are documented for key systems and would be followed in the event a security incident occurs.
The Company’s cybersecurity risk management program includes ongoing monitoring and testing of its information systems and data to identify and respond to potential cybersecurity threats. Internally, the Company utilizes various incident event management tools to monitor unauthorized account access, data exfilitration and server and network security. Multi-factor authentication and complex password requirements are enabled on all key systems and privileged account holders have separate administrative accounts. The Company engages consultants from time to time with expertise in network vulnerabilities to perform periodic network penetration testing.
The Company’s cyber risk management program also includes regular security awareness training to educate employees and new hires on the Company’s cybersecurity policies, standards and practices. This training is supplemented by Company-wide testing initiatives, including periodic phishing tests. The Company provides specialized security training for certain employee roles such as application developers and privileged account holders.
In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. The Company utilizes an external risk management tool to assist with oversight and monitoring of third-party cybersecurity risk. Each third-party service provider is vetted, evaluated and scored based on its cybersecurity methodology. For many vendors of third-party hosted applications, we request copies of standard security reports or assessments, such as System and Organization Controls ("SOC") reports to support our assessment of our vendors’ security practices. If a third-party vendor was not able to provide the requested reports, we would take additional steps to assess their cybersecurity preparedness. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
We have experienced targeted cybersecurity threats and incidents in the past that have resulted in unauthorized persons gaining access to certain of our information systems, and we could in the future experience similar incidents. To date, no cybersecurity incident, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned "Operating Risks – Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer" within Part I, Item 1A "Risk Factors".

Governance
Our Board of Directors (our "Board") is responsible for risk oversight, and may delegate specific areas of oversight to committees of the Board, which report to the full Board. The Audit Committee of the Board in turn is specifically charged with reviewing cybersecurity risk management and the steps management takes to monitor, control and mitigate such risks. In connection with such review, the Audit Committee receives quarterly reports from the Chief Technology Officer on, among other things, the Company’s cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. In addition to the quarterly reports, the Audit Committee performs an annual review of the Company’s cybersecurity program. The annual review consists of a summary of all systems, processes and staffing in place to mitigate a cybersecurity incident using the NIST framework as a guideline.
Our Chief Technology Officer manages and monitors the Company’s cybersecurity risk and has over 40 years of experience in the technology field. The Cumulus Security Team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes.

Item 2.	Properties
The types of properties required to support each of our radio stations include studios, sales offices, and tower sites. A station's studios are generally housed with its offices in a business district within the station's community of license or largest nearby community. The tower sites are generally located in an area to provide maximum market coverage.
We own properties throughout our markets and also lease additional studio, office facilities, and tower sites in support of our business operations. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York; Dallas, Texas; Denver, Colorado; and Los Angeles, California, for the production and distribution of our radio network. We own substantially all of our equipment used in operating our stations and network, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
We believe that our properties are generally in good condition and suitable for our operations; however, our studios, office space and transmission facilities require periodic maintenance and refurbishment.

Item 3.	Legal Proceedings
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v. Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was subsequently filed and briefed The motion was granted on July 25, 2023 in Pandora's favor. The district court found that there is an absence of a public performance right owned by plaintiff. A notice of appeal was filed by plaintiff on August 25, 2023, and subsequently dismissed by the court on September 19, 2023 in response to the filing by plaintiff of a motion for voluntary dismissal. Based on the final determination of the dispute in Pandora's favor, the proceeding is unlikely to pose any material risk to the Company's financial position, results of operations or cash flows.

On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the "District Court") alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement. On July 10, 2023, the Court held a fairness hearing and on July 11, 2023, the Court issued an order granting final approval to the settlement. All applicable appeal deadlines have expired and the Court's order approving the settlement is now final. The Company has made a settlement payment for which the Company was indemnified by one of its insurance carriers. The proceeds of the settlement are being distributed according to a plan of allocation by the District Court.
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
Market Information for Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock. As of February 20, 2024, there were approximately 177 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

Company Purchases
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1, 2023 to October 31, 2023	—	$—	—	$25,000
November 1, 2023 to November 30, 2023	—	—	—	25,000
December 1, 2023 to December 31, 2023	—	—		25,000
Total	—	$—	—	$25,000

(1) During the three months ended December 31, 2023, the Company did not repurchase any shares of its outstanding Class A common stock.
(2) On May 4, 2022, the Board of Directors authorized a share repurchase program (the "prior share repurchase authorization") for up to $50.0 million of outstanding Class A common stock. The prior share repurchase authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "current share repurchase authorization") for up to $25.0 million of outstanding Class A common stock. The current share repurchase authorization superseded and replaced our prior share repurchase authorization and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice.
(3) The Company's remaining outstanding Class A common stock available for repurchase under the share repurchase authorization excludes fees and expenses.
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
Our Business and Operating Overview
Cumulus Media is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 403 owned-and-operated stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,800 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees.
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
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across more than 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-suite portfolio, and website and microsite building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.
Other revenue. Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing content, imputed tower rental income, satellite rental income, and proprietary software licensing.
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
Seasonality and Cyclicality
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of any quarter during the year, as advertising generally declines following the winter holidays. The fourth calendar quarter typically produces the highest revenues for the year. In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. Typically, this political spending typically is heaviest during the fourth quarter.
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

	Year ended December 31, 2023	Year Ended December 31, 2022	2023 vs 2022 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$844,548	$953,506	$(108,958)	-11.4%
Content costs	331,359	357,478	(26,119)	-7.3%
Selling, general & administrative expenses	377,032	383,375	(6,343)	-1.7%
Depreciation and amortization	58,176	56,386	1,790	3.2%
Corporate expenses	70,011	62,471	7,540	12.1%
Gain on sale of assets or stations	(16,064)	(1,537)	(14,527)	945.2%
Impairment of intangible assets	65,312	15,544	49,768	320.2%
Operating (loss) income	(41,278)	79,789	(121,067)	N/A
Interest expense	(71,269)	(64,890)	(6,379)	9.8%
Interest income	2,359	340	2,019	593.8%
Gain on early extinguishment of debt	9,849	4,496	5,353	119.1%
Other expense, net	(357)	(130)	(227)	174.6%
(Loss) income before income taxes	(100,696)	19,605	(120,301)	N/A
Income tax expense	(17,183)	(3,370)	(13,813)	409.9%
Net (loss) income	$(117,879)	$16,235	$(134,114)	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$90,728	$165,982	$(75,254)	-45.3%

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
Net Revenue
Net revenue for the year ended December 31, 2023 compared to net revenue for the year ended December 31, 2022 decreased $109.0 million or 11.4%. The decrease is primarily driven by reductions in spot and network revenues of $67.8 million and $47.3 million, respectively, as a result of current macroeconomic conditions. These decreases were slightly offset by $4.1 million of higher digital advertising revenue driven by growth in digital marketing services and streaming which were partially offset by lower podcasting revenue. In addition, other revenue increased $2.0 million which was primarily driven by an increase in barter, trade, and event revenues resulting from higher volume in 2023. These increases were partially offset by an $8.3 million decrease in other revenue which was the result of a fee received in 2022 from the early termination of a revenue agreement.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the year ended December 31, 2023 compared to content costs for the year ended December 31, 2022 decreased $26.1 million or 7.3% primarily as a result of lower syndicated programming and music licensing fees attributed to reduced revenue, lower personnel costs and a $2.0 million reduction in third party station inventory costs from a fair value reassessment of contingent consideration. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the year ended December 31, 2023 compared to selling, general and administrative expenses for the year ended December 31, 2022 decreased $6.3 million or 1.7%. The selling, general and administrative expenses decrease was primarily driven by reduced research expense resulting from a contract renewal, lower incentive compensation attributed to a decline in broadcast revenue, lower rent expense resulting from a consolidated real estate footprint, and reduced bank fees. These decreases were partially offset by higher barter, trade and event expenses which grew in line with the related revenues.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2023 compared to depreciation and amortization for the year ended December 31, 2022 increased $1.8 million or 3.2% primarily as a result of additional fixed assets placed into service which were mostly offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the year ended December 31, 2023 compared to Corporate expenses for the year ended December 31, 2022 increased $7.5 million or 12.1%. Corporate expenses increased primarily as a result of higher restructuring charges driven by an $11.4 million impairment of a certain lease which is expected to be sublet at an amount less than the current contractual agreement and increased employee benefit costs mostly driven by higher health insurance claims. These increases were partially offset by lower incentive compensation resulting from Company performance.
Gain on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the year ended December 31, 2023 of $16.1 million was primarily related to the sales of WDRQ-FM and WFAS-FM.
The gain on sale or disposal of assets or stations for the year ended December 31, 2022 of $1.5 million was primarily driven by insurance proceeds received from hurricane damage and the sale of certain assets and stations which were partially offset by fixed asset dispositions and the surrender of a broadcast license.
Impairment of Intangible Assets
The $65.3 million impairment of intangible assets for the year ended December 31, 2023 resulted from the annual impairment tests of our FCC licenses and trademarks. For the year-ended December 31, 2022, we recorded a $15.5 million impairment related to our FCC licenses. See Note 5, "Intangible Assets" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.

Interest Expense
Total interest expense for the year ended December 31, 2023 increased $6.4 million or 9.8% as compared to total interest expense for the year ended December 31, 2022. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change
Term Loan due 2026	$30,491	$19,488	$11,003
6.75% Senior Notes	24,227	28,336	(4,109)
Financing liabilities	14,311	14,711	(400)
Other, including debt issue cost amortization and write-off	2,240	2,355	(115)
Interest expense	$71,269	$64,890	$6,379
Interest Income
Total interest income for the year ended December 31, 2023 increased $2.0 million or 593.8% as compared to total interest income for the year ended December 31, 2022. Interest income increased as a result of higher interest rates in 2023.
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the year ended December 31, 2023 of $9.8 million was driven by the Company's repurchases of $34.7 million and $8.9 million principal amount of the 6.75% Senior Secured First-Lien Notes due 2026 (the "6.75% Senior Notes") and senior secured Term Loan (the "Term Loan due 2026"), respectively. See Note 7, "Long Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the debt repurchases.
The gain on early extinguishment of debt for the year ended December 31, 2022 of $4.5 million was driven by the Company's repurchases of the 6.75% Senior Notes and Term Loan due 2026. Repurchases of $68.8 million principal amount of the 6.75% Senior Notes resulted in a gain on extinguishment of debt of $4.2 million. Repurchases of $5.3 million principal amount of the Term Loan due 2026 resulted in a gain on extinguishment of debt of $0.3 million. See Note 7, "Long Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the debt repurchases.
Income Tax Expense
For the year ended December 31, 2023, the Company recorded an income tax expense of $17.2 million on pre-tax book loss of $100.7 million. The income tax expense recorded for the year ended December 31, 2023 was primarily the result of the valuation allowance recognized during the year, state and local income taxes, the effects of certain statutory non-deductible expenses including disallowed executive compensation, and the release of uncertain tax positions.
For the year ended December 31, 2022, the Company recorded an income tax expense of $3.4 million on pre-tax book income of $19.6 million. The income tax expense recorded for the year ended December 31, 2022 was primarily the result of state and local income taxes, the release of uncertain tax positions, and the effects of certain statutory non-deductible expenses including disallowed executive compensation.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $90.7 million for the year ended December 31, 2023 compared to Adjusted EBITDA of $166.0 million for the year ended December 31, 2022 decreased approximately $75.3 million.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net (loss) income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
GAAP net (loss) income	$(117,879)	$16,235
Income tax expense	17,183	3,370
Non-operating expenses, including net interest expense	69,267	64,680
Depreciation and amortization	58,176	56,386
Stock-based compensation expense	5,270	6,229
Gain on sale of assets or stations	(16,064)	(1,537)
Impairment of intangibles	65,312	15,544
Restructuring costs	17,684	8,218
Non-routine legal expenses	898	544
Gain on early extinguishment of debt	(9,849)	(4,496)
Franchise taxes	730	809
Adjusted EBITDA	$90,728	$165,982
Segment Results of Operations

The Company has one reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment.

Liquidity and Capital Resources
As of December 31, 2023 and 2022, we had $80.7 million and $107.4 million, respectively, of cash and cash equivalents. We generated cash from operating activities of $31.7 million and $78.5 million, respectively, for the years ended December 31, 2023 and 2022.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2023 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
Assuming the level of borrowings and interest rates at December 31, 2023, we anticipate that we will have approximately $64.0 million of cash interest payments in 2024 compared to $63.4 million of cash interest payments in 2023, primarily related to the increase in interest rates. Future increases in interest rates could have a significant impact on our cash interest payments. For a description of the Company's future maturities of long-term debt, see Note 7, "Long-Term Debt", and for a description of the Company's non-cancelable operating lease agreements, see Note 13, "Leases".
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
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus Media New Holdings Inc., a Delaware corporation and an indirectly wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan, which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Holdings Cumulus Media Intermediate, Inc. ("Intermediate"), a direct wholly-owned subsidiary of the Company, and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the Refinanced Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Except as modified by Amendment No. 2, the existing terms of the Refinanced Credit Agreement remained in effect.
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of December 31, 2023, the Term Loan due 2026 bore interest at a rate of 9.40% per annum.
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
Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Intermediate Holdings"), and the present and future wholly-owned restricted subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.
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
During the year ended December 31, 2023, the Company repaid $8.9 million principal amount of the Term Loan due 2026. These repayments resulted in a gain on extinguishment of debt of $1.0 million. The Term Loan due 2026 was repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchase, which were not material.
During the year ended December 31, 2022, the Company repaid $5.3 million principal amount of the Term Loan due 2026. These repayments resulted in a gain on extinguishment of debt of $0.3 million. The Term Loan due 2026 was repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchase, which were not material.
In March 2022, the Company was required by the Excess Cash Flow provisions of the Term Loan due 2026 to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.
As of December 31, 2023, $328.3 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.2 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
Amounts outstanding under the 2020 Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Intermediate Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2020 Revolving Credit Agreement (the “2020 Revolver Guarantors”) and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2020 Revolving Credit Agreement as borrowers, and the 2020 Revolver Guarantors.
As of December 31, 2023, $4.4 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2023, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
Holdings may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, at the following prices:

Year	Price
2022	103.3750%
2023	101.6875%
2024 and thereafter	100.0000%
The 6.75% Senior Notes are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the 6.75% Senior Notes are secured on a second-priority basis), the 6.75% Senior Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2026 (subject to certain exceptions) by liens on substantially all of the assets of the Issuer and the Senior Notes Guarantors.
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
During the year ended December 31, 2023, the Company repaid $34.7 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of $8.8 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.3 million of debt issuance costs.
During the year ended December 31, 2022, the Company repurchased $68.8 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of $4.2 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.6 million of debt issuance costs.
As of December 31, 2023, $344.1 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $2.1 million, and the Issuer was in compliance with all required covenants under the Indenture.
Share Repurchase Program
On May 3, 2022, the Board of Directors authorized a share repurchase program (the "prior share repurchase authorization") for up to $50.0 million of outstanding Class A common stock. The prior share repurchase authorization expired on November 3, 2023. On October 26, 2023, the Board of Directors authorized a new share repurchase program (the "current share repurchase authorization") for up to $25.0 million of outstanding Class A common stock. The current share repurchase authorization superseded and replaced our prior share repurchase authorization and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice.
Under the prior share repurchase authorization, the Company commenced modified Dutch tender offers on May 12, 2023, and May 6, 2022, to purchase up to $10.0 million and $25.0 million shares of its Class A common stock, respectively. Through the 2023 offer, which expired on June 9, 2023, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses. Through the 2022 offer, which expired on June 3, 2022, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses.
During the year ended December 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. During the year ended December 31, 2022, the Company repurchased 816,642 shares of our outstanding Class A common stock in the open market at an average purchase price of $8.38 per share for an aggregate cost of approximately $6.8 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the Consolidated Balance Sheet.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the year ended December 31, 2023, was not material.
As of December 31, 2023, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the years ended December 31, 2023 and 2022, respectively (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Repayments of borrowings under Term Loan due 2026	$7,900	$17,471
Repayments of borrowings under 6.75% Senior Notes	$25,861	$64,589
Interest payments	$63,365	$47,127
Capital expenditures	$24,814	$31,062
Net Cash Provided by Operating Activities

(Dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash provided by operating activities	$31,661	$78,480
Net cash provided by operating activities for the year ended December 31, 2023, compared to the year ended December 31, 2022 decreased primarily as a result of reduced operating income which was partially offset by changes in working capital.
Net Cash Used in Investing Activities

(Dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in investing activities	$(6,821)	$(26,236)
For the year ended December 31, 2023, net cash used in investing activities consists primarily of capital expenditures which were mostly offset by proceeds from the sales of WDRQ-FM and WFAS-FM.
For the year ended December 31, 2022, net cash used in investing activities consists primarily of capital expenditures partially offset by proceeds from the sale of certain assets and stations and insurance proceeds received from hurricane damage.
Net Cash Used in Financing Activities

(Dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in financing activities	$(51,613)	$(121,839)
For the year ended December 31, 2023, net cash used in financing activities primarily relates to the repurchase of $34.7 million principal amount of the 6.75% Senior Notes for $25.9 million, the repurchase of $8.9 million principal amount of Term Loan due 2026 for $7.9 million, and the purchase of $7.8 million of treasury stock.
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
Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determined the allowance based on several factors, including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company performs credit evaluations of its customers as needed and believes that adequate allowances for any uncollectible accounts receivable are maintained. The Company believes its concentration of credit risk is limited due to the large number of its customers.
Intangible Assets
As of December 31, 2023, we had $837.6 million of indefinite-lived and definite-lived intangible assets, which represented 58.2% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations.
The Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of its FCC licenses, the Company engaged a third-party valuation firm to assist with the development of assumptions and preparation of a valuation utilizing the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The estimated fair values of the FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by a market participant, and that the use of the asset is physically possible, legally permissible and financially feasible.
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
Below are the key assumptions used in our annual impairment assessment:

December 31, 2023
Discount rate	9.5%
Long-term revenue growth rate	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	26% – 27%
While we believe we have made reasonable estimates and utilized appropriate assumptions to calculate the fair value of our indefinite-lived intangible assets, it is possible a material change could occur. If the macroeconomic conditions of the radio industry or the underlying material assumptions are less favorable than those projected by the Company or if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of FCC licenses below the amounts reflected in the Consolidated Balance Sheets, the Company may be required to recognize additional impairment charges in future periods. The following table shows the decrease in the fair value of our FCC broadcast licenses that would result from a 100 basis point increase in our discount rate or a 100 basis point decline in our long-term revenue growth rate or mature operating profit margin for average stations in the markets where the Company operates (dollars in thousands):

Sensitivity (100 bps change)	Change in Fair Value (in thousands)
Discount rate	$41,386
Long-term revenue growth rate	$27,341
Mature operating profit margin for average stations in the markets where the Company operates	$16,134

The Company determines the fair value of the indefinite-lived trademarks utilizing the relief-from-royalty method of the income approach. See Note 5, "Intangible Assets," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual impairment tests performed of our indefinite-lived intangible assets.
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
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2023 and 2022, was $5.3 million and $6.2 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.

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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $57.6 million and $49.5 million, respectively; and (2) trade and barter expenses of $57.6 million and $48.7 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2023.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Francisco J. Lopez-Balboa

President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.
PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2024 Annual Meeting of Stockholders expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K ("2024 Proxy Statement").

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in our 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2024 Proxy Statement.
Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2023, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	313,500	$12.70	1,657,506
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	313,500	$12.70	1,657,506

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Information about the Board of Directors" in our 2024 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item, is incorporated by reference to the information to be set forth under the caption "Proposal No. 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" in our 2024 Proxy Statement.

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
(3) Exhibits
EXHIBIT INDEX

2.1	First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Second Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 3, 2021)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3	Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.5	Stockholder Rights Agreement, dated as of February 21, 2024, by and between Cumulus Media Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2024)

4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Cumulus Media Inc. 2020 Equity and Incentive Compensation Plan (as amended and restated as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2023)

10.4 *	Description of 2022 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.5 *	Description of 2023 Quarterly Incentive Plan

10.6 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.7 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.8 *	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.9 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.10 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.11 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.11 *
Form of Cash Based Performance Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.12 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.12 *	Form of Cash Based Performance Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.13 *	Employment Agreement, dated November 29, 2011, by and between Cumulus Media Inc. and Richard S. Denning

10.14*	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.15*	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.16*	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.17 *	Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.18 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.19 *	Employment Agreement, dated as of January 1, 2015, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.20*	First Amendment to Employment Agreement, dated February 19, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.21 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.21 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.22 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.22 *	Third Amendment to Employment Agreement, dated September 26, 2017, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.23 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.23 *	Fourth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.24 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.24 *	Employment Agreement, dated as of July 21, 2014, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.25 *	First Amendment to Employment Agreement, dated as of November 13, 2015, by and between Cumulus Media Inc. and Dave Milner

10.26 *	Second Amendment to Employment Agreement, dated as of February 19, 2016, by and between Cumulus Media Inc. and Dave Milner

10.27 *	Third Amendment to Employment Agreement, dated August 12, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.28 *	Fourth Amendment to Employment Agreement, dated September 17, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.27 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.29 *	Fifth Amendment to Employment Agreement, dated December 10, 2018, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.28 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.30 *
Sixth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.29 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.31 *	Employment Agreement, dated November 29, 2023, by and between Cumulus Media New Holdings Inc. and Collin R. Jones

10.32	Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.33	Second Amendment to the Credit Agreement, dated as of June 9, 2023, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc. ("Holdings"), each of the restricted subsidiaries of Holdings signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 13, 2023)

10.34	ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.35	Fifth Amendment to the ABL Credit Agreement, dated as of June 3, 2022, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 8, 2022)

10.36	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s
Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

21.1 **	Subsidiaries

23.1 **	Consent of PricewaterhouseCoopers LLP

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

97.1	Compensation Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2024.

Cumulus Media Inc.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2024
Mary G. Berner

/s/ Francisco J. Lopez-Balboa	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2024
Francisco J. Lopez-Balboa

/s/ Andrew W. Hobson	Director	February 27, 2024
Andy W. Hobson

/s/ Matthew C. Blank	Director	February 27, 2024
Matthew C. Blank

/s/ Thomas H. Castro	Director	February 27, 2024
Thomas H. Castro

/s/ Deborah Farrington	Director	February 27, 2024
Deborah A. Farrington

/s/ Joan Hogan Gillman	Director	February 27, 2024
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	February 27, 2024
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

FCC Broadcast Licenses Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite- lived intangible assets include Federal Communications Commission ("FCC") broadcast licenses of $741.7 million as of December 31, 2023. Management performs annual impairment testing as of December 31 of each year and on an interim basis if events or circumstances indicate that the indefinite-lived intangible assets may be impaired. Management determined that the geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore management has combined the FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, management utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). Management’s projections used in the Greenfield Method for its FCC broadcast licenses included significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate.

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
February 27, 2024
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$80,660	$107,433
Accounts receivable, less allowance for doubtful accounts of $5,983 and $5,936 at December 31, 2023 and 2022, respectively	180,706	210,254
Trade receivable	1,495	2,044
Prepaid expenses and other current assets	24,036	25,540
Total current assets	286,897	345,271
Property and equipment, net	180,596	190,107
Operating lease right-of-use assets	118,646	135,236
Broadcast licenses	741,716	807,544
Other intangible assets, net	95,913	115,751
Deferred income tax assets	—	5,972
Other assets	16,533	9,150
Total assets	$1,440,301	$1,609,031
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$114,072	$114,826
Current portion of operating lease liabilities	27,515	27,970
Trade payable	2,152	2,812
Total current liabilities	143,739	145,608
Term loan due 2026, net of debt issuance costs of $1,223 and $1,785 at December 31, 2023 and 2022, respectively	328,287	336,667
6.75% senior notes, net of debt issuance costs of $2,108 and $3,138 at December 31, 2023 and 2022, respectively	344,137	377,789
Operating lease liabilities	113,141	119,925
Financing liabilities, net	205,890	212,993
Other liabilities	6,200	6,991
Deferred income tax liabilities	12,325	653
Total liabilities	1,153,719	1,200,626
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 21,456,675 and 20,852,749 shares issued; 16,237,939 and 17,925,010 shares outstanding at December 31, 2023 and 2022, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at December 31, 2023 and 2022	—	—
Treasury stock, at cost, 5,218,736 and 2,927,739 shares at December 31, 2023 and 2022, respectively	(45,747)	(36,533)
Additional paid-in-capital	353,732	348,462
(Accumulated deficit) retained earnings	(21,403)	96,476
Total stockholders' equity	286,582	408,405
Total liabilities and stockholders' equity	$1,440,301	$1,609,031

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Year Ended
	December 31, 2023	December 31, 2022
Net revenue	$844,548	$953,506
Operating expenses:
Content costs	331,359	357,478
Selling, general & administrative expenses	377,032	383,375
Depreciation and amortization	58,176	56,386
Corporate expenses	70,011	62,471
Gain on sale or disposal of assets or stations	(16,064)	(1,537)
Impairment of intangible assets	65,312	15,544
Total operating expenses	885,826	873,717
Operating (loss) income	(41,278)	79,789
Non-operating expense:
Interest expense	(71,269)	(64,890)
Interest income	2,359	340
Gain on early extinguishment of debt	9,849	4,496
Other expense, net	(357)	(130)
Total non-operating expense, net	(59,418)	(60,184)
(Loss) income before income taxes	(100,696)	19,605
Income tax expense	(17,183)	(3,370)
Net (loss) income	$(117,879)	$16,235
Basic and diluted (loss) earnings per common share (see Note 12, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(6.83)	$0.83
Diluted: (Loss) Earnings per share	$(6.83)	$0.81
Weighted average basic common shares outstanding	17,269,001	19,560,257
Weighted average diluted common shares outstanding	17,269,001	20,023,291
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2023 and 2022
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2021	18,558,719	$—	1,964,764	$—	230,310	$(2,977)	$342,233	$80,241	$419,497
Net income	—	—	—	—	—	—	—	16,235	16,235
Shares returned in lieu of tax payments	—	—	—	—	156,650	(1,700)	—	—	(1,700)
Conversion of Class B common stock	1,652,723	—	(1,652,723)	—	—	—	—	—	—
Issuance of common stock	254,347	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,229	—	6,229
Treasury stock purchased under share repurchase program	(2,540,779)	$—	—		2,540,779	$(31,856)	$—	$—	$(31,856)
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(117,879)	(117,879)
Shares returned in lieu of tax payments	—	—	—	—	222,707	(1,426)	—	—	(1,426)
Issuance of common stock	381,219	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,270	—	5,270
Treasury stock purchased under share repurchase program	(2,068,290)	—	—	—	2,068,290	(7,788)	—	—	(7,788)
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(117,879)	$16,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,176	56,386
Amortization and write-off of debt issuance costs	2,039	2,565
Provision for doubtful accounts	3,164	3,411
Gain on sale of assets or stations	(16,064)	(1,537)
Impairment of right-of-use assets	11,404	—
Change in fair value of contingent consideration	(2,000)	—
Impairment of intangible assets	65,312	15,544
Deferred income taxes	17,644	1,037
Stock-based compensation expense	5,270	6,229
Gain on early extinguishment of debt	(9,849)	(4,496)
Non-cash interest expense on financing liabilities	3,918	3,721
Non-cash imputed rental income	(4,782)	(4,643)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	26,384	(16,731)
Trade receivable	549	(146)
Prepaid expenses and other current assets	1,560	5,320
Operating leases	(2,054)	1,565
Other assets	(8,640)	(2,081)
Accounts payable and accrued expenses	(2,515)	(285)
Trade payable	(660)	1,062
Other liabilities	684	(4,676)
Net cash provided by operating activities	31,661	78,480
Cash flows from investing activities:
Proceeds from sale of assets or stations	17,814	2,011
Asset acquisition	—	(135)
Proceeds from insurance reimbursement	179	2,950
Capital expenditures	(24,814)	(31,062)
Net cash used in investing activities	(6,821)	(26,236)
Cash flows from financing activities:
Repayment of borrowings under term loan due 2026	(7,900)	(17,471)
Repayment of borrowings under 6.75% senior notes	(25,861)	(64,589)
Treasury stock purchases	(7,788)	(31,856)
Payment of contingent consideration	(2,000)	(1,000)
Shares returned in lieu of tax payments	(1,426)	(1,700)
Repayments of financing liabilities	(5,801)	(4,936)
Repayments of finance lease obligations	(837)	(287)
Net cash used in financing activities	(51,613)	(121,839)
Decrease in cash and cash equivalents	(26,773)	(69,595)
Cash and cash equivalents at beginning of period	107,433	177,028
Cash and cash equivalents at end of period	$80,660	$107,433

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
Nature of Business
Cumulus Media is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 403 owned-and-operated radio stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,800 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
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
Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and certain items that are excluded from net (loss) income and recorded as a separate component of stockholders' equity. During the years ended December 31, 2023 and 2022, the Company had no items of other comprehensive (loss) income and, therefore, comprehensive (loss) income does not differ from reported net (loss) income.
Cash and Cash Equivalents
The Company considered all highly liquid investments with original maturities of three months or less to be cash equivalents.
Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determined the allowance based on several factors, including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company performs credit evaluations of its customers as needed and believes that adequate allowances for any uncollectible accounts receivable are maintained. The Company believes its concentration of credit risk is limited due to the large number of its customers.
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
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2023 and 2022, assets held for sale were not material.
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
Intangible Assets
As of December 31, 2023, the Company's intangible assets were comprised of Federal Communications Commission ("FCC") licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2023 and 2022, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $57.6 million and $49.5 million, respectively; and (2) trade and barter expenses of $57.6 million and $48.7 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2023 and 2022, the advertising costs incurred were $5.5 million and $4.5 million, respectively.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2023 and 2022, was $5.3 million and $6.2 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates the Company expects will be applicable when those tax assets and liabilities are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is not more likely than not that the asset will be realized. The Company continually reviews the adequacy of our valuation allowance, if any, on our deferred tax assets and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC Topic 740, Income Taxes ("ASC 740").
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
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Supplemental disclosures of cash flow information:
Interest paid	$63,365	$47,127
Income taxes paid	484	7,363

Supplemental disclosures of non-cash flow information:
Trade revenue	$57,615	$49,543
Trade expense	57,619	48,694
Non-cash principal change in financing liabilities	(536)	(542)

New Accounting Pronouncements
ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
ASU 2023-09 - Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
Accounting Guidance Adopted in 2023
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
Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard was effective for Smaller Reporting Companies for fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 on January 1, 2023, did not have a significant impact on the Company's Consolidated Financial Statements.
2. Acquisitions and Dispositions
WDRQ Sale
On July 31, 2023, the Company completed the sale of WDRQ-FM, in Detroit, MI (the "WDRQ Sale") for $10.0 million in cash. The Company recorded a gain on the WDRQ Sale of $8.6 million which was included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2023.
WFAS Sale
On February 6, 2023, the Company completed the sale of WFAS-FM, in Bronxville, NY (the "WFAS Sale") for $7.3 million in cash. The Company recorded a gain on the WFAS Sale of $7.1 million which was included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2023.
Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable. To date, the Company has paid $6.0 million of contingent consideration. The level 3 fair value of the remaining contingent consideration is reassessed quarterly. As payment was no longer deemed probable, the Company reduced the remaining contingent consideration by $2.0 million during the year ended 2023, which is included in the Content costs financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2023.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following tables present revenues disaggregated by revenue source (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Broadcast radio revenue:
Spot	$412,047	$479,834
Network	182,503	229,772
Total broadcast radio revenue	594,550	709,606
Digital	146,425	142,312
Other	103,573	101,588
Net revenue	$844,548	$953,506
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
Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-suite portfolio, and website and microsite building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.
Other Revenue
Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing content, imputed tower rental income, satellite rental income, and proprietary software licensing.
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
The Company maintains revenue sharing agreements with various content providers and inventory representation agreements with various radio companies. For all revenue sharing and inventory representation agreements, the Company performs an analysis in accordance with ASC 606 to determine if the amounts should be recorded on a gross or net basis. The majority of our revenue sharing agreements are recorded on a gross basis with the shared revenue amount recorded within Content costs in the Consolidated Statements of Operations. Inventory representation agreements are also generally recorded on a gross basis with the fees paid to inventory providers recorded within Content costs in the Consolidated Statements of Operations.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. As of December 31, 2023 and 2022, the Company recorded an asset of $6.5 million and $7.2 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the years ended December 31, 2023 and 2022, was $7.1 million and $6.9 million, respectively. No impairment losses have been recognized in the fiscal years ended December 31, 2023 and 2022.

4. Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life	December 31, 2023	December 31, 2022
Land	N/A	$62,334	$62,485
Broadcasting and other equipment	5 to 7 years	140,795	128,139
Computer and capitalized software costs	1 to 5 years	32,803	16,230
Furniture and fixtures	5 years	7,749	8,265
Leasehold improvements	5 years	25,155	32,054
Buildings and towers	20 years	34,061	32,643
Construction in progress	N/A	5,009	15,639
Property and equipment, gross		307,906	295,455
Less: accumulated depreciation		(127,310)	(105,348)
Property and equipment, net		$180,596	$190,107
Depreciation expense for the years ended December 31, 2023 and 2022, was $38.1 million and $33.1 million, respectively.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable There was no impairment of capitalized internally developed software costs for the years ended December 31, 2023 and 2022.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2023 and 2022 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2021	$823,905	$19,749	$145,000	$32,000	$13,580	$11,053	$1,045,287
Assets held for sale	(49)	(32)	—	—	(32)	—	(113)
Acquisition	—	135	—	—	—	—	135
Dispositions	(768)	—	—	—	—	—	(768)
Impairment charges	(15,544)	—	—	—	—	—	(15,544)
Other (a)	—	—	—	—	—	(11,053)	(11,053)
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$—	$1,017,944

Accumulated Amortization
Balance as of December 31, 2021	$—	$—	$(43,598)	$(22,933)	$(5,408)	$(11,053)	$(82,992)
Amortization Expense	—	—	(14,819)	(6,400)	(1,507)	—	(22,726)
Assets held for sale	—	—	—	—	16	—	16
Other (a)	—	—	—	—	—	11,053	11,053
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$—	$(94,649)
Net Book Value as of December 31, 2022	$807,544	$19,852	$86,583	$2,667	$6,649	$—	$923,295

	Indefinite-Lived		Definite-Lived				Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts	Other
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$—	$1,017,944
Dispositions	(1,307)	(41)	—	—	(41)	—	(1,389)
Impairment charges	(64,521)	(791)	—	—	—	—	(65,312)
Other (a)	—	—	—	(32,000)	—	—	(32,000)
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$—	$13,507	$—	$919,243

Accumulated Amortization
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$—	$(94,649)
Amortization Expense	—	—	(14,818)	(2,667)	(1,503)	—	(18,988)
Dispositions	—	—	—	—	23	—	23
Other (a)	—	—	—	32,000	—	—	32,000
Balance as of December 31, 2023	$—	$—	$(73,235)	$—	$(8,379)	$—	$(81,614)
Net Book Value as of December 31, 2023	$741,716	$19,020	$71,765	$—	$5,128	$—	$837,629
(a) Removed gross carrying amount and accumulated amortization of fully amortized intangible assets.

Total amortization expense related to the Company's definite-lived intangible assets was $19.0 million and $22.7 million, for the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2024	$16,319
2025	16,319
2026	15,069
2027	12,444
2028	11,818
Thereafter	4,924
Total definite-lived intangibles, net	$76,893
Impairment Testing
The Company's indefinite-lived intangible assets consist of FCC licenses and trademarks. The Company performs annual impairment testing of its indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. At the time of each impairment test, if the fair value of the indefinite-lived intangible is less than its carrying amount, an impairment charge is recorded.
The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions and other potential indicators of impairment. No impairment indicators were identified related to the definite-lived intangible assets.
FCC Licenses
A valuation analysis is conducted each year as of December 31 to test the Company's FCC licenses for impairment. The Company determined that its geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore the Company has combined its FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of its FCC licenses, the Company engaged a third-party valuation firm to assist with the development of assumptions and preparation of a valuation utilizing the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). The estimated fair values of the FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by a market participant, and that the use of the asset is physically possible, legally permissible and financially feasible.
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
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2023	December 31, 2022
Discount rate	9.5%	8.9%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	26% – 27%	20% – 30%

As a result of the annual impairment test as of December 31, 2023, we recorded a $64.5 million impairment charge. The impairment charge was primarily driven by an increase in the discount rate, reductions in forecasted revenues in our served markets, and changes in mature operating profit margin assumptions. The reduction in forecasted revenues was largely attributable to uncertainty surrounding current macroeconomic conditions, including an environment of rising interest rates. As a result of the annual impairment test as of December 31, 2022, the Company recorded a $15.5 million impairment charge which also resulted from an increase in the discount rate and slowed broadcast revenue growth. The impairment charges are recorded within Impairment of Intangible Assets on the Consolidated Statements of Operations.
As of December 31, 2023, the FCC license fair value of nine of the Company's geographical markets exceeded the respective carrying amount by less than 10%. The aggregate carrying amount of the licenses relating to these markets was $97.9 million.
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
Trademarks
The Company determined the fair value of the trademarks utilizing the relief-from-royalty method of the income approach. As a result of the annual trademark impairment test as of December 31, 2023, we recorded an $0.8 million impairment charge, which was driven by the same factors as discussed above related to the FCC impairment. The impairment charge is recorded within Impairment of Intangible Assets on the Consolidated Statements of Operations. As a result of the annual trademark impairment test as of December 31, 2022, there was no impairment.
Triggering Events
The Company will continue to monitor changes in economic and market conditions and, if any events or circumstances indicate a triggering event has occurred, the Company will perform an interim impairment test of intangible assets at the appropriate time.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Accrued employee costs	$20,376	$26,023
Accrued third party content costs	18,304	21,557
Accounts payable	13,739	8,151
Financing liability	8,401	7,242
Accrued interest	14,439	13,009
Accrued other	38,813	38,844
Total accounts payable and accrued expenses	$114,072	$114,826
7. Long-Term Debt
The Company's long-term debt consisted of the following (dollars in thousands):

	December 31, 2023	December 31, 2022
Term Loan due 2026	$329,510	$338,452
6.75% Senior Notes	346,245	380,927
Less: Total unamortized debt issuance costs	(3,331)	(4,923)
Total long-term debt, net, excluding current maturities	$672,424	$714,456
Future maturities of the Term Loan due 2026 and 6.75% Senior Notes are as follows (dollars in thousands):

2024	$—
2025	—
2026	675,755
2027	—
2028	—
Thereafter	—
Total	$675,755
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus Media New Holdings Inc., a Delaware corporation and an indirectly wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan, which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Holdings Cumulus Media Intermediate, Inc. ("Intermediate"), a direct wholly-owned subsidiary of the Company, and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the Refinanced Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Except as modified by Amendment No. 2, the existing terms of the Refinanced Credit Agreement remained in effect.
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of December 31, 2023, the Term Loan due 2026 bore interest at a rate of 9.40% per annum.
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
Amounts outstanding under the Refinanced Credit Agreement are guaranteed by Cumulus Media Intermediate Holdings, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company ("Intermediate Holdings"), and the present and future wholly-owned restricted subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the Refinanced Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the Refinanced Credit Agreement as borrowers, and the Guarantors.
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
During the year ended December 31, 2023, the Company repaid $8.9 million principal amount of the Term Loan due 2026. These repayments resulted in a gain on extinguishment of debt of $1.0 million. The Term Loan due 2026 was repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchase, which were not material.
During the year ended December 31, 2022, the Company repaid $5.3 million principal amount of the Term Loan due 2026. These repayments resulted in a gain on extinguishment of debt of $0.3 million. The Term Loan due 2026 was repurchased with cash on hand. The Company wrote-off debt issuance costs as a result of the repurchase, which were not material.
In March 2022, the Company was required by the Excess Cash Flow provisions of the Term Loan due 2026 to make a prepayment of $12.5 million. In connection with the prepayment, the Company wrote-off $0.1 million of debt issuance costs.

As of December 31, 2023, $328.3 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.2 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
Amounts outstanding under the 2020 Revolving Credit Agreement are guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Intermediate Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2020 Revolving Credit Agreement (the "2020 Revolver Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2020 Revolving Credit Agreement as borrowers, and the 2020 Revolver Guarantors.
As of December 31, 2023, $4.4 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2023, the Company was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
Holdings may redeem some or all of the 6.75% Senior Notes at any time, or from time to time, at the following prices:

Year	Price
2022	103.3750%
2023	101.6875%
2024 and thereafter	100.0000%
The 6.75% Senior Notes are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the 6.75% Senior Notes are secured on a second-priority basis), the 6.75% Senior Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2026 (subject to certain exceptions) by liens on substantially all of the assets of the Issuer and the Senior Notes Guarantors.
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
During the year ended December 31, 2023, the Company repaid $34.7 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of $8.8 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.3 million of debt issuance costs.
During the year ended December 31, 2022, the Company repurchased $68.8 million principal amount of the 6.75% Senior Notes. The repurchase resulted in a gain on extinguishment of debt of $4.2 million. The 6.75% Senior Notes were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.6 million of debt issuance costs.
As of December 31, 2023, $344.1 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $2.1 million, and the Issuer was in compliance with all required covenants under the Indenture.
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
The following table shows the gross amount and fair value of the Term Loan due 2026 and the 6.75% Senior Notes (dollars in thousands):

	December 31, 2023	December 31, 2022
Term Loan due 2026:
Gross value	$329,510	$338,452
Fair value - Level 2	250,428	314,760
6.75% Senior Notes:
Gross value	$346,245	$380,927
Fair value - Level 2	231,119	321,833
As of December 31, 2023, the Company used trading prices from a third party of 76.00% and 66.75% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2022, the Company used trading prices from a third party of 93.00% and 84.50% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	Level 1		Level 2		Level 3
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cash equivalents	$49,092	$—	$—	$—	$—	$—
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
As of December 31, 2023, the Company had 21,768,716 aggregate issued shares of common stock, and 16,549,980 outstanding shares consisting of: (i) 21,456,675 issued shares and 16,237,939 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On May 4, 2022, the Board of Directors authorized a share repurchase program (the "prior share repurchase authorization") for up to $50.0 million of outstanding Class A common stock. The prior share repurchase authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "current share repurchase authorization") for up to $25.0 million of outstanding Class A common stock. The current share repurchase authorization superseded and replaced our prior share repurchase authorization and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice.

Under the prior share repurchase authorization, the Company commenced modified Dutch tender offers on May 12, 2023, and May 6, 2022, to purchase up to $10.0 million and $25.0 million shares of its Class A common stock, respectively. Through the 2023 offer, which expired on June 9, 2023, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses. Through the 2022 offer, which expired on June 3, 2022, the Company accepted for payment a total of 1,724,137 shares of the Company's Class A Common stock at a purchase price of $14.50 per share, for an aggregate cost of approximately $25.0 million, excluding fees and expenses.
During the year ended December 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. During the year ended December 31, 2022, the Company repurchased 816,642 shares of our outstanding Class A common stock in the open market at an average purchase price of $8.38 per share for an aggregate cost of approximately $6.8 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the Consolidated Balance Sheet.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the year ended December 31, 2023, was not material.
As of December 31, 2023, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
Stock Purchase Warrants
On June 4, 2018 (the "Effective Date"), the Company entered into a warrant agreement (the "Warrant Agreement") with Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company (i) issued 3,016,853 Series 1 warrants to purchase shares of new Class A common stock or new Class B common stock, on a one-for-one basis with an exercise price of $0.0000001 per share, to certain claimants with claims against our predecessor Company, CM Wind Down Topco, Inc. (formerly known as Cumulus Media, Inc.), and (ii) issued or will issue 712,736 Series 2 warrants to purchase shares of new Class A common stock or new Class B common stock on a one-for-one basis with an exercise price of $0.0000001 per share, to other claimants. Pursuant to an exchange process under the Warrant Agreement, on June 22, 2020, all outstanding warrants were converted into shares of Class A or Class B common stock, and 22,154 remaining Series 2 warrants authorized for issuance were converted into Series 1 warrants, of which none remained outstanding as of December 31, 2023.
10. Stock-Based Compensation Expense
Share-Based Compensation
On April 26, 2023, the Company's stockholders approved an amendment and restatement (the “Amendment”) of the Cumulus Media Inc. 2020 Equity and Incentive Plan (as amended, the “2020 Plan”). Pursuant to the Amendment, the number of shares of Class A common stock reserved for issuance under the Plan was increased by 700,000 shares for an aggregate number of 2,800,000 shares of Class A common stock. Such shares may be shares of original issuance or treasury shares or a combination of the foregoing. Awards can be made under the 2020 Plan for a period of ten years from April 26, 2023, subject to the right of the stockholders and the Board to terminate the 2020 Plan at any time. The purpose of the 2020 Plan is intended to, among other things, help attract, motivate and retain key employees and directors and to reward them for making major contributions to the success of the Company. The 2020 Plan permits awards to be made to employees, directors, or consultants of the Company or an affiliate of the Company.
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
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2023 and 2022, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2023 and 2022:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of December 31, 2021	735,895	$19.91	2.3	$405
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(19,640)	$22.88		—
Outstanding as of December 31, 2022	716,255	$19.83	1.2	$103
Exercisable as of December 31, 2022	559,505	$21.82	0.9	$51

Outstanding as of December 31, 2022	716,255	$19.83	1.2	$103
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(402,755)	$25.37		—
Outstanding as of December 31, 2023	313,500	$12.70	1.1	$49
Exercisable as of December 31, 2023	235,125	$12.70	1.1	$37
(1) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

Unrecognized compensation cost related to unvested stock options is not material as of December 31, 2023. There was $0.4 million of unrecognized compensation cost related to unvested stock options as of December 31, 2022. The weighted-average recognition period is 0.1 years and 0.6 years for each period, respectively.

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
The following table summarizes the activities for our RSUs for the years ended December 31, 2023 and 2022 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	829,521	$10.59
Granted	624,553	10.30
Vested	(390,108)	10.91
Forfeited	(11,187)	11.29
Nonvested as of December 31, 2022	1,052,779	$10.29
Granted	971,362	4.89
Vested	(603,926)	9.12
Forfeited	(62,953)	5.49
Nonvested as of December 31, 2023	1,357,262	$7.17
As of December 31, 2023 and 2022, there was $5.9 million and $6.3 million, respectively, of unrecognized compensation cost related to unvested RSUs with a weighted-average recognition period of 1.2 years for each period.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations was as follows (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Stock option grants	$375	$623
Restricted stock unit grants	4,895	5,606
Total expense	$5,270	$6,229
The associated tax benefits related to these stock-based compensation awards for the years ended December 31, 2023 and 2022, was $1.4 million and $1.6 million, respectively.
The Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

11. Income Taxes
Income tax expense for the Company years ended December 31, 2023 and 2022, consisted of the following (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current income tax expense
Federal	$(339)	$(444)
State and local	(122)	2,777
Total current income tax expense	$(461)	$2,333

Deferred income tax expense
Federal	$6,318	$711
State and local	11,326	326
Total deferred tax expense	17,644	1,037
Total income tax expense	$17,183	$3,370
Total income tax expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2023 and 2022, as a result of the following (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Computed income tax expense at federal statutory rate on pre-tax income	$(21,146)	$4,117
State income tax expense, net of federal tax expense	(3,390)	1,542
Bankruptcy costs	8	153
Section 162(m) disallowance	1,106	1,510
Valuation allowance	40,946	—
Provision to return	(281)	22
Uncertain tax positions	(428)	(5,397)
Allowance for state tax receivables	—	943
Tax credits	(240)	(242)
Other adjustments	608	722
Net income tax expense	$17,183	$3,370

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Accounts receivable	$1,517	$1,507
Leases	40,952	42,912
Other liabilities and assets	4,358	5,229
Debt costs	617	840
Interest limitation	24,473	12,152
Financing liabilities	50,119	51,725
Net operating loss	7,669	305
Total deferred income tax assets before valuation allowance	129,705	114,670
Less: valuation allowance	(40,946)	—
Total deferred tax assets	$88,759	$114,670
Deferred income tax liabilities:
Intangible assets	$43,563	$46,709
Property and equipment	26,568	25,821
Leases	30,953	35,141
Other	—	1,680
Total deferred income tax liabilities	$101,084	$109,351
Total net deferred income tax (liabilities)/assets	$(12,325)	$5,319
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
As of December 31, 2023, the Company recorded a valuation allowance of $40.9 million on the deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes because it is more likely than not that some of the tax benefits will not be realized in the future, primarily from recent losses driven by the impairment of our FCC broadcast licenses.
As of December 31, 2022, the Company did not record a valuation allowance because all of the deferred tax assets were more likely than not to be realized based on the future reversal of existing deferred tax liabilities and projections of future taxable income.
As of December 31, 2023, the Company had Federal net operating loss carryforwards available to offset future taxable income of approximately $27.6 million, which can be carried forward to future years indefinitely. The Company had state net operating loss carryforwards available to offset future income of approximately $44.0 million which, if not utilized, will expire 2028 through 2043. As of December 31, 2023, the Company had deferred tax assets related to federal and state interest expense disallowance carryforwards of $24.5 million, which are available to offset future taxable income and have an indefinite carryforward period.
The Company recorded reductions to uncertain tax positions of $0.4 million and relevant interest and penalties of $0.1 million as a result of the expiration of the applicable statute of limitations as of December 31, 2023. The Company records interest and penalties related to uncertain tax positions in income tax expense. For interest and penalties, the income tax expense amounts recorded were not material in the years ended December 31, 2023 and 2022. No interest and penalties were accrued as of December 31, 2023. As of December 31, 2022, the total interest and penalties accrued was $0.1 million.
As of December 31, 2023, the Company had no uncertain tax positions. As of December 31, 2022, the total uncertain tax positions and accrued interest and penalties were $0.5 million.

All federal income tax returns are closed for tax years through 2019. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2019 have been closed.
The following table reconciles uncertain tax positions (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at beginning of period	$385	$5,570
Decreases relating to expiration of the statute of limitations	(385)	(5,185)
Balance at end of period	$—	$385
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
For the twelve months ended December 31, 2023, given the net loss attributable to the Company's common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive. For the twelve months ended December 31, 2022, potential common shares related to certain of the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive. The Company applies the two-class method to calculate (loss) earnings per share. Because both classes share the same rights in dividends and (losses) earnings, (loss) earnings per share (basic and diluted) are the same for both classes.
The following table presents the reconciliation of basic to diluted weighted average common shares (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(117,879)	$16,235
Basic net (loss) income attributable to common shares	$(117,879)	$16,235
Denominator:
Basic weighted average shares outstanding	17,269	19,560
Basic undistributed net (loss) income per share attributable to common shares	$(6.83)	$0.83

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(117,879)	$16,235
Diluted net (loss) income attributable to common shares	$(117,879)	$16,235
Denominator:
Basic weighted average shares outstanding	17,269	19,560
Effect of dilutive options and restricted stock units	—	463
Diluted weighted average shares outstanding	17,269	20,023
Diluted undistributed net (loss) income per share attributable to common shares	$(6.83)	$0.81

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
The Company's leases typically have lease terms between five to ten years. Most of these leases include one or more renewal options for periods ranging from one to ten years. At lease commencement, the Company assesses whether it is reasonably certain to exercise a renewal option. Options that are reasonably certain of being exercised are factored into the determination of the lease term, and related payments are included in the calculation of the right-of-use asset and lease liability. The Company assumes that tower and land leases will be renewed for one additional term.
The Company uses its incremental borrowing rate to calculate the present value of lease payments. The incremental borrowing rate is based on the interest rate defined within with our Refinanced Credit Agreement.
During 2023 and 2022, the Company continued to evaluate its real estate footprint. For leases which were abandoned, the remaining lease costs were accelerated between the decision date and cease use date. In 2023, the Company also recorded an $11.4 million impairment charge related a certain lease which is expected to be sublet for an amount less than the current contractual agreement. The impairment charge is included within Corporate expenses on the Company's Consolidated Statements of Operations.
The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2023 and 2022 (dollars in thousands):

	Balance Sheet Location	December 31, 2023	December 31, 2022
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$118,646	$135,236
Finance, net of accumulated amortization of $1,327 and $544 at December 31, 2023 and 2022, respectively	Other assets	3,330	2,494
Total Assets		$121,976	$137,730

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$27,515	$27,970
Finance	Accounts payable and accrued expenses	1,259	791
Noncurrent
Operating	Operating lease liabilities	113,141	119,925
Finance	Other liabilities	2,168	1,719
Total Liabilities		$144,083	$150,405

The following table presents the total lease cost for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Statement of Operations Location	December 31, 2023	December 31, 2022
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$25,508	$29,083
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	940	289
Interest on lease liabilities	Interest expense	214	33
Total Lease Cost		$26,662	$29,405
Total lease income related to our lessor arrangements was $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.
Other Supplementary Data
The following tables present other supplementary information for the years ended December 31, 2023 and 2022, respectively (dollars in thousands):

	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,127	$25,584
Operating cash flows from finance leases	202	28
Financing cash flows from finance leases	837	287

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,592	$13,405

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)
Operating leases	7.96	8.39
Finance leases	3.00	3.75
Weighted Average Discount Rate
Operating leases	7.20%	6.20%
Finance leases	6.55%	6.44%
As of December 31, 2023, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2024	$27,278	$1,302	$28,580
2025	24,839	1,237	26,076
2026	22,998	1,115	24,113
2027	22,022	121	22,143
2028	20,253	13	20,266
Thereafter	63,044	—	63,044
Total lease payments	$180,434	$3,788	$184,222
Less: imputed interest	(39,778)	(361)	(40,139)
Total	$140,656	$3,427	$144,083

Future minimum payments related to the Company's failed sale-leasebacks as of December 31, 2023 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2024	$14,602	$1,751	$16,353
2025	15,040	301	15,341
2026	15,491	—	15,491
2027	15,956	—	15,956
2028	16,435	—	16,435
Thereafter	124,759	—	124,759
	$202,283	$2,052	$204,335
Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2023 were as follows (dollars in thousands):

Operating Leases
2024	$397
2025	264
2026	131
2027	115
2028	104
Thereafter	1,193
Total lease receivables	$2,204

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
As of December 31, 2023, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2024	$124,040
2025	106,119
2026	45,794
2027	10,736
2028	245
Thereafter	—
Total	$286,934
As of December 31, 2023, the Company believes that it will meet all such minimum obligations.
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
In August 2015, the Company was named as a defendant in two separate putative class action lawsuits relating to its use and public performance of certain sound recordings fixed prior to February 15, 1972 (the "Pre-1972 Recordings"). The first suit, ABS Entertainment, Inc., et. al. v. Cumulus Media Inc., was filed in the U.S. District Court for the Central District of California and alleged, among other things, copyright infringement under California state law, common law conversion, misappropriation and unfair business practices. On December 11, 2015, this suit was dismissed without prejudice. The second suit, ABS Entertainment, Inc., v. Cumulus Media Inc., was filed in the U.S. District Court for the Southern District of New York and claimed, among other things, common law copyright infringement and unfair competition. The New York lawsuit was stayed pending an appeal before the Second Circuit involving unrelated third parties over whether the owner of a Pre-1972 Recording holds an exclusive right to publicly perform that recording under New York common law. On December 20, 2016, the New York Court of Appeals held that New York common law does not recognize a right of public performance for owners of pre-1972 Recordings. As a result of that case (to which Cumulus Media Inc. was not a party) the New York case against Cumulus Media Inc., was voluntarily dismissed by the plaintiffs on April 3, 2017. On October 11, 2018, President Trump signed the Orrin G. Hatch-Bob Goodlatte Music Modernization Act (the "Music Modernization Act") into law, which, among other things, provides new federal rights going forward for owners of pre-1972 Recordings. The question of whether public performance rights existed for Pre-1972 recordings under state law prior to the enactment of the new Music Modernization Act was, until recently, still being litigated by other parties in California. On August 23, 2021, the Ninth Circuit held in the matter of Flo & Eddie, Inc. v. Sirius XM Radio Inc., Case No. 17-55844, that no such public performance right exists under California law. But those plaintiffs continue to litigate a separate case, Flo & Eddie, Inc. v. Pandora Media, LLC, which is pending in the Central District of California (2:14-cv-07648-PSG-GJS). Pandora attempted to dismiss the lawsuit under California’s anti-SLAPP statute, claiming that its broadcast of Pre-1972 recordings constituted speech on an issue of public interest and that Flo & Eddie’s claims have no merit. The district court denied the motion on the ground that the anti-SLAPP statute did not cover Pandora’s conduct, and the Ninth Circuit affirmed the denial (No. 20-56134). Following the Ninth Circuit’s direction to consider expedited motion practice on the legal validity of Flo & Eddie’s claims given the Ninth Circuit’s decision in the Sirius XM Radio case, the district court set a schedule for Pandora to file a motion for summary judgment, which was subsequently filed and briefed. The motion was granted on July 25, 2023 in Pandora's favor. The district court found that there is an absence of a public performance right owned by plaintiff. A notice of appeal was filed by plaintiff on August 25, 2023, and subsequently dismissed by the court on September 19, 2023 in response to the filing by plaintiff of a motion for voluntary dismissal. Based on the final determination of the dispute in Pandora's favor, the proceeding is unlikely to pose any material risk to the Company's financial position, results of operations or cash flows.
On February 24, 2020, two individual plaintiffs filed a putative class action lawsuit against the Company in the U.S. District Court for the Northern District of Georgia (the “District Court”) alleging claims regarding the Cumulus Media Inc. 401(k) Plan (the "Plan"). The case alleges that the Company breached its fiduciary duties under the Employee Retirement Income Security Act of 1974 in the oversight of the Plan, principally by selecting and retaining certain investment options despite their higher fees and costs than other available investment options, causing participants in the Plan to pay excessive recordkeeping fees, and by failing to monitor other fiduciaries. The plaintiffs seek unspecified damages on behalf of a class of Plan participants from February 24, 2014 through the date of any judgment (the "Class Period"). On May 28, 2020, the Company filed a motion to dismiss the complaint. On December 17, 2020, the District Court entered an order dismissing one of the individual plaintiffs and all claims against the Company except those that arose on or after February 24, 2019 (i.e., one year prior to the filing of the Complaint). On March 24, 2021, the Company filed a motion seeking dismissal of all remaining claims. On October 15, 2021, the District Court entered an order granting the Company’s motion and dismissing all remaining claims. On November 12, 2021, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Eleventh Circuit. While the appeal was pending, the parties agreed to a settlement, that if granted final approval, will resolve all of the claims against the Company on a class-wide basis for the entire Class Period, and will provide the Company a general release. On February 16, 2023, the District Court granted preliminary approval to the settlement. On July 10, 2023, the Court held a fairness hearing and on July 11, 2023, the Court issued an order granting final approval to the settlement. All applicable appeal deadlines have expired and the Court's order approving the settlement is now final. The Company has made a settlement payment for which the Company was indemnified by one of its insurance carriers. The proceeds of the settlement are being distributed according to a plan of allocation by the District Court.
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

15. Subsequent Events
Proceeds from BMI Sale
We received $14.8 million in cash proceeds related to the February 2024 sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC. The Company's equity ownership in BMI began decades ago and changed through acquisitions and divestitures of other broadcast stations and companies over the years. We intend to use the proceeds for general corporate purposes, which may include the repayment of debt.
Rights Plan
On February 21, 2024, the Board adopted a rights plan and declared a dividend of (a) one Class A right (a "Class A Right") in respect of each share of Class A common stock and (b) one Class B right (a "Class B Right") in respect of each share of Class B common stock. The dividend is payable on March 4, 2024 to the Company’s stockholders of record on that date. The terms of the Rights and the rights plan are set forth in a Stockholder Rights Agreement, dated as of February 21, 2024 (the "Rights Agreement"), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (or any successor rights agent), as it may be amended from time to time. If the Rights become exercisable, (a) each Class A Right would allow its holder to purchase from the Company one ten-thousandth of a Class A Common Share for a purchase price of $25.00 and (b) each Class B Right would allow its holder to purchase from the Company one ten-thousandth of a Class B Common Share for a purchase price of $25.00. Unless earlier redeemed or exchanged, the Rights will expire on February 20, 2025.
Generally, the Rights Agreement imposes a significant penalty upon any person or group (other than the Company or certain related persons) that is or becomes the beneficial owner of 15% or more of the Company’s outstanding Class A common stock without the prior approval of the Board. In the case of a person or group that beneficially owns more than the applicable threshold of the Company’s outstanding Class A common stock on the date the plan is adopted, the Rights will not be triggered unless and until such person or group becomes the beneficial owner of any additional shares of the Company’s outstanding Class A common stock. A person or group that acquires beneficial ownership of a percentage of the Company’s Class A common stock in excess of the applicable threshold is called an "Acquiring Person." Any Rights held by an Acquiring Person will be null and void and may not be exercised. The term "beneficial ownership" is defined in the Rights Agreement and includes, among other things, shares of Class A common stock into which Class B common stock, other securities that may be exercised or converted and certain derivative arrangements.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
December 31, 2023	$5,936	$3,164	$(3,117)	$5,983
December 31, 2022	$5,816	$3,411	$(3,291)	$5,936
Valuation allowance on deferred taxes
December 31, 2023	$—	$40,946	$—	$40,946
December 31, 2022	$—	$—	$—	$—

S-1