Form 10-Q
period 2024-03-31
CUMULUS MEDIA INC
filed 2024-05-03
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

 N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	CMLS	Nasdaq Global Market
Class A common stock purchase rights	N/A	Nasdaq Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of April 26, 2024, the registrant had 16,885,817 outstanding shares of common stock consisting of: 16,573,776 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$68,339	$80,660
Accounts receivable, less allowance for doubtful accounts of $6,018 and $5,983 at March 31, 2024 and December 31, 2023, respectively	170,438	180,706
Trade receivable	2,389	1,495
Prepaid expenses and other current assets	35,075	24,036
Total current assets	276,241	286,897
Property and equipment, net	179,433	180,596
Operating lease right-of-use assets	114,806	118,646
Broadcast licenses	741,677	741,716
Other intangible assets, net	91,833	95,913
Other assets	14,543	16,533
Total assets	$1,418,533	$1,440,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$109,607	$114,072
Current portion of operating lease liabilities	27,335	27,515
Trade payable	2,899	2,152
Total current liabilities	139,841	143,739
Term loan due 2026, net of debt issuance costs of $1,090 and $1,223 at March 31, 2024 and December 31, 2023, respectively	328,420	328,287
6.75% senior notes, net of debt issuance costs of $1,913 and $2,108 at March 31, 2024 and December 31, 2023, respectively	344,332	344,137
Operating lease liabilities	109,069	113,141
Financing liabilities, net	203,967	205,890
Other liabilities	6,877	6,200
Deferred income tax liabilities	13,611	12,325
Total liabilities	1,146,117	1,153,719
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 22,054,180 and 21,456,675 shares issued; 16,573,776 and 16,237,939 shares outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Treasury stock, at cost, 5,480,404 and 5,218,736 shares at March 31, 2024 and December 31, 2023, respectively	(46,831)	(45,747)
Additional paid-in-capital	354,804	353,732
Accumulated deficit	(35,557)	(21,403)
Total stockholders’ equity	272,416	286,582
Total liabilities and stockholders’ equity	$1,418,533	$1,440,301
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended March 31,
	2024	2023
Net revenue	$200,053	$205,692
Operating expenses:
Content costs	85,057	88,666
Selling, general and administrative expenses	94,760	94,301
Depreciation and amortization	14,869	14,684
Corporate expenses	15,832	14,015
Loss (gain) on sale or disposal of assets or stations	9	(7,009)
Total operating expenses	210,527	204,657
Operating (loss) income	(10,474)	1,035
Non-operating expense:
Interest expense	(17,360)	(17,666)
Interest income	346	369
Gain on early extinguishment of debt	—	617
Other income (expense), net	14,833	(18)
Total non-operating expense, net	(2,181)	(16,698)
Loss before income taxes	(12,655)	(15,663)
Income tax expense	(1,499)	(5,804)
Net loss	$(14,154)	$(21,467)
Basic and diluted loss per common share (see Note 9, "Loss Per Share"):
Basic: Loss per share	$(0.85)	$(1.17)
Diluted: Loss per share	$(0.85)	$(1.17)
Weighted average basic common shares outstanding	16,685,413	18,286,168
Weighted average diluted common shares outstanding	16,685,413	18,286,168

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the three months ended March 31, 2024
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(14,154)	(14,154)
Shares returned in lieu of tax payments	—	—	—	—	261,668	(1,084)	—	—	(1,084)
Issuance of common stock	335,837	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,072	—	1,072
Balance at March 31, 2024	16,573,776	$—	312,041	$—	5,480,404	$(46,831)	$354,804	$(35,557)	$272,416

For the three months ended March 31, 2023
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(21,467)	(21,467)
Shares returned in lieu of tax payments	—	—	—	—	220,949	(1,421)	—	—	(1,421)
Issuance of common stock	252,245	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,126	—	1,126
Treasury stock purchased under share repurchase program	(323,285)	—	—	—	323,285	(1,511)	—	—	(1,511)
Balance at March 31, 2023	17,853,970	$—	312,041	$—	3,471,973	$(39,465)	$349,588	$75,009	$385,132

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,154)	$(21,467)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,869	14,684
Amortization and write-off of debt issuance costs	443	480
Provision for doubtful accounts	384	815
Gain on sale or disposal of assets or stations	9	(7,009)
Gain on sale of BMI	(14,846)	—
Gain on early extinguishment of debt	—	(617)
Deferred income taxes	1,286	1,679
Stock-based compensation expense	1,072	1,126
Non-cash interest expense on financing liabilities	975	982
Non-cash imputed rental income	(1,222)	(1,187)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	9,884	43,415
Trade receivable	(894)	(352)
Prepaid expenses and other current assets	(11,044)	(1,504)
Operating leases, net	(412)	(337)
Other assets	1,658	(936)
Accounts payable and accrued expenses	(4,454)	(7,553)
Trade payable	747	432
Other liabilities	(408)	1,007
Net cash (used in) provided by operating activities	(16,107)	23,658
Cash flows from investing activities:
Proceeds from sale of assets or stations	56	7,297
Proceeds from sale of BMI	14,846	—
Capital expenditures	(8,166)	(7,372)
Net cash provided by (used in) investing activities	6,736	(75)
Cash flows from financing activities:
Repayment of borrowings under term loan	—	(3,564)
Repayments of borrowings under 6.75% senior notes	—	(2,069)
Treasury stock purchases	—	(1,511)
Payment of contingent consideration	—	(2,000)
Shares returned in lieu of tax payments	(1,084)	(1,421)
Repayments of financing liabilities	(1,607)	(1,387)
Repayments of finance lease obligations	(259)	(181)
Net cash used in financing activities	(2,950)	(12,133)
(Decrease) increase in cash and cash equivalents	(12,321)	11,450
Cash and cash equivalents at beginning of period	80,660	107,433
Cash and cash equivalents at end of period	$68,339	$118,883

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
Nature of Business
Cumulus Media (NASDAQ: CMLS) is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 401 owned-and-operated radio stations across 85 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,800 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. Cumulus Media is the only audio media company to provide marketers with local and national advertising performance guarantees. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2023, was derived from the Company’s audited financial statements as of December 31, 2023, and our accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2024, and for the periods ended March 31, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the three months ended March 31, 2024 and 2023, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of March 31, 2024 and December 31, 2023, assets held for sale were not material.

Proceeds from BMI Sale
The Company received $14.8 million in cash proceeds related to the February 2024 sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC. The Company's equity ownership in BMI began decades ago and changed through acquisitions and divestitures of other broadcast stations and companies over the years. The Company recorded the proceeds in the other income (expense), net, financial statement line item of the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2024.
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
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$21,969	$17,895
Income taxes paid (refunded)	35	(27)
Supplemental disclosures of non-cash flow information:
Trade revenue	$15,391	$14,000
Trade expense	14,747	13,655
Noncash principal change in financing liabilities	(165)	(123)
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
2. Disposition
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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Broadcast radio revenue:
Spot	$90,573	$97,713
Network	49,162	50,297
Total broadcast radio revenue	139,735	148,010
Digital	34,447	32,089
Other	25,871	25,593
Net revenue	$200,053	$205,692
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the three months ended March 31, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $15.4 million and $14.0 million, respectively; and (2) trade and barter expenses of $14.7 million and $13.7 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, the Company recorded an asset of approximately $6.2 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2024 and December 31, 2023 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$13,507	$919,243
Dispositions	(39)	—	—	(1)	(40)
Balance as of March 31, 2024	$741,677	$19,020	$145,000	$13,506	$919,203

Accumulated Amortization
Balance as of December 31, 2023	$—	$—	$(73,235)	$(8,379)	$(81,614)
Amortization expense	—	—	(3,704)	(375)	(4,079)
Balance as of March 31, 2024	$—	$—	$(76,939)	$(8,754)	$(85,693)
Net Book Value as of March 31, 2024	$741,677	$19,020	$68,061	$4,752	$833,510
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets, primarily broadcast advertising and affiliate relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three months ended March 31, 2024. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Term Loan due 2026	$329,510	$329,510
6.75% Senior Notes	346,245	346,245
Less: Total unamortized debt issuance costs	(3,003)	(3,331)
Long-term debt, net	$672,752	$672,424
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a credit agreement by and among Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "Refinanced Credit Agreement"). Pursuant to the Refinanced Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Cumulus Media Intermediate, Inc. ("Intermediate Holdings"), a direct wholly-owned subsidiary of the Company, and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate Holdings, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the Refinanced Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Except as modified by Amendment No. 2, the existing terms of the Refinanced Credit Agreement remained in effect.
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of March 31, 2024, the Term Loan due 2026 bore interest at a rate of 9.19% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 31, 2026.
During the three months ended March 31, 2023, the Company repaid $3.8 million principal amount of the Term Loan due 2026. The repayment resulted in a gain on extinguishment of debt of $0.2 million. The Term Loan due 2026 was repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment which were not material.
As of March 31, 2024, $328.4 million remained outstanding under the Term Loan due 2026, net of debt issuance costs of $1.1 million, and we were in compliance with all required covenants under the Refinanced Credit Agreement.
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
As of March 31, 2024, $4.4 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of March 31, 2024, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As of March 31, 2024, $344.3 million remained outstanding under the 6.75% Senior Notes, net of debt issuance costs of $1.9 million, and Holdings was in compliance with all required covenants under the Indenture.
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loan due 2026 and 6.75% Senior Notes (dollars in thousands):

	March 31, 2024	December 31, 2023
Term Loan due 2026:
Gross value	$329,510	$329,510
Fair value - Level 2	199,354	250,428
6.75% Senior Notes:
Gross value	$346,245	$346,245
Fair value - Level 2	200,822	231,119
As of March 31, 2024, the Company used trading prices from a third party of 60.50% and 58.00% to calculate the fair value of the Term Loan due 2026 and the 6.75% Senior Notes, respectively.
As of December 31, 2023, the Company used trading prices from a third party of 76.00% and 66.75% to calculate the fair value of the Term Loan 2026 and the 6.75% Senior Notes, respectively.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Level 1		Level 2		Level 3
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Cash equivalents	$24,937	$49,092	$—	$—	$—	$—
7. Income Taxes
For the three months ended March 31, 2024, the Company recorded an income tax expense of $1.5 million on pre-tax book loss of $12.7 million, resulting in an effective tax rate of approximately (11.8)%. For the three months ended March 31, 2023, the Company recorded an income tax expense of $5.8 million on pre-tax book loss of $15.7 million, resulting in an effective tax rate of approximately (37.1)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended March 31, 2024 and March 31, 2023, primarily relate to the valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of March 31, 2024 and December 31, 2023, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of March 31, 2024, the Company had 22,366,221 aggregate issued shares of common stock, and 16,885,817 outstanding shares consisting of: (i) 22,054,180 issued shares and 16,573,776 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
Shareholder Rights Plan
On February 21, 2024, our Board adopted a rights plan and declared a dividend of (a) one Class A right (a "Class A Right") in respect of each share of the Company's Class A common stock, par value $0.0000001 per share (the "Class A Common Shares") and (b) one Class B right (a "Class B Right," and, together with the Class A Rights, the "Rights") in respect of each share of the Company's Class B common stock, par value $0.0000001 per share (the "Class B Common Shares" and together with the Class A Common Shares, the "Common Shares"). The dividend distribution was made on March 4, 2024 to the Company's stockholders of record on that date. The terms of the Rights and the rights plan are set forth in a Stockholder Rights Agreement, dated as of February 21, 2024 (the "Rights Agreement"), by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (or any successor rights agent), as it may be amended from time to time.
In the event that a person or group that is or becomes the beneficial owner of 15% or more of the Company's outstanding Class A Common Shares without prior approval of the Board, subject to certain exceptions (such person or group, an "Acquiring Person"), (a) each Class A Right would allow its holder to purchase from the Company one ten-thousandth of a Class A Common Share for a purchase price of $25.00 and (b) each Class B Right would allow its holder to purchase from the Company one ten-thousandth of a Class B Common Share for a purchase price of $25.00. Prior to exercise, a Right does not give its holder any dividend, voting or liquidation rights.

After the date that the Rights become exercisable (the "Distribution Date"), if a person or group is or becomes an Acquiring Person, all holders of Rights, except the Acquiring Person, may exercise their (a) Class A Rights, upon payment of the applicable purchase price, to purchase Class A Common Shares (or other securities or assets as determined by the Board) with a market value of two times the applicable purchase price, and (b) Class B Rights, upon payment of the applicable purchase price, to purchase Class B Common Shares (or other securities or assets as determined by the Board) with a market value of two times the applicable purchase price. After the date that the Rights become exercisable, if a flip-in event has already occurred and the Company is acquired in a merger or similar transaction, all holders of Rights, except such Acquiring Person, may exercise their Rights, upon payment of the purchase price, to purchase shares of the acquiring corporation with a market value of two times the applicable purchase price of the Rights.
In addition, after the later of the Distribution Date and the date of the Company's first public announcement that a person or group has become an Acquiring Person, the Board may exchange each Right (other than Rights that have become null and void) at an exchange ratio of (a) one Class A Common Share per Class A Right and (b) one Class B Common Share per Class B Right. The Board may redeem all (but not less than all) of the Rights for a redemption price of $0.001 per Right at any time before the date of the Company's first public announcement or disclosure that a person or group has become an Acquiring Person.
The Board may adjust the purchase price of Common Shares, the number of Common Shares issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including among others, a stock dividend, a stock split or a reclassification of the Company’s Common Shares. No adjustments to the purchase price of less than 1% will be made. Before the time Rights cease to be redeemable, the Board may amend or supplement the Rights Agreement without the consent of the holders of the Rights, except that no amendment may decrease the Redemption Price below $0.001 per Right. At any time thereafter, the Board may amend or supplement the Rights Agreement to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions or to make any additional changes to the Rights Agreement, to the extent that those changes do not impair or adversely affect any Rights holder and do not result in the Rights again becoming redeemable. The limitations on the Board’s ability to amend the Rights Agreement do not affect the Board’s power or ability to take any other action that is consistent with its fiduciary duties and the terms of the Rights Agreement, including without limitation, accelerating or extending the Expiration Date of the Rights, making any amendment to the Rights Agreement that is permitted by the Rights Agreement or adopting a new Rights Agreement with such terms as the Board determines in its sole discretion to be appropriate. Unless earlier redeemed or exchanged, the Rights will expire on February 20, 2025.
Share Repurchase Program
On May 4, 2022, the Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Authorization") for up to $50.0 million of outstanding Class A common stock. The Prior Share Repurchase Authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization superseded and replaced our Prior Share Repurchase Authorization, and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the Company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice.
During the three months ended March 31, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the three months ended March 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock, and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the three months ended March 31, 2023, was not material.
As of March 31, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.

9. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards.
For the three months ended March 31, 2024 and 2023, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended March 31,
	2024	2023
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(14,154)	$(21,467)
Basic net loss attributable to common shares	$(14,154)	$(21,467)
Denominator:
Basic weighted average shares outstanding	16,685	18,286
Basic undistributed net loss per share attributable to common shares	$(0.85)	$(1.17)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(14,154)	$(21,467)
Diluted net loss attributable to common shares	$(14,154)	$(21,467)
Denominator:
Basic weighted average shares outstanding	16,685	18,286
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	16,685	18,286
Diluted undistributed net loss per share attributable to common shares	$(0.85)	$(1.17)
10. Commitments and Contingencies
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

Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act and FCC regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25 percent in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. The Company previously filed a petition for declaratory relief (the "PDR") requesting the FCC to permit the Company to be up to 100% foreign-owned.
As previously disclosed, on May 29, 2020, the Media Bureau of the FCC issued a Declaratory Ruling (the "Declaratory Ruling") granting the relief requested in the PDR. The Declaratory Ruling permits up to 100% of the Company’s equity and voting stock to be owned by non-U.S. persons, subject to the condition that the Company obtain specific FCC approval for any non-U.S. individual, entity or group to hold, directly or indirectly, more than 5% (or in the case of certain institutional investors 10%) of the Company’s equity or voting stock, or a controlling interest in the Company.
On February 23, 2024, the Company filed a remedial petition for declaratory ruling (the "Remedial PDR") with the FCC. The Remedial PDR relates to the acquisition by Renew Private Group Ltd. (together with its affiliates, the "Group") of the Company’s outstanding Class A shares. Specifically, on January 24, 2024, the Group filed a Schedule 13D with the SEC, in which the Group disclosed beneficial ownership of 1,621,426 shares of the Company’s Class A shares, representing approximately 10.01% of the Company’s outstanding Class A shares. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the Declaratory Ruling issued by the FCC relating to the Company’s foreign ownership on May 29, 2020, both of which limit a foreign investor in the Group’s position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the Group and (b) advance approval for the Group to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99%. The Remedial PDR remains pending before the FCC.
11. Subsequent Events
Notes Exchange Offer
On May 2, 2024, Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), consummated its previously announced offer (the "Exchange Offer") to exchange any and all of its outstanding 6.75% Senior Notes for new 8.000% Senior Secured First-Lien Notes due 2029 (the "New Notes"). In connection with the Exchange Offer, Holdings accepted approximately $325.7 million in aggregate principal amount of 6.75% Senior Notes tendered in the Exchange Offer in exchange for approximately $308.8 million in aggregate principal amount of New Notes. After giving effect to the Exchange Offer, including fees and expenses, as of May 2, 2024, there was approximately $20.5 million in aggregate principal amount of 6.75% Senior Notes outstanding and approximately $308.8 million in aggregate principal amount of New Notes outstanding.
The New Notes were issued pursuant to an Indenture (the "New Notes Indenture"), dated as of May 2, 2024, by and among Holdings, the guarantors party thereto, and U.S. Bank National Association, as trustee. Interest on the New Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2024. The New Notes mature on July 1, 2029. Holdings may redeem the New Notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption.
The New Notes are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the New Notes are secured on a second-priority basis), the New Notes and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2029 (subject to certain exceptions) by liens on substantially all of the assets of the Holdings and the Senior Notes Guarantors.
The New Notes Indenture contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. A default under the New Notes could cause a default under the New Credit Agreement.
The New Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the New Notes for resale under the Securities Act, or the securities laws of any other jurisdiction and is not required to exchange the New Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

Term Loan Exchange Offer
Concurrently with the Exchange Offer, on May 2, 2024, Holdings completed its previously announced offer (the "Term Loan Exchange") to exchange its Term Loan due 2026 (the "Old Term Loans"), for new senior secured term loans due May 2, 2029 (the "New Term Loans") issued under a new credit agreement. In connection with the Term Loan Exchange Offer, Holdings exchanged approximately $328.3 million in aggregate principal amount of its Term Loan due 2026 for approximately $311.8 million in aggregate principal amount of New Term Loans. After giving effect to the Term Loan Exchange Offer, including fees and expenses, as of May 2, 2024, there was approximately $1.2 million in aggregate principal amount outstanding under its Term Loan due 2026 and approximately $311.8 million in aggregate principal amount outstanding under its New Term Loan.
Upon consummation of the Term Loan Exchange Offer, the Issuer entered into a new Term Loan Credit Agreement (the "New Credit Agreement"), by and among the Issuer, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The New Term Loans have a maturity date occurring on the date that May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) Secured Overnight Financing Rate ("SOFR") plus a SOFR Adjustment (as defined therein), subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the New Credit Agreement has substantially similar representations and events of default as the Old Term Loan Agreement has (prior to giving effect to the Term Loan Exchange Offer).
The New Credit Agreement contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. The New Term Loans and related guarantees are secured by first-priority (with respect to the Term Loan Priority Collateral (as defined in the New Credit Agreement)) and second-priority (with respect to the ABL Priority Collateral (as defined in the New Credit Agreement)) security interests in, subject to permitted liens and certain exceptions, substantially all of the existing and future assets of the Issuer and the Existing Guarantors, which assets also secure the 2020 Revolving Credit Agreement and do not secure the Old Notes. In addition, the New Term Loans are guaranteed by certain subsidiaries that are designated as unrestricted under the Old Term Loans and the Old Notes and secured by first-priority security interests in, subject to permitted liens and certain exceptions, the assets of such subsidiaries. The Old Notes and Old Term Loans do not have the benefit of such additional guarantees and collateral.
Amendment to ABL Credit Agreement
On May 2, 2024, the Borrowers and Intermediate Holdings entered into a sixth amendment (the "Sixth Amendment") to the 2020 Revolving Credit Agreement which, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to March 1, 2029, provided, that if any Indebtedness for borrowed money of New Holdings or one of its Restricted Subsidiaries with an aggregate principal amount in excess of the lesser of (A) $50.0 million and (B) the greater of (x) $35.0 million and (y) the aggregate principal amount of Indebtedness outstanding under the Refinanced Credit Agreement and the Indenture is outstanding on the date that is 90 days prior to the stated maturity of such Indebtedness (each such date, a “Springing Maturity Date”), then the Initial Maturity Date shall instead be such Springing Maturity Date, and (ii) increased the aggregate commitments under the 2020 Revolving Credit Agreement to $125.0 million. Except as modified by the Sixth Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"). This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2023 Form 10-K and elsewhere in this report, and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2023 Form 10-K.

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

	Three Months Ended March 31,
	2024	2023	2024 vs 2023 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$200,053	$205,692	$(5,639)	(2.7)%
Content costs	85,057	88,666	(3,609)	(4.1)%
Selling, general and administrative expenses	94,760	94,301	459	0.5%
Depreciation and amortization	14,869	14,684	185	1.3%
Corporate expenses	15,832	14,015	1,817	13.0%
Loss (gain) on sale or disposal of assets or stations	9	(7,009)	7,018	N/A
Operating (loss) income	(10,474)	1,035	(11,509)	N/A
Interest expense	(17,360)	(17,666)	306	1.7%
Interest income	346	369	(23)	(6.2)%
Gain on early extinguishment of debt	—	617	(617)	(100.0)%
Other income (expense), net	14,833	(18)	14,851	N/A
Loss before income taxes	(12,655)	(15,663)	3,008	19.2%
Income tax expense	(1,499)	(5,804)	4,305	74.2%
Net loss	$(14,154)	$(21,467)	$7,313	34.1%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$8,405	$10,329	$(1,924)	(18.6)%

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
Net Revenue
Net revenue for the three months ended March 31, 2024, compared to net revenue for the three months ended March 31, 2023, decreased $5.6 million, or 2.7%. The decrease is primarily driven by reductions in spot and network revenues of $7.1 million and $1.1 million, respectively, as a result of current macroeconomic conditions. These decreases were primarily offset by $2.4 million of higher digital advertising revenue largely driven by growth in digital marketing services.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended March 31, 2024, compared to content costs for the three months ended March 31, 2023, decreased $3.6 million, or 4.1%, primarily as a result of reduced spend on third party station inventory and lower syndicated programming costs both resulting from declining revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended March 31, 2024, compared to selling, general and administrative expenses for the three months ended March 31, 2023, increased $0.5 million or 0.5%. Selling, general and administrative expenses remained generally consistent period over period.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2024, as compared to depreciation and amortization expense for the three months ended March 31, 2023, increased $0.2 million, or 1.3%, primarily as a result of additional fixed assets placed into service which were mostly offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended March 31, 2024, compared to corporate expenses for the three months ended March 31, 2023, increased $1.8 million, or 13.0%. Corporate expenses increased primarily from higher restructuring expenses in 2024.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the three months ended March 31, 2024, was not material.
The gain on sale or disposal of assets or stations for the three months ended March 31, 2023, was primarily related to the sale of WFAS-FM.

Interest Expense
Total interest expense for the three months ended March 31, 2024, decreased $0.3 million, or 1.7%, when compared to the total interest expense for the three months ended March 31, 2023. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Term Loan due 2026	$7,516	$7,109	$407
6.75% Senior Notes	5,843	6,425	(582)
Financing liabilities	3,511	3,620	(109)
Other, including debt issuance cost amortization and write-off	490	512	(22)
Interest expense	$17,360	$17,666	$(306)
Gain on Early Extinguishment of Debt
The Company did not extinguish debt during the three months ended March 31, 2024.
The gain on early extinguishment of debt for the three months ended March 31, 2023, of $0.6 million, resulted from the Company's repurchases of $3.8 million principal amount of the senior secured Term Loan ("Term Loan due 2026") and $2.5 million principal amount of the 6.75% Senior Secured First-Lien Notes ("6.75% Senior Notes").
Other Income (Expense)
Other income for the three months ended March 31, 2024, of $14.8 million, represents the gain recognized on the February 2024 sale of Broadcast Music, Inc. (the "BMI Sale") to a shareholder group led by New Mountain Capital, LLC.
Other expense for the three months ended March 31, 2023, was not material.
Income Tax Expense
For the three months ended March 31, 2024, the Company recorded an income tax expense of $1.5 million on pre-tax book loss of $12.7 million, resulting in an effective tax rate of approximately (11.8)%. For the three months ended March 31, 2023, the Company recorded an income tax expense of $5.8 million on pre-tax book loss of $15.7 million, resulting in an effective tax rate of approximately (37.1)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended March 31, 2024 and March 31, 2023, primarily relate to the valuation allowance recognized during the year, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $8.4 million for the three months ended March 31, 2024, compared to the Adjusted EBITDA of $10.3 million for the three months ended March 31, 2023, decreased approximately $1.9 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP net loss	$(14,154)	$(21,467)
Income tax expense	1,499	5,804
Non-operating expenses, including net interest expense	2,181	17,315
Depreciation and amortization	14,869	14,684
Stock-based compensation expense	1,072	1,126
Loss (gain) on sale or disposal of assets or stations	9	(7,009)
Gain on early extinguishment of debt	—	(617)
Restructuring costs	2,130	291
Non-routine legal expenses	608	3
Franchise taxes	191	199
Adjusted EBITDA	$8,405	$10,329
Liquidity and Capital Resources
As of March 31, 2024, we had $68.3 million of cash and cash equivalents. The Company used $16.1 million of cash for operating activities in the three months ended March 31, 2024, and generated cash from operating activities of $23.7 million in the three months ended March 31, 2023.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of March 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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
Refinanced Credit Agreement (Term Loan due 2026)
On September 26, 2019, we entered into a Refinanced Credit Agreement providing for the Term Loan due 2026. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Refinanced Credit Agreement.
Concurrently with the Exchange Offer (as defined below), on May 2, 2024, Holdings consummated its previously announced offer (the "Term Loan Exchange") to exchange its Term Loan due 2026, for new senior secured term loans due May 2, 2029 (the "New Term Loans") issued under a new credit agreement. In connection with the Term Loan Exchange Offer, Holdings exchanged approximately $328.3 million in aggregate principal amount of its Term Loan due 2026 for approximately $311.8 million in aggregate principal amount of New Term Loans. After giving effect to the Term Loan Exchange Offer, including fees and expenses, as of May 2, 2024, there was approximately $1.2 million in aggregate principal amount outstanding under its Term Loan due 2026 and approximately $311.8 million in aggregate principal amount outstanding under its New Term Loan. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 11 — Subsequent Events," for further discussion of the Term Loan Exchange Offer.
2020 Revolving Credit Agreement
On March 6, 2020, we entered into a $100.0 million Revolving Credit Facility which was amended on June 3, 2022 (and further amended on May 2, 2024, as discussed below). See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of our 2020 Revolving Credit Agreement.
On May 2, 2024, the Borrowers and Intermediate Holdings entered into a sixth amendment (the "Sixth Amendment") to the 2020 Revolving Credit Agreement which, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to March 1, 2029, provided, that if any Indebtedness for borrowed money of New Holdings or one of its Restricted Subsidiaries with an aggregate principal amount in excess of the lesser of (A) $50.0 million and (B) the greater of (x) $35.0 million and (y) the aggregate principal amount of Indebtedness outstanding under the Refinanced Credit Agreement and the Indenture is outstanding on the date that is 90 days prior to the stated maturity of such Indebtedness (each such date, a “Springing Maturity Date”), then the Initial Maturity Date shall instead be such Springing Maturity Date, and (ii) increased the aggregate commitments under the 2020 Revolving Credit Agreement to $125.0 million. Except as modified by the Sixth Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 11 — Subsequent Events," for further discussion of the Sixth Amendment.
6.75% Senior Notes
On June 26, 2019, we entered into an Indenture under which the 6.75% Senior Notes were issued. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Indenture and the 6.75% Senior Notes.
On May 2, 2024, Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), consummated its previously announced offer (the "Exchange Offer") to exchange any and all of its outstanding 6.75% Senior Notes for new 8.000% Senior Secured First-Lien Notes due 2029 (the "New Notes"). In connection with the Exchange Offer, Holdings accepted approximately $325.7 million in aggregate principal amount of 6.75% Senior Notes tendered in the Exchange Offer in exchange for approximately $308.8 million in aggregate principal amount of New Notes. After giving effect to the Exchange Offer, including fees and expenses, as of May 2, 2024, there was approximately $20.5 million in aggregate principal amount of 6.75% Senior Notes outstanding and approximately $308.8 million in aggregate principal amount of New Notes outstanding. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 11 — Subsequent Events," for further discussion of the Exchange Offer."
Share Repurchase Program
On May 4, 2022, the Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Authorization") for up to $50.0 million of outstanding Class A common stock. The Prior Share Repurchase Authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization superseded and replaced our Prior Share Repurchase Authorization, and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the Company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice.
During the three months ended March 31, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the three months ended March 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited Condensed Consolidated Balance Sheet.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued and a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the three months ended March 31, 2023, was not material.
We are currently subject to certain restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 11 — Subsequent Events" and "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt".
As of March 31, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
Cash Flows (Used in) Provided by Operating Activities

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands)
Net cash (used in) provided by operating activities	$(16,107)	$23,658
Net cash used in operating activities for the three months ended March 31, 2024, compared to net cash provided by operating activities for the three months ended March 31, 2023, decreased primarily as a result of changes in working capital and reduced operating results.
Cash Flows Provided by (Used in) Investing Activities

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands)
Net cash provided by (used in) investing activities	$6,736	$(75)
Net cash provided by investing activities for the three months ended March 31, 2024, consists primarily of proceeds from the BMI Sale which were partially offset by capital expenditures.
For the three months ended March 31, 2023, net cash used in investing activities consists primarily of capital expenditures which were mostly offset by proceeds from the sale of WFAS-FM.

Cash Flows Used in Financing Activities

	Three Months Ended March 31,
	2024	2023
(Dollars in thousands)
Net cash used in financing activities	$(2,950)	$(12,133)
For the three months ended March 31, 2024, net cash used in financing activities primarily relates to repayments of financing obligations and shares returned in lieu of tax payments for vested restricted stock.
For the three months ended March 31, 2023, net cash used in financing activities primarily relates to the repurchase of $3.8 million principal amount of Term Loan due for $3.6 million, the repurchase of $2.5 million principal amount of the 6.75% Senior Notes due for $2.1 million, a payment of contingent consideration and purchases of treasury stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2024.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies".

Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2023 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. During the three months ended March 31, 2024, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.
Item 6. Exhibits

Exhibit Number	Description

4.1
Stockholder Rights Agreement, dated as of February 21, 2024, by and between Cumulus Media Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2024).

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

Cumulus Media Inc.

May 3, 2024	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer