Form 10-Q
period 2024-06-30
CUMULUS MEDIA INC
filed 2024-08-02
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of July 26, 2024, the registrant had 16,936,211 outstanding shares of common stock consisting of: 16,624,170 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,492	$80,660
Accounts receivable, less allowance for doubtful accounts of $6,172 and $5,983 at June 30, 2024 and December 31, 2023, respectively	170,563	180,706
Trade receivable	5,343	1,495
Prepaid expenses and other current assets	31,664	24,036
Total current assets	261,062	286,897
Property and equipment, net	171,590	180,596
Operating lease right-of-use assets	109,678	118,646
Broadcast licenses	741,635	741,716
Other intangible assets, net	87,752	95,913
Other assets	13,016	16,533
Total assets	$1,384,733	$1,440,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$108,826	$114,072
Current portion of operating lease liabilities	26,884	27,515
Trade payable	3,113	2,152
Total current liabilities	138,823	143,739
Long-term debt	671,559	672,424
Operating lease liabilities	104,779	113,141
Financing liabilities, net	203,134	205,890
Other liabilities	6,164	6,200
Deferred income tax liabilities	14,223	12,325
Total liabilities	1,138,682	1,153,719
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 22,105,386 and 21,456,675 shares issued; 16,624,170 and 16,237,939 shares outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost, 5,481,216 and 5,218,736 shares at June 30, 2024 and December 31, 2023, respectively	(46,833)	(45,747)
Additional paid-in-capital	356,140	353,732
Accumulated deficit	(63,256)	(21,403)
Total stockholders’ equity	246,051	286,582
Total liabilities and stockholders’ equity	$1,384,733	$1,440,301
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$204,849	$210,136	$404,902	$415,828
Operating expenses:
Content costs	73,631	73,533	158,688	162,199
Selling, general and administrative expenses	94,359	94,401	189,119	188,702
Depreciation and amortization	14,680	15,146	29,549	29,830
Corporate expenses	31,717	24,107	47,549	38,122
Loss (gain) on sale or disposal of assets or stations	45	(272)	54	(7,281)
Total operating expenses	214,432	206,915	424,959	411,572
Operating (loss) income	(9,583)	3,221	(20,057)	4,256
Non-operating expense:
Interest expense	(17,626)	(17,940)	(34,986)	(35,606)
Interest income	146	712	492	1,081
Gain on early extinguishment of debt	170	8,389	170	9,006
Other (expense) income, net	(27)	(268)	14,806	(286)
Total non-operating expense, net	(17,337)	(9,107)	(19,518)	(25,805)
Loss before income taxes	(26,920)	(5,886)	(39,575)	(21,549)
Income tax (expense) benefit	(779)	4,818	(2,278)	(986)
Net loss	$(27,699)	$(1,068)	$(41,853)	$(22,535)
Basic and diluted loss per common share (see Note 9, "Loss Per Share"):
Basic: Loss per share	$(1.64)	$(0.06)	$(2.49)	$(1.25)
Diluted: Loss per share	$(1.64)	$(0.06)	$(2.49)	$(1.25)
Weighted average basic common shares outstanding	16,886,774	17,842,745	16,786,094	18,063,232
Weighted average diluted common shares outstanding	16,886,774	17,842,745	16,786,094	18,063,232

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the six months ended June 30, 2024
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(14,154)	(14,154)
Shares returned in lieu of tax payments	—	—	—	—	261,668	(1,084)	—	—	(1,084)
Issuance of common stock	335,837	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,072	—	1,072
Balance at March 31, 2024	16,573,776	$—	312,041	$—	5,480,404	$(46,831)	$354,804	$(35,557)	$272,416
Net loss	—	—	—	—	—	—	—	(27,699)	(27,699)
Shares returned in lieu of tax payments	—	—	—	—	812	(2)	—	—	(2)
Issuance of common stock	50,394	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,336	—	1,336
Balance at June 30, 2024	16,624,170	$—	312,041	$—	5,481,216	$(46,833)	$356,140	$(63,256)	$246,051

Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(21,467)	(21,467)
Shares returned in lieu of tax payments	—	—	—	—	220,949	(1,421)	—	—	(1,421)
Issuance of common stock	252,245	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,126	—	1,126
Treasury stock purchased under share repurchase program	(323,285)	—	—	—	323,285	(1,511)	—	—	(1,511)
Balance at March 31, 2023	17,853,970	$—	312,041	$—	3,471,973	$(39,465)	$349,588	$75,009	$385,132
Net income	—	—	—	—	—	—	—	(1,068)	$(1,068)
Shares returned in lieu of tax payments	—	—	—	—	1,758	(5)	—	—	(5)
Issuance of common stock	45,354	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,492	—	1,492
Treasury stock purchased under share repurchase program	(1,745,005)	—	—	—	1,745,005	(6,277)	—	—	(6,277)
Balance at June 30, 2023	16,154,319	$—	312,041	$—	5,218,736	$(45,747)	$351,080	$73,941	$379,274

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(41,853)	$(22,535)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,549	29,830
Amortization and write-off of debt issuance costs	759	1,157
Amortization of debt discount	(891)	—
Provision for doubtful accounts	1,456	1,746
Loss (gain) on sale or disposal of assets or stations	54	(7,281)
Gain on sale of BMI	(14,846)	—
Gain on early extinguishment of debt	(170)	(9,006)
Impairment of right-of-use assets	944	9,050
Change in fair value of contingent consideration	—	(2,000)
Deferred income taxes	1,898	(588)
Stock-based compensation expense	2,408	2,618
Non-cash interest expense on financing liabilities	1,947	1,963
Non-cash imputed rental income	(2,446)	(2,373)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	8,687	41,495
Trade receivable	(3,848)	(615)
Prepaid expenses and other current assets	(7,176)	1,917
Operating leases, net	(970)	(575)
Other assets	3,964	(720)
Accounts payable and accrued expenses	(4,218)	(10,601)
Trade payable	961	783
Other liabilities	(265)	923
Net cash (used in) provided by operating activities	(24,056)	35,188
Cash flows from investing activities:
Proceeds from sale of assets or stations	56	7,599
Proceeds from sale of BMI	14,846	—
Capital expenditures	(12,553)	(13,975)
Net cash provided by (used in) investing activities	2,349	(6,376)
Cash flows from financing activities:
Repayment of borrowings under Term Loan due 2026	—	(3,564)
Repayments of borrowings under Senior Notes due 2026	(330)	(25,861)
Treasury stock purchases	—	(7,788)
Payment of contingent consideration	—	(2,000)
Financing costs on Revolving Credit Agreement	(275)	—
Shares returned in lieu of tax payments	(1,086)	(1,426)
Repayments of financing liabilities	(3,240)	(2,798)
Repayments of finance lease obligations	(530)	(388)
Net cash used in financing activities	(5,461)	(43,825)
Decrease in cash and cash equivalents	(27,168)	(15,013)
Cash and cash equivalents at beginning of period	80,660	107,433
Cash and cash equivalents at end of period	$53,492	$92,420

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2023, was derived from the Company’s audited financial statements as of December 31, 2023, and our accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2024, and for the periods ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2024 and 2023, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of June 30, 2024 and December 31, 2023, assets held for sale were not material.

Proceeds from BMI Sale
The Company received $14.8 million in cash proceeds related to the February 2024 sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC. The Company's equity ownership in BMI began decades ago and changed through acquisitions and divestitures of other broadcast stations and companies over the years. The Company recorded the proceeds in the other (expense) income, net, financial statement line item of the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2024.
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
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$34,594	$30,906
Income taxes paid	473	572
Supplemental disclosures of non-cash flow information:
Trade revenue	$33,381	$28,527
Trade expense	29,999	27,988
Noncash principal change in financing liabilities	488	(247)
During the second quarter of 2024, the Company exchanged a total of $651.3 million of its debt principal for $618.2 million, resulting in a $33.1 million difference which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. See "Note 5 — Long-Term Debt" for further discussion of the exchange offers.
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
2. Disposition
WFAS Sale
On February 6, 2023, the Company completed the sale of WFAS-FM, in Bronxville, NY (the "WFAS Sale") for $7.3 million in cash. The Company recorded a gain on the WFAS Sale of $7.1 million which was included in the loss (gain) on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2023.

3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Broadcast radio revenue:
Spot	$101,806	$107,065
Network	34,306	39,698
Total broadcast radio revenue	136,112	146,763
Digital	39,397	37,538
Other	29,340	25,835
Net revenue	$204,849	$210,136

	Six Months Ended June 30,
	2024	2023
Broadcast radio revenue:
Spot	$192,379	$204,778
Network	83,468	89,995
Total broadcast radio revenue	275,847	294,773
Digital	73,844	69,627
Other	55,211	51,428
Net revenue	$404,902	$415,828
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

Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $18.0 million and $14.5 million, respectively; and (2) trade and barter expenses of $15.3 million and $14.3 million, respectively. For the six months ended June 30, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $33.4 million and $28.5 million, respectively; and (2) trade and barter expenses of $30.0 million and $28.0 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024 and December 31, 2023, the Company recorded an asset of approximately $6.3 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	Broadcast licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$13,507	$919,243
Dispositions	(81)	(1)	—	(2)	(84)
Balance as of June 30, 2024	$741,635	$19,019	$145,000	$13,505	$919,159

Accumulated Amortization
Balance as of December 31, 2023	$—	$—	$(73,235)	$(8,379)	$(81,614)
Amortization expense	—	—	(7,409)	(749)	(8,158)
Balance as of June 30, 2024	$—	$—	$(80,644)	$(9,128)	$(89,772)
Net Book Value as of June 30, 2024	$741,635	$19,019	$64,356	$4,377	$829,387
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the six months ended June 30, 2024 and 2023, respectively. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

5. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Term Loan due 2026	$1,203	$329,510
Senior Notes due 2026	22,697	346,245
Term Loan due 2029 (1)	327,873	—
Senior Notes due 2029 (2)	322,591	—
Less: Total unamortized debt issuance costs	(2,805)	(3,331)
Long-term debt, net	$671,559	$672,424
Future maturities of the Company's long-term debt obligations are as follows (dollars in thousands):

2024	$—
2025	—
2026	23,900
2027	—
2028	—
Thereafter (1) (2)	618,222
Total	$642,122
(1) As a result of the Exchange Offer, $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of June 30, 2024, $16.0 million of the difference is unamortized.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of June 30, 2024, $16.2 million of the difference is unamortized.
2026 Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a credit agreement by and among Cumulus Media Intermediate, Inc. ("Intermediate Holdings"), a direct wholly-owned subsidiary of the Company, Cumulus Media New Holdings Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "2026 Credit Agreement"). Pursuant to the 2026 Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Intermediate Holdings and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate Holdings, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the 2026 Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR").
Prior to the execution of Amendment No. 2, amounts outstanding under the 2026 Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the 2026 Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate. As of June 30, 2024, the Term Loan due 2026 bore interest at a rate of 9.35% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 31, 2026.

In connection with the Term Loan Exchange Offer (as defined below), Holdings also solicited consents from lenders of the Term Loan due 2026 to make certain proposed amendments to the 2026 Credit Agreement which eliminated substantially all restrictive covenants, eliminated certain events of default, subordinated the liens on the collateral to the liens securing the Term Loan due 2029 and the Senior Notes due 2029 and modified or eliminated certain other provisions. After receiving the requisite consents, on May 2, 2024, Holdings entered into an exchange agreement effectuating such amendment.
During the six months ended June 30, 2023, the Company repaid $3.8 million principal amount of the Term Loan due 2026. The repayment resulted in a gain on extinguishment of debt of $0.2 million. The Term Loan due 2026 was repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment which were not material.
As of June 30, 2024, we were in compliance with all required covenants under the 2026 Credit Agreement.
2029 Credit Agreement (Term Loan Due 2029)
On May 2, 2024, Holdings completed its previously announced offer (the "Term Loan Exchange Offer" and, together with the Notes Exchange Offer, the "Exchange Offer") to exchange its Term Loan due 2026, for new senior secured term loans due May 2, 2029 (the "Term Loan due 2029") issued under a new credit agreement. In connection with the Term Loan Exchange Offer, Holdings exchanged $328.3 million in aggregate principal amount of the Term Loan due 2026 for $311.8 million in aggregate principal amount of the Term Loan due 2029. After giving effect to the Term Loan Exchange Offer, including fees and expenses, as of May 2, 2024, there was $1.2 million in aggregate principal amount outstanding under Term Loan due 2026 and $311.8 million in aggregate principal amount outstanding under the Term Loan due 2029.
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) Secured Overnight Financing Rate ("SOFR"), subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the 2029 Credit Agreement has substantially similar representations and events of default as the 2026 Credit Agreement has (prior to giving effect to the Term Loan Exchange Offer). As of June 30, 2024, the Term Loan due 2029 bore interest at a rate of 10.33% per annum.
The 2029 Credit Agreement contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. The Term Loan due 2029 and related guarantees are secured by first-priority (with respect to the Term Loan Priority Collateral (as defined in the 2029 Credit Agreement)) and second-priority (with respect to the ABL Priority Collateral (as defined in the 2029 Credit Agreement)) security interests in, subject to permitted liens and certain exceptions, substantially all of the existing and future assets of Holdings and the Existing Guarantors, which assets also secure the 2020 Revolving Credit Agreement (as defined below) and the Senior Notes due 2029 and do not secure the Senior Notes due 2026. In addition, the Term Loan due 2029 is guaranteed by certain subsidiaries that are designated as unrestricted under the Term Loan due 2026 and the Senior Notes due 2026 and secured by first-priority security interests in, subject to permitted liens and certain exceptions, the assets of such subsidiaries. The Senior Notes due 2026 and Term Loan due 2026 do not have the benefit of such additional guarantees and collateral.
The exchange was accounted for as a modification resulting in a prospective yield adjustment, in accordance with ASC 470-50, and the carrying value was not changed. The $16.5 million difference between the carrying value of exchanged Term Loan due 2026 and Term Loan due 2029, as well as previously deferred issuance costs, will be amortized over the term of the Term Loan due 2029 utilizing the effective interest method (thereby reducing interest expense). Previously deferred issuance costs for the Term Loan due 2026 that were not exchanged were not material and written off at the time of the exchange. As the Term Loan Exchange Offer was accounted for as a modification, fees paid to third-parties were expensed.
As of June 30, 2024, we were in compliance with all required covenants under the 2029 Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the "Borrowers"), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the "2020 Revolving Credit Facility") pursuant to a Credit Agreement (the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto. On May 2, 2024, the Borrowers and Intermediate Holdings entered into a sixth amendment (the "Sixth Amendment") to the 2020 Revolving Credit Agreement which, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to March

1, 2029, provided, that if any indebtedness for borrowed money of Holdings or one of its restricted subsidiaries with an aggregate principal amount in excess of the lesser of (A) $50.0 million and (B) the greater of (x) $35.0 million and (y) the aggregate principal amount of indebtedness outstanding under the 2026 Credit Agreement and the 2026 Notes Indenture (as defined below) is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the Initial Maturity Date shall instead be such Springing Maturity Date, and (ii) increased the aggregate commitments under the 2020 Revolving Credit Agreement to $125.0 million. Except as modified by the Sixth Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
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
As of June 30, 2024, $4.4 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of June 30, 2024, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
Senior Notes due 2026
On June 26, 2019, Holdings and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "2026 Notes Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Holdings' $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 were issued on June 26, 2019. The net proceeds from the issuance of the Senior Notes due 2026 were applied to partially repay existing indebtedness under the Term Loan due 2022. In conjunction with the issuance of the Senior Notes due 2026, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the Senior Notes due 2026.
Interest on the Senior Notes due 2026 is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The Senior Notes due 2026 mature on July 1, 2026.
In connection with the Notes Exchange Offer (as defined below), Holdings solicited consents from holders of the Senior Notes due 2026 to certain proposed amendments to the 2026 Notes Indenture (such amendments, the "Proposed Amendments"), which, among other things, eliminated substantially all restrictive covenants, eliminated certain events of default, modified or eliminated certain other provisions, and released all the collateral securing the Senior Notes due 2026. As a result of receiving consents from holders representing over 66 2/3% of the Senior Notes due 2026, Holdings entered into the First Supplemental Indenture, dated as of May 2, 2024, between Holdings and the U.S. Bank Trust Company, National Association, as trustee, containing such Proposed Amendments.
During the six months ended June 30, 2024, the Company repaid $0.5 million principal amount of the Senior Notes due 2026. The repayment resulted in a gain on extinguishment of debt of $0.2 million. The Senior Notes due 2026 were repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment which were not material.
During the six months ended June 30, 2023, the Company repaid $34.7 million principal amount of the Senior Notes due 2026. The repayments resulted in a gain on extinguishment of debt of $8.8 million. The Senior Notes due 2026 were repaid with cash on hand. The Company wrote-off $0.3 million of debt issuance costs as a result of the repayment.
As of June 30, 2024, Holdings was in compliance with all required covenants under the Indenture.
Senior Notes due 2029
On May 2, 2024, Holdings consummated its previously announced offer (the "Notes Exchange Offer") to exchange any and all of its outstanding Senior Notes due 2026 for new 8.00% Senior Secured First-Lien Notes due 2029 (the "Senior Notes due 2029"). In connection with the Notes Exchange Offer, Holdings accepted $323.0 million in aggregate principal amount of Senior Notes due 2026 tendered in the Notes Exchange Offer in exchange for $306.4 million in aggregate principal amount of Senior Notes due 2029. After giving effect to the Notes Exchange Offer, including fees and expenses, as of May 2, 2024, there was $23.2 million in aggregate principal amount of Senior Notes due 2026 outstanding and $306.4 million in aggregate principal amount of Senior Notes due 2029 outstanding.

The Senior Notes due 2029 were issued pursuant to an Indenture (the "2029 Notes Indenture"), dated as of May 2, 2024, by and among Holdings, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. Interest on the Senior Notes due 2029 is payable on March 15 and September 15 of each year, commencing on September 15, 2024. The Senior Notes due 2029 mature on July 1, 2029. Holdings may redeem the Senior Notes due 2029, in whole or in part, at any time at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of redemption.
The Senior Notes due 2029 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2029 Notes Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the Senior Notes due 2029 are secured on a second-priority basis), the Senior Notes due 2029 and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2029 (subject to certain exceptions) by liens on substantially all of the assets of the Holdings and the Senior Notes Guarantors.
The 2029 Notes Indenture contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. A default under the Senior Notes due 2029 could cause a default under the 2029 Credit Agreement.
The Senior Notes due 2029 have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the Senior Notes due 2029 for resale under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction and is not required to exchange the Senior Notes due 2029 for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") is not applicable and no separate financial statements are required for the guarantor subsidiaries.
The exchange was accounted for as a modification resulting in a prospective yield adjustment, in accordance with ASC 470-50, and the carrying value was not changed. The $16.6 million difference between the carrying value of exchanged Senior Notes due 2026 and Senior Notes due 2029 will be amortized over the term of the Senior Notes due 2029 utilizing the effective interest method (thereby reducing interest expense). Previously deferred issuance costs for the Senior Notes due 2026 that were not exchanged will continue to be amortized over the term of the Senior Notes due 2026. As the Notes Exchange Offer was accounted for as a modification, fees paid to third-parties were expensed.
As of June 30, 2024, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loans due 2026 and 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices (dollars in thousands):

	June 30, 2024	December 31, 2023
Term Loan due 2026:
Gross value	$1,203	$329,510
Fair value - Level 2	$541	$250,428
Term Loan due 2029:
Gross value	$327,873	$—
Fair value - Level 2	$147,543	$—
Senior Notes due 2026:
Gross value	$22,697	$346,245
Fair value - Level 2	$13,877	$231,119
Senior Notes due 2029:
Gross value	$322,591	$—
Fair value - Level 2	$137,101	$—
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Level 1		Level 2		Level 3
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Cash equivalents	$—	$49,092	$—	$—	$—	$—
7. Income Taxes
For the three months ended June 30, 2024, the Company recorded an income tax expense of $0.8 million on pre-tax book loss of $26.9 million, resulting in an effective tax rate of approximately (2.9)%. For the three months ended June 30, 2023, the Company recorded an income tax benefit of $4.8 million on pre-tax book loss of $5.9 million, resulting in an effective tax rate of approximately 81.8%.
For the six months ended June 30, 2024 the Company recorded an income tax expense of $2.3 million on pre-tax book loss of $39.6 million, resulting in an effective tax rate of approximately (5.8)%. For the six months ended June 30, 2023 the Company recorded an income tax expense of $1.0 million on pre-tax book loss of $21.5 million, resulting in an effective tax rate of approximately (4.6)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2024 and 2023, primarily relate to the valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes. The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2024 and December 31, 2023, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2024, the Company had 22,417,427 aggregate issued shares of common stock, and 16,936,211 outstanding shares consisting of: (i) 22,105,386 issued shares and 16,624,170 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
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
Share Repurchase Program
On May 4, 2022, the Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Authorization") for up to $50.0 million of outstanding Class A common stock. The Prior Share Repurchase Authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization superseded and replaced our Prior Share Repurchase Authorization, and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the Company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 5 — Long-Term Debt" for further discussion of the restrictions in our debt agreements.
During the six months ended June 30, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the six months ended June 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock, and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet.

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
As of June 30, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
9. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards.
For the three and six months ended June 30, 2024 and 2023, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30,
	2024	2023
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(27,699)	$(1,068)
Basic net loss attributable to common shares	$(27,699)	$(1,068)
Denominator:
Basic weighted average shares outstanding	16,887	17,843
Basic undistributed net loss per share attributable to common shares	$(1.64)	$(0.06)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(27,699)	$(1,068)
Diluted net loss attributable to common shares	$(27,699)	$(1,068)
Denominator:
Basic weighted average shares outstanding	16,887	17,843
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	16,887	17,843
Diluted undistributed net loss per share attributable to common shares	$(1.64)	$(0.06)

	Six Months Ended June 30,
	2024	2023
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(41,853)	$(22,535)
Basic net loss attributable to common shares	$(41,853)	$(22,535)
Denominator:
Basic weighted average shares outstanding	16,786	18,063
Basic undistributed net loss per share attributable to common shares	$(2.49)	$(1.25)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(41,853)	$(22,535)
Diluted net loss attributable to common shares	$(41,853)	$(22,535)
Denominator:
Basic weighted average shares outstanding	16,786	18,063
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	16,786	18,063
Diluted undistributed net loss per share attributable to common shares	$(2.49)	$(1.25)
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
Alien Ownership Restrictions and FCC Petition for Declaratory Ruling
The Communications Act of 1934 and Federal Communications Commission ("FCC") regulation prohibit foreign entities and individuals from having direct or indirect ownership or voting rights of more than 25% in a corporation controlling the licensee of a radio broadcast station unless the FCC finds greater foreign ownership to be in the public interest. The Company previously filed a petition for declaratory relief (the "PDR") requesting the FCC to permit the Company to be up to 100% foreign-owned.
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
On February 23, 2024, the Company filed a remedial petition for declaratory ruling (the "Remedial PDR") with the FCC. The Remedial PDR relates to the acquisition by Renew Private Group Ltd. (together with its affiliates, the "Group") of the

Company’s outstanding Class A shares. Specifically, on January 24, 2024, the Group filed a Schedule 13D with the SEC, in which the Group disclosed beneficial ownership of 1,621,426 shares of the Company’s Class A shares, representing 10.01% of the Company’s outstanding Class A shares. This ownership interest is inconsistent with the FCC’s foreign ownership rules and the Declaratory Ruling issued by the FCC relating to the Company’s foreign ownership on May 29, 2020, both of which limit a foreign investor in the Group’s position to holding no more than 5% of the Company’s voting equity or total equity without prior FCC approval. The Remedial PDR, which was filed pursuant to the rules and regulations of the FCC, seeks (a) specific approval for the more than 5% equity and voting interests in the Company presently held by the Group and (b) advance approval for the Group to increase their equity and voting interest in the Company up to any non-controlling amount not to exceed 14.99%. The Remedial PDR remains pending before the FCC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2023 Form 10-K and elsewhere in this report, and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2023 Form 10-K.
Non-GAAP Financial Measure
From time to time, we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our credit agreements.
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

	Three Months Ended June 30,
	2024	2023	2024 vs 2023 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$204,849	$210,136	$(5,287)	(2.5)%
Content costs	73,631	73,533	98	0.1%
Selling, general and administrative expenses	94,359	94,401	(42)	—%
Depreciation and amortization	14,680	15,146	(466)	(3.1)%
Corporate expenses	31,717	24,107	7,610	31.6%
Loss (gain) on sale or disposal of assets or stations	45	(272)	317	N/A
Operating (loss) income	(9,583)	3,221	(12,804)	N/A
Interest expense	(17,626)	(17,940)	314	1.8%
Interest income	146	712	(566)	(79.5)%
Gain on early extinguishment of debt	170	8,389	(8,219)	(98.0)%
Other expense, net	(27)	(268)	241	89.9%
Loss before income taxes	(26,920)	(5,886)	(21,034)	(357.4)%
Income tax (expense) benefit	(779)	4,818	(5,597)	N/A
Net loss	$(27,699)	$(1,068)	$(26,631)	(2,493.5)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$25,213	$30,676	$(5,463)	(17.8)%

	Six Months Ended June 30,
	2024	2023	2024 vs 2023 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$404,902	$415,828	$(10,926)	(2.6)%
Content costs	158,688	162,199	(3,511)	(2.2)%
Selling, general and administrative expenses	189,119	188,702	417	0.2%
Depreciation and amortization	29,549	29,830	(281)	(0.9)%
Corporate expenses	47,549	38,122	9,427	24.7%
Loss (gain) on sale or disposal of assets or stations	54	(7,281)	7,335	N/A
Operating (loss) income	(20,057)	4,256	(24,313)	N/A
Interest expense	(34,986)	(35,606)	620	1.7%
Interest income	492	1,081	(589)	(54.5)%
Gain on early extinguishment of debt	170	9,006	(8,836)	(98.1)%
Other income (expense), net	14,806	(286)	15,092	N/A
Loss before income taxes	(39,575)	(21,549)	(18,026)	(83.7)%
Income tax expense	(2,278)	(986)	(1,292)	(131.0)%
Net loss	$(41,853)	$(22,535)	$(19,318)	(85.7)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$33,618	$41,005	$(7,387)	(18.0)%

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
Net Revenue
Net revenue for the three months ended June 30, 2024, compared to net revenue for the three months ended June 30, 2023, decreased $5.3 million, or 2.5%. The decrease is primarily driven by reductions in network and spot revenues of $5.4 million and $5.3 million, respectively, as a result of current macroeconomic conditions. These decreases were primarily offset by a $3.5 million increase in other revenue primarily resulting from higher trade revenue, and $1.9 million of higher digital advertising revenue largely driven by growth in digital marketing services.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2024, compared to content costs for the three months ended June 30, 2023, increased $0.1 million, or 0.1%, primarily as a result of higher digital costs, which grew in line with digital advertising revenue, and higher third-party station inventory costs as the prior period included a $2.0 million reduction resulting from the fair value reassessment of contingent consideration. These increases were mostly offset by lower syndicated programming costs attributed to reduced network revenue
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended June 30, 2024, compared to selling, general and administrative expenses for the three months ended June 30, 2023, remained generally consistent period over period. Selling, general and administrative expenses increased from higher personnel costs largely driven by an expanded digital sales force and higher trade expense. These increases were offset by lower health insurance claims.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2024, as compared to depreciation and amortization expense for the three months ended June 30, 2023, decreased $0.5 million, or 3.1%. Depreciation and amortization expense decreased primarily as certain definite-lived intangibles that were fully amortized during the second quarter of 2023 were mostly offset by additional fixed assets placed into service.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2024, compared to corporate expenses for the three months ended June 30, 2023, increased $7.6 million, or 31.6%. Corporate expenses increased as a result of $16.3 million of debt exchange costs in the second quarter of 2024. This increase was partially offset by a $9.1 million impairment, recorded during the second quarter of 2023, for a certain lease which is expected to be sublet at an amount less than the current contractual agreement.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss (gain) on sale or disposal of assets or stations for the three months ended June 30, 2024 and 2023, was not material.

Interest Expense
Total interest expense for the three months ended June 30, 2024, decreased $0.3 million, or 1.8%, when compared to the total interest expense for the three months ended June 30, 2023. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Term Loan due 2026	$2,879	$7,503	$(4,624)
Term Loan due 2029	5,504	—	5,504
Senior Notes due 2026	2,267	6,117	(3,850)
Senior Notes due 2029	4,017	—	4,017
Financing liabilities	3,483	3,593	(110)
Amortization of debt discount	(891)	—	(891)
Other, including amortization and write-off of debt issuance costs	367	727	(360)
Interest expense	$17,626	$17,940	$(314)
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the three months ended June 30, 2024 of $0.2 million was driven by the Company's repurchase of $0.5 million principal amount of the 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026").
The gain on early extinguishment of debt for the three months ended June 30, 2023 of $8.4 million was driven by the Company's repurchases of $32.2 million principal amount of the Senior Notes due 2026.
Other Expense
Other expense for the three months ended June 30, 2024 and 2023, was not material.
Income Tax Expense
For the three months ended June 30, 2024, the Company recorded an income tax expense of $0.8 million on pre-tax book loss of $26.9 million, resulting in an effective tax rate of approximately (2.9)%. For the three months ended June 30, 2023, the Company recorded an income tax benefit of $4.8 million on pre-tax book loss of $5.9 million, resulting in an effective tax rate of approximately 81.8%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended June 30, 2024 and 2023, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $25.2 million for the three months ended June 30, 2024, compared to the Adjusted EBITDA of $30.7 million for the three months ended June 30, 2023, decreased $5.5 million.
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
Net Revenue
Net revenue for the six months ended June 30, 2024, compared to net revenue for the six months ended June 30, 2023, decreased $10.9 million, or 2.6%. The decrease is primarily driven by reductions in spot and network revenues of $12.4 million and $6.5 million, respectively, as a result of current macroeconomic conditions. These decreases were primarily offset by $4.2 million of higher digital advertising revenue largely driven by growth in digital marketing services and a $3.8 million increase in other revenue primarily resulting from higher trade revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2024, compared to content costs for the six months ended June 30, 2023, decreased $3.5 million, or 2.2%, primarily as a result of lower syndicated programming costs and reduced spend on third party station inventory, both resulting from declining revenue, and lower personnel costs. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the six months ended June 30, 2024, compared to selling, general and administrative expenses for the six months ended June 30, 2023, increased $0.4 million or 0.2%. Selling, general and administrative expenses increased slightly as higher trade expense was mostly offset by reduced research expense resulting from a contract renewal.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2024, as compared to depreciation and amortization expense for the six months ended June 30, 2023, decreased $0.3 million, or 0.9%. Depreciation and amortization expense decreased primarily as certain definite-lived intangibles that were fully amortized during the second quarter of 2023 were mostly offset by additional fixed assets placed into service.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2024, compared to corporate expenses for the six months ended June 30, 2023, increased $9.4 million, or 24.7%. Corporate expenses increased primarily from $16.3 million of debt exchange costs in the second quarter of 2024 and higher legal fees. These increases were partially offset by a $9.1 million impairment, recorded during the second quarter of 2023, for a certain lease which is expected to be sublet at an amount less than the current contractual agreement.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the six months ended June 30, 2024, was not material.
The gain on sale or disposal of assets or stations for the six months ended June 30, 2023, was primarily related to the sale of WFAS-FM.

Interest Expense
Total interest expense for the six months ended June 30, 2024, decreased $0.6 million, or 1.7%, when compared to the total interest expense for the six months ended June 30, 2023. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Term Loan due 2026	$10,395	$14,612	$(4,217)
Term Loan due 2029	5,504	—	5,504
Senior Notes due 2026	8,110	12,542	(4,432)
Senior Notes due 2029	4,017	—	4,017
Financing liabilities	6,994	7,213	(219)
Amortization of debt discount	(891)	—	(891)
Other, including amortization and write-off of debt issuance costs	857	1,239	(382)
Interest expense	$34,986	$35,606	$(620)
Interest Income
Interest income for the six months ended June 30, 2024, decreased $0.6 million, or 54.5% when compared to interest income for the six months ended June 30, 2023. Interest income decreased as a result of reduced investment in government money market funds during 2024 when compared to 2023.
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the six months ended June 30, 2024 of $0.2 million was driven by the Company's repurchase of $0.5 million principal amount of the Senior Notes due 2026.
The gain on early extinguishment of debt for the six months ended June 30, 2023 of $9.0 million was primarily driven by the Company's repurchases of $34.7 million principal amount of the Senior Notes due 2026.
Other Income (Expense)
Other income for the six months ended June 30, 2024, of $14.8 million, represents the gain recognized on the February 2024 sale of Broadcast Music, Inc. (the "BMI Sale") to a shareholder group led by New Mountain Capital, LLC.
Other expense for the six months ended June 30, 2023, was not material.
Income Tax Expense
For the six months ended June 30, 2024, the Company recorded an income tax expense of $2.3 million on pre-tax book loss of $39.6 million, resulting in an effective tax rate of approximately (5.8)%. For the six months ended June 30, 2023, the Company recorded an income tax expense of $1.0 million on pre-tax book loss of $21.5 million, resulting in an effective tax rate of approximately (4.6)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the six month periods ended June 30, 2024 and 2023, primarily relate to the valuation allowance recognized during the year, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $33.6 million for the six months ended June 30, 2024, compared to the Adjusted EBITDA of $41.0 million for the six months ended June 30, 2023, decreased $7.4 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
GAAP net loss	$(27,699)	$(1,068)
Income tax expense (benefit)	779	(4,818)
Non-operating expenses, including net interest expense	17,507	17,496
Depreciation and amortization	14,680	15,146
Stock-based compensation expense	1,336	1,492
Loss (gain) on sale or disposal of assets or stations	45	(272)
Gain on early extinguishment of debt	(170)	(8,389)
Restructuring costs	1,988	10,716
Debt exchange costs	16,271	—
Non-routine legal expenses	280	173
Franchise taxes	196	200
Adjusted EBITDA	$25,213	$30,676

	Six Months Ended June 30,
	2024	2023
GAAP net loss	$(41,853)	$(22,535)
Income tax expense	2,278	986
Non-operating expenses, including net interest expense	19,688	34,811
Depreciation and amortization	29,549	29,830
Stock-based compensation expense	2,408	2,618
Loss (gain) on sale or disposal of assets or stations	54	(7,281)
Gain on early extinguishment of debt	(170)	(9,006)
Restructuring costs	4,118	11,007
Debt exchange costs	16,271	—
Non-routine legal expenses	888	176
Franchise taxes	387	399
Adjusted EBITDA	$33,618	$41,005
Liquidity and Capital Resources
As of June 30, 2024, we had $53.5 million of cash and cash equivalents. The Company used $24.1 million of cash for operating activities in the six months ended June 30, 2024, and generated cash from operating activities of $35.2 million in the six months ended June 30, 2023.
Historically, our principal sources of funds have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may also be exacerbated in challenging or otherwise uncertain economic periods. In certain periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our various content platforms, including an extensive number of local stations, national reach, and growing digital businesses, represent a broad diversity in format, listener base, geography, and advertiser base which help us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. However, future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity.
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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
2026 Credit Agreement (Term Loan due 2026)
On September 26, 2019, we entered into the 2026 Credit Agreement providing for the Term Loan due 2026. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the 2026 Credit Agreement.
2029 Credit Agreement (Term Loan Due 2029)
On May 2, 2024, Holdings completed its previously announced offer (the "Term Loan Exchange Offer" and, together with the Notes Exchange Offer, the "Exchange Offer") to exchange its Term Loan due 2026, for new senior secured term loans due May 2, 2029 (the "Term Loan due 2029") issued under a new credit agreement. In connection with the Term Loan Exchange Offer, Holdings exchanged $328.3 million in aggregate principal amount of its Term Loan due 2026 for $311.8 million in aggregate principal amount of Term Loan due 2029. After giving effect to the Term Loan Exchange Offer, including fees and expenses, as of May 2, 2024, there was $1.2 million in aggregate principal amount outstanding under its Term Loan due 2026 and $311.8 million in aggregate principal amount outstanding under its Term Loan due 2029.
See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Term Loan Exchange Offer.
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

On May 2, 2024, the Borrowers and Intermediate Holdings entered into the Sixth Amendment to the 2020 Revolving Credit Agreement which, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to March 1, 2029, provided, that if any indebtedness for borrowed money of Holdings or one of its restricted subsidiaries with an aggregate principal amount in excess of the lesser of (A) $50.0 million and (B) the greater of (x) $35.0 million and (y) the aggregate principal amount of indebtedness outstanding under the 2026 Credit Agreement and the 2026 Notes Indenture is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the Initial Maturity Date shall instead be such Springing Maturity Date, and (ii) increased the aggregate commitments under the 2020 Revolving Credit Agreement to $125.0 million. Except as modified by the Sixth Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Sixth Amendment.
Senior Notes due 2026
On June 26, 2019, we entered into an indenture under which the Senior Notes due 2026 were issued. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the indenture and the Senior Notes due 2026.
Senior Notes due 2029
On May 2, 2024, Holdings consummated its previously announced Notes Exchange Offer to exchange any and all of its outstanding Senior Notes due 2026 for new 8.00% Senior Secured First-Lien Notes due 2029 (the "Senior Notes due 2029"). In connection with the Notes Exchange Offer, Holdings accepted $323.0 million in aggregate principal amount of Senior Notes due 2026 tendered in the Notes Exchange Offer in exchange for approximately $306.4 million in aggregate principal amount of Senior Notes due 2029. After giving effect to the Notes Exchange Offer, including fees and expenses, as of May 2, 2024, there was $23.2 million in aggregate principal amount of Senior Notes due 2026 outstanding and $306.4 million in aggregate principal amount of Senior Notes due 2029 outstanding. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Notes Exchange Offer.
Share Repurchase Program
On May 4, 2022, the Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Authorization") for up to $50.0 million of outstanding Class A common stock. The Prior Share Repurchase Authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization superseded and replaced our Prior Share Repurchase Authorization, and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the Company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt."
During the six months ended June 30, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the six months ended June 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited Condensed Consolidated Balance Sheet.
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
As of June 30, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program.
Cash Flows (Used in) Provided by Operating Activities

	Six Months Ended June 30,
	2024	2023
(Dollars in thousands)
Net cash (used in) provided by operating activities	$(24,056)	$35,188
Net cash used in operating activities for the six months ended June 30, 2024, compared to net cash provided by operating activities for the six months ended June 30, 2023, decreased primarily as a result of changes in working capital and reduced operating results. Operating loss for the six months ended June 30, 2024, included $16.3 million of debt exchange costs.
Cash Flows Provided by (Used in) Investing Activities

	Six Months Ended June 30,
	2024	2023
(Dollars in thousands)
Net cash provided by (used in) investing activities	$2,349	$(6,376)
Net cash provided by investing activities for the six months ended June 30, 2024, consists primarily of proceeds from the BMI Sale which were largely offset by capital expenditures.
For the six months ended June 30, 2023, net cash used in investing activities consists primarily of capital expenditures which were partially offset by proceeds from the sale of WFAS-FM.
Cash Flows Used in Financing Activities

	Six Months Ended June 30,
	2024	2023
(Dollars in thousands)
Net cash used in financing activities	$(5,461)	$(43,825)
For the six months ended June 30, 2024, net cash used in financing activities primarily relates to repayments of financing obligations and shares returned in lieu of tax payments for vested restricted stock.
For the six months ended June 30, 2023, net cash used in financing activities primarily relates to the repurchase of $34.7 million principal amount of the Senior Notes due 2026 for $25.9 million, the purchase of $7.8 million of treasury stock, and the repurchase of $3.8 million principal amount of Term Loan due 2026 for $3.6 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2024.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2023. For more information, see Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies."
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2023 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. During the six months ended June 30, 2024, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Description

4.1
Indenture dated as of May 2, 2024, among Cumulus Media New Holdings Inc., the Guarantors (as defined therein) and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

4.2	Form of 8.000% Senior Secured First-Lien Notes due 2029 (included as Exhibit A to Exhibit 4.1 hereto).

4.3
First Supplemental Indenture, dated as of May 2, 2024, between Cumulus Media New Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.1
Transaction Support Agreement, dated as of April 18, 2024, by and among Cumulus Media Inc., Cumulus Media New Holdings Inc. and the Ad-Hoc Group (as defined therein) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on April 19, 2024).

10.2
Term Loan Exchange Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., certain subsidiaries of Cumulus Media Intermediate Inc., certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.3
Credit Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., certain subsidiaries of Cumulus Media Intermediate Inc., certain lenders, and Bank of America, N.A., as Administrative Agent (included as Exhibit B to Exhibit 10.2 hereto).

10.4
Amended Credit Agreement, reflecting amendments to that certain Credit Agreement, dated as of September 26, 2019, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, and Bank of America, N.A., as administrative agent (included as Exhibit A to Exhibit 10.2 hereto).

10.5
Sixth Amendment to the ABL Credit Agreement, dated as of May 2, 2024, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024).

10.6	Fifth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Robert J. Walker.

10.7	Sixth Amendment to Employment Agreement, dated June 18, 2024, by and between Cumulus Media Inc. and Robert J. Walker.

10.8	Seventh Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner.

10.9	Eighth Amendment to Employment Agreement, dated June 14, 2024, by and between Cumulus Media Inc. and Dave Milner.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumulus Media Inc.

August 2, 2024	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer