Form 10-Q
period 2024-09-30
CUMULUS MEDIA INC
filed 2024-11-01
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of October 25, 2024, the registrant had 16,985,663 outstanding shares of common stock consisting of: 16,673,622 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$52,154	$80,660
Accounts receivable, less allowance for doubtful accounts of $5,804 and $5,983 at September 30, 2024 and December 31, 2023, respectively	167,914	180,706
Trade receivable	4,075	1,495
Prepaid expenses and other current assets	30,392	24,036
Total current assets	254,535	286,897
Property and equipment, net	166,246	180,596
Operating lease right-of-use assets	106,220	118,646
Broadcast licenses	741,635	741,716
Other intangible assets, net	83,672	95,913
Other assets	12,046	16,533
Total assets	$1,364,354	$1,440,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,593	$114,072
Current portion of operating lease liabilities	26,431	27,515
Trade payable	3,358	2,152
Total current liabilities	134,382	143,739
Long-term debt	670,313	672,424
Operating lease liabilities	101,207	113,141
Financing liabilities, net	201,489	205,890
Other liabilities	5,757	6,200
Deferred income tax liabilities	14,427	12,325
Total liabilities	1,127,575	1,153,719
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 22,154,838 and 21,456,675 shares issued; 16,673,622 and 16,237,939 shares outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost, 5,481,216 and 5,218,736 shares at September 30, 2024 and December 31, 2023, respectively	(46,833)	(45,747)
Additional paid-in-capital	357,189	353,732
Accumulated deficit	(73,577)	(21,403)
Total stockholders’ equity	236,779	286,582
Total liabilities and stockholders’ equity	$1,364,354	$1,440,301
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$203,598	$207,419	$608,500	$623,247
Operating expenses:
Content costs	76,368	76,740	235,056	238,939
Selling, general and administrative expenses	93,890	91,834	283,009	280,536
Depreciation and amortization	14,721	13,950	44,270	43,780
Corporate expenses	11,934	15,926	59,483	54,048
Loss (gain) on sale or disposal of assets or stations	6	(8,614)	60	(15,895)
Total operating expenses	196,919	189,836	621,878	601,408
Operating income (loss)	6,679	17,583	(13,378)	21,839
Non-operating expense:
Interest expense	(17,043)	(17,862)	(52,029)	(53,468)
Interest income	34	634	526	1,715
Gain on early extinguishment of debt	—	843	170	9,849
Other (expense) income, net	(32)	(26)	14,774	(312)
Total non-operating expense, net	(17,041)	(16,411)	(36,559)	(42,216)
(Loss) income before income taxes	(10,362)	1,172	(49,937)	(20,377)
Income tax benefit (expense)	41	1,550	(2,237)	564
Net (loss) income	$(10,321)	$2,722	$(52,174)	$(19,813)
Basic and diluted (loss) earnings per common share (see Note 9, "(Loss) Earnings Per Share"):
Basic: (Loss) Earnings per share	$(0.61)	$0.17	$(3.10)	$(1.13)
Diluted: (Loss) Earnings per share	$(0.61)	$0.16	$(3.10)	$(1.13)
Weighted average basic common shares outstanding	16,936,749	16,466,814	16,836,679	17,525,245
Weighted average diluted common shares outstanding	16,936,749	16,502,186	16,836,679	17,525,245

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

For the nine months ended September 30, 2024
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(14,154)	(14,154)
Shares returned in lieu of tax payments	—	—	—	—	261,668	(1,084)	—	—	(1,084)
Issuance of common stock	335,837	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,072	—	1,072
Balance at March 31, 2024	16,573,776	$—	312,041	$—	5,480,404	$(46,831)	$354,804	$(35,557)	$272,416
Net loss	—	—	—	—	—	—	—	(27,699)	(27,699)
Shares returned in lieu of tax payments	—	—	—	—	812	(2)	—	—	(2)
Issuance of common stock	50,394	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,336	—	1,336
Balance at June 30, 2024	16,624,170	$—	312,041	$—	5,481,216	$(46,833)	$356,140	$(63,256)	$246,051
Net loss	—	—	—	—	—	—	—	(10,321)	(10,321)
Issuance of common stock	49,452	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,049	—	1,049
Balance at September 30, 2024	16,673,622	$—	312,041	$—	5,481,216	$(46,833)	$357,189	$(73,577)	$236,779

For the nine months ended September 30, 2023
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings	Total

Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(21,467)	(21,467)
Shares returned in lieu of tax payments	—	—	—	—	220,949	(1,421)	—	—	(1,421)
Issuance of common stock	252,245	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,126	—	1,126
Treasury stock purchased under share repurchase program	(323,285)	—	—	—	323,285	(1,511)	—	—	(1,511)
Balance at March 31, 2023	17,853,970	$—	312,041	$—	3,471,973	$(39,465)	$349,588	$75,009	$385,132
Net loss	—	—	—	—	—	—	—	(1,068)	$(1,068)
Shares returned in lieu of tax payments	—	—	—	—	1,758	(5)	—	—	(5)
Issuance of common stock	45,354	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,492	—	1,492
Treasury stock purchased under share repurchase program	(1,745,005)	—	—	—	1,745,005	(6,277)	—	—	(6,277)
Balance at June 30, 2023	16,154,319	$—	312,041	$—	5,218,736	$(45,747)	$351,080	$73,941	$379,274
Net income	—	—	—	—	—	—	—	2,722	2,722
Issuance of common stock	41,810	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,471	—	1,471
Balance at September 30, 2023	16,196,129	$—	312,041	$—	5,218,736	$(45,747)	$352,551	$76,663	$383,467

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,174)	$(19,813)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,270	43,780
Amortization and write-off of debt issuance costs	1,002	1,602
Amortization of debt discount	(2,261)	—
Provision for doubtful accounts	1,952	2,284
Loss (gain) on sale or disposal of assets or stations	60	(15,895)
Gain on sale of BMI	(14,846)	—
Gain on early extinguishment of debt	(170)	(9,849)
Impairment of right-of-use assets	944	9,050
Change in fair value of contingent consideration	—	(2,000)
Deferred income taxes	2,102	(702)
Stock-based compensation expense	3,457	4,089
Non-cash interest expense on financing liabilities	2,982	2,941
Non-cash imputed rental income	(3,670)	(3,560)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	14,953	34,511
Trade receivable	(2,580)	(572)
Prepaid expenses and other current assets	(5,926)	(4,421)
Operating leases, net	(1,536)	(1,116)
Other assets	435	(1,049)
Accounts payable and accrued expenses	(9,883)	(11,966)
Trade payable	1,206	629
Other liabilities	(447)	447
Net cash (used in) provided by operating activities	(20,130)	28,390
Cash flows from investing activities:
Proceeds from sale of assets or stations	56	17,814
Proceeds from sale of BMI	14,846	—
Capital expenditures	(15,881)	(21,026)
Net cash used in investing activities	(979)	(3,212)
Cash flows from financing activities:
Repayment of borrowings under Term Loan due 2026	—	(7,900)
Repayments of borrowings under Senior Notes due 2026	(330)	(25,861)
Treasury stock purchases	—	(7,788)
Payment of contingent consideration	—	(2,000)
Financing costs on Revolving Credit Agreement	(275)	—
Shares returned in lieu of tax payments	(1,086)	(1,426)
Repayments of financing liabilities	(4,900)	(4,235)
Repayments of finance lease obligations	(806)	(594)
Net cash used in financing activities	(7,397)	(49,804)
Decrease in cash and cash equivalents	(28,506)	(24,626)
Cash and cash equivalents at beginning of period	80,660	107,433
Cash and cash equivalents at end of period	$52,154	$82,807

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
Nature of Business
Cumulus Media (NASDAQ: CMLS) is an audio-first media company delivering premium content to over a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 400 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, Infinity Sports Network, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,800 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has one reportable segment. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2023, was derived from the Company’s audited financial statements as of December 31, 2023, and our accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2024, and for the periods ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the nine months ended September 30, 2024 and 2023, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of September 30, 2024 and December 31, 2023, assets held for sale were not material.

Proceeds from BMI Sale
The Company received $14.8 million in cash proceeds related to the February 2024 sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC. The Company's equity ownership in BMI began decades ago and changed through acquisitions and divestitures of other broadcast stations and companies over the years. The Company recorded the proceeds in the other (expense) income, net, financial statement line item of the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024.
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
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Interest paid	$57,542	$53,026
Income taxes paid	149	501
Supplemental disclosures of non-cash flow information:
Trade revenue	$47,919	$41,696
Trade expense	45,865	41,194
Noncash principal change in financing liabilities	390	(373)
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
2. Disposition
WDRQ Sale
On July 31, 2023, the Company completed the sale of WDRQ-FM, in Detroit, MI (the "WDRQ Sale") for $10.0 million in cash. The Company recorded a gain on the WDRQ Sale of $8.6 million which was included in the loss (gain)

on sale or disposal of assets or stations financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.
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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Broadcast radio revenue:
Spot	$96,397	$105,890
Network	42,564	40,360
Total broadcast radio revenue	138,961	146,250
Digital	40,020	37,215
Other	24,617	23,954
Net revenue	$203,598	$207,419

	Nine Months Ended September 30,
	2024	2023
Broadcast radio revenue:
Spot	$288,776	$310,668
Network	126,032	130,355
Total broadcast radio revenue	414,808	441,023
Digital	113,864	106,842
Other	79,828	75,382
Net revenue	$608,500	$623,247
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the three months ended September 30, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $14.5 million and $13.2 million, respectively; and (2) trade and barter expenses of $15.9 million and $13.2 million, respectively. For the nine months ended September 30, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $47.9 million and $41.7 million, respectively; and (2) trade and barter expenses of $45.9 million and $41.2 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, the Company recorded an asset of approximately $6.3 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2024 and December 31, 2023 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	Broadcast licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$13,507	$919,243
Dispositions	(81)	(1)	—	(2)	(84)
Balance as of September 30, 2024	$741,635	$19,019	$145,000	$13,505	$919,159

Accumulated Amortization
Balance as of December 31, 2023	$—	$—	$(73,235)	$(8,379)	$(81,614)
Amortization expense	—	—	(11,114)	(1,124)	(12,238)
Balance as of September 30, 2024	$—	$—	$(84,349)	$(9,503)	$(93,852)
Net Book Value as of September 30, 2024	$741,635	$19,019	$60,651	$4,002	$825,307
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the nine months ended September 30, 2024 and 2023, respectively. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.
5. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Term Loan due 2026	$1,203	$329,510
Senior Notes due 2026	22,697	346,245
Term Loan due 2029 (1)	327,205	—
Senior Notes due 2029 (2)	321,889	—
Less: Total unamortized debt issuance costs	(2,681)	(3,331)
Long-term debt, net	$670,313	$672,424
Future maturities of the Company's long-term debt obligations as of September 30, 2024 are as follows (dollars in thousands):

2024	$—
2025	—
2026	23,900
2027	—
2028	—
Thereafter (1) (2)	618,217
Total	$642,117

(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of September 30, 2024, $15.4 million of the difference is unamortized.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of September 30, 2024, $15.5 million of the difference is unamortized.
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
Prior to the execution of Amendment No. 2, amounts outstanding under the 2026 Credit Agreement bore interest at a per annum rate equal to (i) the London Inter-bank Offered Rate ("LIBOR") plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.00%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the 2026 Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate. As of September 30, 2024, the Term Loan due 2026 bore interest at a rate of 8.71% per annum.
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
As of September 30, 2024, we were in compliance with all required covenants under the 2026 Credit Agreement.
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
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) SOFR, subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the 2029 Credit Agreement has substantially similar representations and events of default as the 2026 Credit Agreement has (prior to giving effect to the Term Loan Exchange Offer). As of September 30, 2024, the Term Loan due 2029 bore interest at a rate of 10.24% per annum.
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
As of September 30, 2024, we were in compliance with all required covenants under the 2029 Credit Agreement.
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
As of September 30, 2024, $4.4 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of September 30, 2024, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
During the nine months ended September 30, 2024, the Company repaid $0.5 million principal amount of the Senior Notes due 2026. The repayment resulted in a gain on extinguishment of debt of $0.2 million. The Senior Notes due 2026 were repaid with cash on hand. The Company wrote-off debt issuance costs as a result of the repayment which were not material.
During the nine months ended September 30, 2023, the Company repaid $34.7 million principal amount of the Senior Notes due 2026. The repayments resulted in a gain on extinguishment of debt of $8.8 million. The Senior Notes due 2026 were repaid with cash on hand. The Company wrote-off $0.3 million of debt issuance costs as a result of the repayment.
As of September 30, 2024, Holdings was in compliance with all required covenants under the Indenture.
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
As of September 30, 2024, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
The Senior Notes due 2026 and the Senior Notes due 2029 have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the Senior Notes due 2029 for resale under the Securities Act of 1933, as amended (the "Securities Act"), or the securities laws of any other jurisdiction and is not required to exchange the Senior Notes due 2026 or the Senior Notes due 2029 for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") is not applicable and no separate financial statements are required for the guarantor subsidiaries.
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loans due 2026 and 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices (dollars in thousands):

	September 30, 2024	December 31, 2023
Term Loan due 2026:
Gross value	$1,203	$329,510
Fair value - Level 2	$541	$250,428
Term Loan due 2029:
Gross value	$327,205	$—
Fair value - Level 2	$141,516	$—
Senior Notes due 2026:
Gross value	$22,697	$346,245
Fair value - Level 2	$17,847	$231,119
Senior Notes due 2029:
Gross value	$321,889	$—
Fair value - Level 2	$128,756	$—
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Level 1		Level 2		Level 3
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Cash equivalents	$—	$49,092	$—	$—	$—	$—
7. Income Taxes
For the three months ended September 30, 2024, the Company recorded an immaterial income tax benefit on pre-tax book loss of $10.4 million, resulting in an effective tax rate of approximately 0.4%. For the three months ended September 30, 2023, the Company recorded an income tax benefit of $1.6 million on pre-tax book income of $1.2 million, resulting in an effective tax rate of approximately (132.3)%.
For the nine months ended September 30, 2024, the Company recorded an income tax expense of $2.2 million on pre-tax book loss of $49.9 million, resulting in an effective tax rate of approximately (4.5)%. For the nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.6 million on pre-tax book loss of $20.4 million, resulting in an effective tax rate of approximately 2.8%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2024 and 2023, primarily relate to the valuation allowance recognized during the year and discussed further below, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes. The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2024 and December 31, 2023, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of September 30, 2024, the Company had 22,466,879 aggregate issued shares of common stock, and 16,985,663 outstanding shares consisting of: (i) 22,154,838 issued shares and 16,673,622 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
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
Share Repurchase Program
On May 4, 2022, the Board of Directors authorized a share repurchase program (the "Prior Share Repurchase Authorization") for up to $50.0 million of outstanding Class A common stock. Under the Prior Share Repurchase Authorization, on May 12, 2023, the Company commenced a modified Dutch tender offer to purchase up to $10.0 million of shares of its Class A common stock at a price not greater than $3.25 and not less than $2.85 per share of Class A common stock, to the tendering shareholder in cash, less any applicable withholding taxes and without interest (the "2023 Offer"). The 2023 Offer expired on June 9, 2023. Through the 2023 Offer, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses.The Prior Share Repurchase Authorization expired on November 3, 2023.
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
During the nine months ended September 30, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the nine months ended September 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock, and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited condensed consolidated balance sheet.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued, subject to a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the nine months ended September 30, 2023, was not material.
As of September 30, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
9. (Loss) Earnings Per Share
The Company calculates basic (loss) earnings per share by dividing net (loss) earnings by the weighted average number of common shares outstanding. The Company calculates diluted (loss) earnings per share by dividing net (loss) earnings by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards.

For the three and nine months ended September 30, 2024 and nine months ended 2023, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive. For the three months ended September 30, 2023, potential common shares related to the Company's stock options were excluded from the diluted share count as the exercise price of the options was greater than the average market price of the common shares and, as such, their effect would have been anti-dilutive.
The Company applies the two-class method to calculate (loss) earnings per share. Because both classes share the same rights in dividends and losses, (loss) earnings per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted (loss) earnings per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30,
	2024	2023
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(10,321)	$2,722
Basic net (loss) income attributable to common shares	$(10,321)	$2,722
Denominator:
Basic weighted average shares outstanding	16,937	16,467
Basic undistributed net (loss) income per share attributable to common shares	$(0.61)	$0.17

Diluted (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from operations	$(10,321)	$2,722
Diluted net (loss) income attributable to common shares	$(10,321)	$2,722
Denominator:
Basic weighted average shares outstanding	16,937	16,467
Effect of dilutive options and restricted share units	—	35
Diluted weighted average shares outstanding	16,937	16,502
Diluted undistributed net (loss) income per share attributable to common shares	$(0.61)	$0.16

	Nine Months Ended September 30,
	2024	2023
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(52,174)	$(19,813)
Basic net loss attributable to common shares	$(52,174)	$(19,813)
Denominator:
Basic weighted average shares outstanding	16,837	17,525
Basic undistributed net loss per share attributable to common shares	$(3.10)	$(1.13)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(52,174)	$(19,813)
Diluted net loss attributable to common shares	$(52,174)	$(19,813)
Denominator:
Basic weighted average shares outstanding	16,837	17,525
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	16,837	17,525
Diluted undistributed net loss per share attributable to common shares	$(3.10)	$(1.13)
10. Commitments and Contingencies
Legal Proceedings
We currently are, and expect in the future to be, a party to various legal proceedings, arbitrations, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not record a loss accrual.
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
Non-GAAP Financial Measure
From time to time, we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is a financial metric by which management and the chief operating decision maker allocate resources of the Company and analyze the performance of the Company as a whole. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our credit agreements.
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
Adjusted EBITDA should not be considered in isolation or as a substitute for net (loss) income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.

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

	Three Months Ended September 30,
	2024	2023	2024 vs 2023 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$203,598	$207,419	$(3,821)	(1.8)%
Content costs	76,368	76,740	(372)	(0.5)%
Selling, general and administrative expenses	93,890	91,834	2,056	2.2%
Depreciation and amortization	14,721	13,950	771	5.5%
Corporate expenses	11,934	15,926	(3,992)	(25.1)%
Loss (gain) on sale or disposal of assets or stations	6	(8,614)	8,620	N/A
Operating income	6,679	17,583	(10,904)	(62.0)%
Interest expense	(17,043)	(17,862)	819	4.6%
Interest income	34	634	(600)	(94.6)%
Gain on early extinguishment of debt	—	843	(843)	(100.0)%
Other expense, net	(32)	(26)	(6)	(23.1)%
(Loss) income before income taxes	(10,362)	1,172	(11,534)	N/A
Income tax benefit	41	1,550	(1,509)	(97.4)%
Net (loss) income	$(10,321)	$2,722	$(13,043)	N/A
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$24,051	$26,925	$(2,874)	(10.7)%

	Nine Months Ended September 30,
	2024	2023	2024 vs 2023 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$608,500	$623,247	$(14,747)	(2.4)%
Content costs	235,056	238,939	(3,883)	(1.6)%
Selling, general and administrative expenses	283,009	280,536	2,473	0.9%
Depreciation and amortization	44,270	43,780	490	1.1%
Corporate expenses	59,483	54,048	5,435	10.1%
Loss (gain) on sale or disposal of assets or stations	60	(15,895)	15,955	N/A
Operating (loss) income	(13,378)	21,839	(35,217)	N/A
Interest expense	(52,029)	(53,468)	1,439	2.7%
Interest income	526	1,715	(1,189)	(69.3)%
Gain on early extinguishment of debt	170	9,849	(9,679)	(98.3)%
Other income (expense), net	14,774	(312)	15,086	N/A
Loss before income taxes	(49,937)	(20,377)	(29,560)	(145.1)%
Income tax (expense) benefit	(2,237)	564	(2,801)	N/A
Net loss	$(52,174)	$(19,813)	$(32,361)	(163.3)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$57,669	$67,930	$(10,261)	(15.1)%

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
Net Revenue
Net revenue for the three months ended September 30, 2024, compared to net revenue for the three months ended September 30, 2023, decreased $3.8 million, or 1.8%. The decrease is primarily driven by a reduction in spot revenue of $9.5 million resulting from current macroeconomic conditions. This decrease was primarily offset by $2.8 million of higher digital advertising revenue largely driven by growth in digital marketing services, $2.2 million of increased network revenue resulting from improved sports advertising, and $0.7 million of incremental other revenue primarily from higher trade revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2024, compared to content costs for the three months ended September 30, 2023, decreased $0.4 million, or 0.5%, primarily as a result of reduced spend on third party station inventory and lower syndicated programming costs. These decreases were mostly offset by higher digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2024, compared to selling, general and administrative expenses for the three months ended September 30, 2023, increased $2.1 million, or 2.2%. Selling, general and administrative expenses increased primarily from higher trade expense.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2024, as compared to depreciation and amortization expense for the three months ended September 30, 2023, increased $0.8 million, or 5.5%. Depreciation and amortization expense increased primarily as a result of additional fixed assets placed into service.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2024, compared to corporate expenses for the three months ended September 30, 2023, decreased $4.0 million, or 25.1%. Corporate expenses decreased primarily as a result of lower incentive compensation expense resulting from Company performance and lower restructuring expenses.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the three months ended September 30, 2024, was not material.
The gain on sale or disposal of assets or stations for the three months ended September 30, 2023, was primarily related to the sale of WDRQ-FM.

Interest Expense
Total interest expense for the three months ended September 30, 2024, decreased $0.8 million, or 4.6%, when compared to the total interest expense for the three months ended September 30, 2023. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
Term Loan due 2026	$28	$7,945	$(7,917)
Term Loan due 2029	8,050	—	8,050
Senior Notes due 2026	383	5,842	(5,459)
Senior Notes due 2029	6,127	—	6,127
Financing liabilities	3,551	3,569	(18)
Amortization of debt discount	(1,370)	—	(1,370)
Other, including amortization and write-off of debt issuance costs	274	506	(232)
Interest expense	$17,043	$17,862	$(819)
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the three months ended September 30, 2023 of $0.8 million was driven by the Company's repurchases of $5.2 million principal amount of the Term Loan due 2026.
Other Expense
Other expense for the three months ended September 30, 2024 and 2023, was not material.
Income Tax Benefit
For the three months ended September 30, 2024, the Company recorded an immaterial income tax benefit on pre-tax book loss of $10.4 million, resulting in an effective tax rate of approximately 0.4%. For the three months ended September 30, 2023, the Company recorded an income tax benefit of $1.6 million on pre-tax book income of $1.2 million, resulting in an effective tax rate of approximately (132.3)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended September 30, 2024 and 2023, primarily relate to the valuation allowance recognized, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $24.1 million for the three months ended September 30, 2024, compared to the Adjusted EBITDA of $26.9 million for the three months ended September 30, 2023, decreased $2.9 million.
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
Net Revenue
Net revenue for the nine months ended September 30, 2024, compared to net revenue for the nine months ended September 30, 2023, decreased $14.7 million, or 2.4%. The decrease is primarily driven by reductions in spot and network revenues of $21.9 million and $4.3 million, respectively, as a result of current macroeconomic conditions. These decreases were primarily offset by $7.0 million of higher digital advertising revenue largely driven by growth in digital marketing services and a $4.5 million increase in other revenue primarily resulting from higher trade revenue.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the nine months ended September 30, 2024, compared to content costs for the nine months ended September 30, 2023, decreased $3.9 million, or 1.6%, primarily resulting from reductions in syndicated programming costs, third party station inventory, and music licensing fees, all driven by declining revenue. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.

Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the nine months ended September 30, 2024, compared to selling, general and administrative expenses for the nine months ended September 30, 2023, increased $2.5 million or 0.9%. Selling, general and administrative expenses increased from higher trade expense and higher personnel costs largely driven by an expanded digital sales force. These increases were partially offset by reduced research expense resulting from a contract renewal and lower rent expense arising from actions taken to reduce our real estate footprint.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2024, as compared to depreciation and amortization expense for the nine months ended September 30, 2023, increased $0.5 million, or 1.1%. Depreciation and amortization expense increased as a result of additional fixed assets placed into service which was mostly offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the nine months ended September 30, 2024, compared to corporate expenses for the nine months ended September 30, 2023, increased $5.4 million, or 10.1%. Corporate expenses increased primarily from $16.4 million of debt exchange costs in 2024 and higher legal fees. These increases were partially offset by a $9.1 million impairment, recorded during the second quarter of 2023, for a certain lease which is expected to be sublet at an amount less than the current contractual agreement and lower incentive compensation expense resulting from Company performance.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the nine months ended September 30, 2024, was not material.
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2023, was primarily related to the sales of WDRQ-FM and WFAS-FM.

Interest Expense
Total interest expense for the nine months ended September 30, 2024, decreased $1.4 million, or 2.7%, when compared to the total interest expense for the nine months ended September 30, 2023. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Term Loan due 2026	$10,423	$22,557	$(12,134)
Term Loan due 2029	13,554	—	13,554
Senior Notes due 2026	8,493	18,384	(9,891)
Senior Notes due 2029	10,144	—	10,144
Financing liabilities	10,545	10,782	(237)
Amortization of debt discount	(2,261)	—	(2,261)
Other, including amortization and write-off of debt issuance costs	1,131	1,745	(614)
Interest expense	$52,029	$53,468	$(1,439)
Interest Income
Interest income for the nine months ended September 30, 2024, decreased $1.2 million, or 69.3% when compared to interest income for the nine months ended September 30, 2023. Interest income decreased as a result of reduced investment in government money market funds during 2024 when compared to 2023.
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the nine months ended September 30, 2024 of $0.2 million was driven by the Company's repurchase of $0.5 million principal amount of the Senior Notes due 2026.
The gain on early extinguishment of debt for the nine months ended September 30, 2023 of $9.8 million was primarily driven by the Company's repurchases of $34.7 million and $8.9 million principal amount of the 6.75% Senior Notes and Term Loan due 2026, respectively.
Other Income (Expense)
Other income for the nine months ended September 30, 2024, of $14.8 million, represents the gain recognized on the February 2024 sale of Broadcast Music, Inc. (the "BMI Sale") to a shareholder group led by New Mountain Capital, LLC.
Other expense for the nine months ended September 30, 2023, was not material.
Income Tax Expense (Benefit)
For the nine months ended September 30, 2024, the Company recorded an income tax expense of $2.2 million on pre-tax book loss of $49.9 million, resulting in an effective tax rate of approximately (4.5)%. For the nine months ended September 30, 2023, the Company recorded an income tax benefit of $0.6 million on pre-tax book loss of $20.4 million, resulting in an effective tax rate of approximately 2.8%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the nine month periods ended September 30, 2024 and 2023, primarily relate to the valuation allowance recognized during the year, changes to our projected full year effective tax rate, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $57.7 million for the nine months ended September 30, 2024, compared to the Adjusted EBITDA of $67.9 million for the nine months ended September 30, 2023, decreased $10.3 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net (loss) income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
GAAP net (loss) income	$(10,321)	$2,722
Income tax benefit	(41)	(1,550)
Non-operating expenses, including net interest expense	17,041	17,254
Depreciation and amortization	14,721	13,950
Stock-based compensation expense	1,049	1,471
Loss (gain) on sale or disposal of assets or stations	6	(8,614)
Gain on early extinguishment of debt	—	(843)
Restructuring costs	357	2,212
Debt exchange costs	98	—
Non-routine legal expenses	960	122
Franchise taxes	181	201
Adjusted EBITDA	$24,051	$26,925

	Nine Months Ended September 30,
	2024	2023
GAAP net loss	$(52,174)	$(19,813)
Income tax expense (benefit)	2,237	(564)
Non-operating expenses, including net interest expense	36,729	52,065
Depreciation and amortization	44,270	43,780
Stock-based compensation expense	3,457	4,089
Loss (gain) on sale or disposal of assets or stations	60	(15,895)
Gain on early extinguishment of debt	(170)	(9,849)
Restructuring costs	4,475	13,219
Debt exchange costs	16,369	—
Non-routine legal expenses	1,848	298
Franchise taxes	568	600
Adjusted EBITDA	$57,669	$67,930
Liquidity and Capital Resources
As of September 30, 2024, we had $52.2 million of cash and cash equivalents. The Company used $20.1 million of cash for operating activities in the nine months ended September 30, 2024, and generated cash from operating activities of $28.4 million in the nine months ended September 30, 2023.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2024 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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
2026 Credit Agreement (Term Loan due 2026)
On September 26, 2019, Holdings entered into the 2026 Credit Agreement providing for the Term Loan due 2026. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the 2026 Credit Agreement.
2029 Credit Agreement (Term Loan Due 2029)
On May 2, 2024, Holdings completed its offer (the "Term Loan Exchange Offer" and, together with the Notes Exchange Offer, the "Exchange Offer") to exchange its Term Loan due 2026, for new senior secured term loans due May 2, 2029 (the "Term Loan due 2029") issued under a new credit agreement. In connection with the Term Loan Exchange Offer, Holdings exchanged $328.3 million in aggregate principal amount of its Term Loan due 2026 for $311.8 million in aggregate principal amount of Term Loan due 2029.
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
Senior Notes due 2029
On May 2, 2024, Holdings consummated its Notes Exchange Offer to exchange any and all of its outstanding Senior Notes due 2026 for new 8.00% Senior Secured First-Lien Notes due 2029 (the "Senior Notes due 2029"). In connection with the Notes Exchange Offer, Holdings accepted $323.0 million in aggregate principal amount of Senior Notes due 2026 tendered in the Notes Exchange Offer in exchange for approximately $306.4 million in aggregate principal amount of Senior Notes due 2029. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Long-Term Debt," for further discussion of the Notes Exchange Offer.
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
During the nine months ended September 30, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the nine months ended September 30, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the unaudited Condensed Consolidated Balance Sheet.
The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. Excise tax is owed on the fair market value of stock repurchases reduced by the fair market value of stock issued, subject to a $1,000,000 de minimis exception. Excise tax owed on shares repurchased during the nine months ended September 30, 2023, was not material.
As of September 30, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
Cash Flows (Used in) Provided by Operating Activities

	Nine Months Ended September 30,
	2024	2023
(Dollars in thousands)
Net cash (used in) provided by operating activities	$(20,130)	$28,390
Net cash used in operating activities for the nine months ended September 30, 2024, compared to net cash provided by operating activities for the nine months ended September 30, 2023, decreased primarily as a result of reduced operating results and changes in working capital. Operating loss for the nine months ended September 30, 2024, included $16.4 million of debt exchange costs.

Cash Flows Used in Investing Activities

	Nine Months Ended September 30,
	2024	2023
(Dollars in thousands)
Net cash used in investing activities	$(979)	$(3,212)
Net cash used in investing activities for the nine months ended September 30, 2024, consists primarily of capital expenditures which were largely offset by proceeds from the BMI Sale.
For the nine months ended September 30, 2023, net cash used in investing activities consists primarily of capital expenditures which were mostly offset by proceeds from the sales of WDRQ-FM and WFAS-FM.
Cash Flows Used in Financing Activities

	Nine Months Ended September 30,
	2024	2023
(Dollars in thousands)
Net cash used in financing activities	$(7,397)	$(49,804)
For the nine months ended September 30, 2024, net cash used in financing activities primarily relates to repayments of financing obligations and shares returned in lieu of tax payments for vested restricted stock.
For the nine months ended September 30, 2023, net cash used in financing activities primarily relates to the repurchase of $34.7 million principal amount of the 6.75% Senior Notes for $25.9 million, the repurchase of $8.9 million principal amount of Term Loan due 2026 for $7.9 million, and the purchase of $7.8 million of treasury stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2024.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2023 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. During the nine months ended September 30, 2024, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.
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

Cumulus Media Inc.

November 1, 2024	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer