Form 10-K
period 2024-12-31
CUMULUS MEDIA INC
filed 2025-02-27
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $32.7 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
As of February 20, 2025, the registrant had outstanding 17,229,777 shares of common stock consisting of (i) 16,917,736 shares of Class A common stock; (ii) 312,041 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registration's definitive proxy statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

Cautionary Statement Regarding Forward-Looking Statements
In this Annual Report on Form 10-K (this "Form 10-K" or this "Report") the terms "Company," "Cumulus," "we," "us," and "our" refer to Cumulus Media Inc. and its consolidated subsidiaries.
This Form 10-K contains and incorporates by reference "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For purposes of federal and state securities laws, forward-looking statements are all statements other than those of historical fact and are typically identified by the words "believes," "contemplates," "expects," "anticipates," "continues," "intends," "likely," "may," "plans," "potential," "should," "will" and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Cumulus and its directors and officers with respect to, among other things, future events, financial results and financial trends expected to impact Cumulus.
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
•increased competition in and with the media industry and our ability to respond to changes in technology, including artificial intelligence, in order to remain competitive;
•our ability to respond successfully to various legal, regulatory and operational issues related to the ongoing development of artificial intelligence;
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
Company Overview
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 400 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, Infinity Sports Network, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
We are a Delaware corporation, organized in 2018, and the successor to a Delaware corporation with the same name that was organized in 2002. Our predecessor, CM Wind Down Topco Inc. (formerly known as Cumulus Media, Inc., "Old Cumulus"), and certain of its direct and indirect subsidiaries filed voluntary petitions for bankruptcy relief in November 2017. Old Cumulus and its debtor subsidiaries emerged from Chapter 11 bankruptcy on June 4, 2018 and, prior to winding down its business, it transferred substantially all of its remaining assets to an indirect wholly owned subsidiary of reorganized Cumulus Media Inc. (formerly known as CM Emergence Newco Inc. and now known as Cumulus Media Inc. and referred to herein as "Cumulus Media", "Cumulus" or the "Company").
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

In addition to local, regional and national spot advertising revenues, we monetize our available inventory in the network sales marketplace. To effectively deliver network advertising for our customers, we distribute content and programming through third party affiliates in order to reach a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time to us, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach those demographic groups on a national basis. Network advertising airing across our owned, operated and affiliated stations is sold by our internal sales team located across the United States (the "U.S.") to predominantly national and regional advertisers.

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

Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and by offering digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-suite portfolio, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.

Other revenue. Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing network content, imputed tower rental income, satellite rental income, and proprietary software licensing.

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
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 400 owned and operated stations, operating in 84 markets and more than 9,500 network affiliates with an aggregate monthly reach of a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platform
The Cumulus Podcast Network connects passionate listeners with America’s most influential voices. Ranked among the top podcast networks in the country, we focus on personality-driven talk partnering with extraordinary content creators to build national, multi-platform franchises. We also create local podcasts across the country whose content entertains and informs the communities they serve. We monetize audiences through our extensive national and local ad sales teams and deep, longstanding relationships with performance and brand advertisers. Podcast advertisements include prerecorded spots and host-read advertisements by talent who provide personal endorsements of advertisers' products. Such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. We also operate a leading streaming audio advertising network in the U.S., including internet simulcasts of our owned and operated radio stations, which are distributed through multiple outlets (both owned and non-owned) and monetized through local, national, network and programmatic advertising channels. In addition, we sell an array of local digital marketing services such as email marketing, geo-targeted display and video solutions, website building and hosting, social media management, reputation management, listing management, and search engine marketing and optimization within our Cumulus C-Suite and Boost digital marketing solutions portfolio to existing and new advertisers.

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
Diversified customer base and geographic mix
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base, including local advertisers based in our 84 cities or "markets" in which we own radio stations as well as advertisers based outside those markets through our national network and spot ad sales. We sell our advertising time both nationally and locally through an integrated sales approach, including various on-air and digital integrated marketing programs and online couponing.
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include professional services, home products, entertainment, automotive, and general services. We derive additional revenue from political candidates, political parties and special interest groups, particularly in even-numbered years in advance of various elections.
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

Focus on corporate culture

We believe maintaining a corporate culture that supports employee engagement has been, and will continue to be, important to our continued success. We believe our rigorous and systematic cultural values framework, FORCE (Focused, Responsible, Collaborative, and Empowered), has created motivated employees who are invested in both their jobs and the Company's progress. This cultural framework, along with our commitment to advancing and cultivating an environment where diversity, equity and inclusion combine to create a sense of belonging for all, serves as a critical catalyst to driving higher performance, retaining talent and attracting new talent to the Company.

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
As of December 31, 2024, our workforce comprised 3,106 people, 2,250 of whom were employed full-time. Of these employees, approximately 70 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
Inflation
Inflation has affected our costs in areas including, but not limited to, personnel and equipment. Inflation is a factor in our business and we continue to seek ways to mitigate its effect. We attempt to mitigate the impact of inflation by implementing continuous process improvement and technical solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses.
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
The following table sets forth, as of February 20, 2025, by market, the number of all our owned and operated stations.

Market	Stations
Abilene, TX	4
Albuquerque, NM	8
Allentown, PA	5
Amarillo, TX	5
Ann Arbor, MI	4
Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	4
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	5
Boise, ID	6
Buffalo, NY	5
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	7
Columbia, SC	5
Columbus-Starkville, MS	5
Dallas, TX	7
Des Moines, IA	5
Detroit, MI	2
Erie, PA	4
Eugene, OR	5
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	4
Lake Charles, LA	5
Lancaster, PA	1
Lexington, KY	5

Market	Stations
Little Rock, AR	7
Los Angeles, CA	1
Macon, GA	5
Melbourne, FL	4
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	1
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
Oklahoma City, OK	6
Oxnard-Ventura, CA / Santa Barbara, CA	4
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	6
Savannah, GA	4
Shreveport, LA	5
Syracuse, NY	3
Tallahassee, FL	4
Toledo, OH	5
Topeka, KS	6
Tucson, AZ	5
Washington, DC	2
Wichita Falls, TX	4
Wilkes-Barre, PA	5
Wilmington, NC	5
Worcester, MA	3
York, PA	3
Youngstown, OH	8
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. During the year ended December 31, 2024 and as of February 20, 2025, two stations remain in trust.
Ownership Matters
The Communications Act generally restricts companies which control broadcast licenses from having more than 25% of their capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. The FCC granted a petition allowing us to have 100% foreign voting and/or equity ownership, subject to certain conditions. We are required to take steps to monitor the citizenship of our stockholders based principally on our review of ownership information that is known or reasonably should be known to us to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act. In February 2024, after determining that a non-U.S. stockholder held over 10% of our stock, we filed a separate petition with the FCC requesting approval of such foreign holdings. That petition remains pending before the FCC.
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
With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation's voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the media outlets owned by the corporation, unless the corporation has a single stockholder which owns more than 50% of the corporation’s voting stock. As discussed below, participation in Local Marketing Agreements ("LMAs") or a Joint Sales Agreement ("JSA") also may result in an attributable interest. See "Local Marketing Agreements" and "Joint Sales Agreements" within Item 1, "Business."
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
Local Marketing Agreements
From time to time, radio stations enter into LMAs. In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. As of December 31, 2024 and 2023, the Company did not operate any stations under LMA.
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
Under the FCC's ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC's ownership rules would otherwise prohibit that common ownership. As of December 31, 2024 and 2023, the Company does not operate under any JSAs.

Content, Licenses and Royalties
We must pay royalties to song composers and publishers whenever we broadcast musical compositions. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC"), and Global Music Rights ("GMR"). There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI, SESAC or GMR, or that additional PROs will not emerge. In addition, from time to time the PROs conduct audits of royalty payments under their respective licenses, which could result in our being required to pay additional royalties.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $126.4 million or more. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In the past, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. In December 2023, the DOJ and FTC released merger guidelines adopting, among other things, a rebuttable presumption that mergers which result in a company having a greater than 30% market share, together with other factors, would harm competition. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share.
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
Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of February 20, 2025:

Name	Age	Position(s)
Mary G. Berner	65	President and Chief Executive Officer
Francisco J. Lopez-Balboa	64	Executive Vice President, Chief Financial Officer
Richard S. Denning	58	Executive Vice President, General Counsel and Secretary
Collin R. Jones	38	Executive Vice President, Corporate Strategy and Development and President of Westwood One
Dave Milner	56	President of Operations
Bob Walker	64	President of Operations
Mary G. Berner is our President and Chief Executive Officer ("CEO"). Ms. Berner was initially elected to the Board of Directors (our "Board") at our 2015 annual meeting of stockholders. Prior to being appointed as CEO in October 2015, Ms. Berner served as President and CEO of MPA - The Association of Magazine Media, a nonprofit trade association for the magazine media industry, since September 2012. From 2007 to 2011, she served as CEO of Reader's Digest Association. Before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and CEO and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour and TV Guide. Ms. Berner serves and has served on a variety of industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts from the College of the Holy Cross.
Francisco J. Lopez-Balboa is our Executive Vice President, Chief Financial Officer ("CFO"). Mr. Lopez-Balboa joined the Company in March 2020. Prior to joining the Company, Mr. Lopez-Balboa served as Executive Vice President and CFO of Univision Communications Inc., ("Univision"), the leading media company serving Hispanic America, from 2015 to 2018. He has deep experience in the media sector; prior to joining Univision, Mr. Lopez-Balboa was an investment banker working with Telecom, Media and Technology ("TMT") companies. Mr. Lopez-Balboa was a Managing Director at Goldman, Sachs & Co. for more than 20 years where he last led the firm’s TMT Investment Grade Debt Financing business. Mr. Lopez-Balboa began his career in the Investment Banking Capital Markets Group at Merrill, Lynch & Co. Mr. Lopez-Balboa currently serves on the board of directors of United Rentals, Inc. (NYSE: URI) and is a member of that company’s Audit and Compensation Committees. Mr. Lopez-Balboa is an Emeritus Trustee of the Board of Visitors for the undergraduate college at Columbia University and is a Trustee and member of the Finance and Investment Committees for St. Mark’s School in Southborough, Massachusetts. Mr. Lopez-Balboa holds an MBA from Harvard University and Bachelor of Arts in Economics from Columbia University.
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
Our main source of revenue is the sale of advertising. Our ability to sell advertising depends on, among other things:

•economic conditions in the areas where our stations are located and across the nation as a whole;
•national and local demand for advertising;
•the popularity of our programming;
•population demographic changes in the areas where our stations are located;
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
We have more than 9,500 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.
Our financial performance may be adversely affected by many factors within or beyond our control.
Certain factors that could adversely affect our financial performance by, among other things, decreasing overall revenues, the numbers of advertising customers, advertising fees or profit margins include:
•a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;
•the impact of potential new or increased royalties or license fees charged for terrestrial radio broadcasting or the provision of our digital services, which could materially increase our expenses;
•the termination, expiration or failure to successfully re-negotiate contracts, licenses and agreements, including with respect to data and analytics companies and performance rights organizations, which could materially increase our expenses or decrease our revenues;
•our inability to successfully adopt or our being late in adopting technological changes and innovations that offer more attractive advertising or listening alternatives than what we offer, which could result in a loss of advertising customers or lower advertising rates, which could have a material adverse effect on our operating results and financial performance;
•technological developments, including new uses for generative AI;
•unfavorable shifts in population and other demographics, which may cause us to lose advertising customers as people migrate to markets where we have a smaller presence or which may cause advertisers to be willing to pay less in advertising fees if the general population shifts into a less desirable age or geographical demographic from an advertising perspective;

•continued dislocation of advertising agency operations from new technologies and media buying trends; and
•unfavorable changes in labor conditions, which may impair our ability to operate or require us to spend more to retain and attract key employees.

Disruptions, failures or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any technology error or failure impacting systems hosted internally or externally by us or our third party service providers, or any interruption in technology infrastructure and access to data that we depend on, such as power, telecommunications or the Internet, may disrupt our business operations. Any individual, sustained or repeated failure or disruption of our third party service providers' technology or data could negatively impact our operations and result in increased costs or reduced revenues. Our technology systems and related data and those of our third party providers also may be vulnerable to a variety of sources of interruption as a result of events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, ransomware or other cybersecurity threats, and other information security issues. Cybersecurity incidents vary in their form and can include the deployment of harmful malware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software commonly used by companies in cloud-based services and bundled software. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
In addition, as a part of our ordinary business operations, we may collect and store data about advertisers, vendors or other business partners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems or data resulting from cybersecurity incidents or attacks by hackers or breaches could result in the loss, disclosure, misappropriation of or access to advertisers', vendors', employees', listeners' or business partners' information. A cybersecurity incident or failure or disruption relating to our information or systems or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity requirements may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible damage to our reputation, any or all of which could have a material adverse effect on our business.
Although we have systems and processes in place to protect against risks associated with these incidents, including cybersecurity incidents, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity threats change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. We have experienced targeted cybersecurity threats and incidents in the past that have resulted in unauthorized persons gaining access to certain of our information systems, however, we are not aware of any incident having a material adverse effect on our business, results of operations or financial condition to date, and there can be no assurance that we will not experience future incidents that may be material. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.
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
Artificial intelligence-based platforms and technologies present new and unknown risks and challenges to our business.
We are in the process of testing and implementing certain artificial intelligence ("AI") solutions and other AI-based technologies in our business operations. Additionally, some of our external partners, such as third-party vendors and technology partners, integrate AI-related technologies as part of their services. We are aware of the potential risks associated with the use of AI technology, including the risks relating to data security and the laws, rules and regulations governing privacy. We believe that we have implemented systems designed to monitor for and prevent data access, including cybersecurity incidents, that result from the use of AI. However, AI technology is evolving and, due to its inherent complexity, we may be exposed to operational and legal risks associated with the use of AI technologies.
While we aim to develop and use AI responsibly and attempt to identify and mitigate issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings.
The use of AI systems by our business partners may lead to novel and urgent cybersecurity threats and other legal and operational risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. In addition, the legal and regulatory framework surrounding AI are developing rapidly, and new or changing standards may require significant resources to modify and maintain business practices to comply with domestic or international laws concerning the use of AI, the nature of which cannot be determined at this time.
While we may mitigate certain risks associated with the improper use of AI both internally and externally through both technical measures and the inclusion of contractual restrictions on third-party use, we cannot guarantee that such measures will be effective. Such improper use by any third party could adversely affect our business, reputation, or financial results or subject us to legal liability. It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations or other regulatory developments regarding the use of AI, including restrictions around the collection and use of data, which may adversely affect our ability to develop and use AI or subject us to legal liability.
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
The media industry is subject to technological change, evolving industry standards and the emergence of other media technologies and services with which we compete for listeners and advertising dollars. We may not have the resources to acquire and deploy other technologies or to create or introduce new services that could effectively compete with these other technologies. Competition arising from other technologies or regulatory change may have a material adverse effect on us, and on the media industry as a whole. Various other audio technologies and services have been developed which compete for listeners and advertising dollars traditionally spent on radio advertising including:

•personal digital audio and video devices (e.g. smart phones, tablets);
•satellite delivered digital radio services that offer numerous programming channels such as Sirius Satellite Radio;
•audio programming by internet content providers, internet radio stations such as Spotify and Pandora, cable systems, direct broadcast satellite systems and other digital audio broadcast formats;
•low power FM radio stations, which are non-commercial FM radio broadcast outlets that serve small, localized areas;
•applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts); and
•search engine and e-commerce websites where a significant portion of their revenues are derived from advertising dollars such as Google, Facebook and Yelp.
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
As of December 31, 2024, our FCC licenses comprised 46.3% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC 350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2024, we recorded a total impairment charge on our FCC licenses of $221.8 million which is recorded within Impairment of Intangible Assets on our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.
Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results. We also maintain reserves to cover the collectability of a portion of our accounts receivable. There can be no assurance that such bad debt reserves will be sufficient.
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
FCC regulations prohibit the broadcast of "obscene" material at any time, and "indecent" material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has historically enforced licensee compliance in this area through the assessment of monetary forfeitures. Such forfeitures may include: (i) imposition of the maximum authorized fine for egregious cases ($508,373 for a single violation or each day of a continuing violation, up to a maximum of $4,692,668 for a continuing violation); and (ii) imposition of fines on a per utterance basis instead of a single fine for an entire program. While we have no knowledge of any pending complaints before the FCC alleging that obscene or indecent material has been broadcast on any of our stations, such complaints may have been, or in the future may be, filed against our stations.
The FCC increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, the FCC has recently increased its enforcement with respect to failure to comply with requirements regarding the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Similarly, the FCC has sought to impose substantial fines on broadcasters who transmit EAS codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, in 2015 it imposed a fine of $1 million on a radio broadcaster, in 2019 it imposed a fine of $395,000 on a television network, in 2023 it found a television network apparently liable for a fine of $504,000, and in 2024 it entered into a settlement with a television network requiring a payment of $244,952, in each case based on a determined misuse of EAS tones.
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
•the potential that our Class A common stock will be delisted by Nasdaq in the event we fail to regain compliance in a timely manner with the Minimum Bid Price Requirement (as defined below) and maintain compliance with other listing requirements;
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
Our Class A common stock is currently traded on the Nasdaq Global Market. On December 16, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that, for the prior thirty consecutive business days, the closing bid price for our Class A common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing 5550(a)(2) (the "Minimum Bid Price Requirement").
In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until June 16, 2025, to regain compliance with the requirements under the Minimum Bid Price Requirement. If, at any time before that date the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the Minimum Bid Price Requirement.
We intend to actively monitor the closing bid price for the Class A common stock and will evaluate potential options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other applicable NASDAQ listing rules or that any appeal of a delisting determination will be successful. If our common stock were to be delisted, the liquidity of our Class A common stock would be adversely affected and the market price of our Class A common stock could decrease.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity

Risk Management and Strategy
The Company has an integrated, cross-organizational risk management approach. As part of our overall risk management processes, we assess, identify and manage material risks from cybersecurity threats through our cybersecurity risk management program which leverages the National Institute of Standards and Technology ("NIST") framework, organizing cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover. However, this should not be interpreted to mean that we meet any particular technical standards, specifications, or requirements, only that we leveraged the NIST framework as a guide in the creation of our cybersecurity risk management program. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our Chief Technology Officer, together with our SVP of Information Technology and Security, are responsible for leading, managing, and monitoring the Company's cybersecurity risk with the assistance of our security team (collectively, the "Cumulus Security Team") who monitors cybersecurity incidents using a variety of security information and event management tools. Alerts from those tools are monitored 24/7 and addressed accordingly. The type of incident identified and severity level determine how issues are escalated and who is engaged for resolution pursuant to the Company's internal incident response plan. If a cybersecurity incident or aggregated series of incidents is deemed material, the incident is communicated to various members of the Company's leadership team and the Board of Directors. Disaster recovery and incident response plans are documented for key systems and would be followed in the event a cybersecurity incident occurs.
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
In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers, who may be system vendors or data processors. The Company utilizes an external risk management tool to assist with oversight and monitoring of third-party cybersecurity risk. Each third-party service provider is vetted, evaluated and scored based on its cybersecurity methodology. For many vendors of third-party hosted applications, we request copies of standard security reports or assessments, such as System and Organization Controls ("SOC") reports to support our assessment of our vendors’ security practices. If a third-party vendor was not able to provide the requested reports, we would take additional steps to assess their cybersecurity preparedness. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
We have experienced targeted cybersecurity threats and incidents in the past that have resulted in unauthorized persons gaining access to certain of our information systems, and we could in the future experience similar incidents. To date, no cybersecurity incident, or any risk from cybersecurity threats has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned "Operating Risks – Disruptions, failures or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer" within Part I, Item 1A "Risk Factors".

Governance
Our Board is responsible for risk oversight, and may delegate specific areas of oversight to committees of the Board, which report to the full Board. The Audit Committee of the Board in turn is specifically charged with reviewing cybersecurity risk management and the steps management takes to monitor, control and mitigate such risks. In connection with such review, the Audit Committee receives quarterly reports from the Chief Technology Officer on, among other things, the Company’s cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. In addition to the quarterly reports, the Audit Committee performs an annual review of the Company’s cybersecurity program. The annual review consists of a summary of all systems, processes and staffing in place to mitigate a cybersecurity incident using the NIST framework as a guideline.

Our Chief Technology Officer, together with our SVP of Information Technology and Security, leads, manages and monitors the Company’s cybersecurity risk and has over 40 years of experience in the technology field. The SVP of Information Technology and Security has over 30 years of experience in the IT and information security field and directs our Cumulus Security Team, which is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes.

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
Market Information for Common Stock
Our Class A common stock is listed on the NASDAQ Global Market under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock. As of February 20, 2025, there were approximately 167 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

Company Purchases
The table below sets forth information with respect to purchases of the Company's Class A common stock made by the Company during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (3)
October 1, 2024 to October 31, 2024	—	$—	—	$25,000
November 1, 2024 to November 30, 2024	—	—	—	25,000
December 1, 2024 to December 31, 2024	—	—		25,000
Total	—	$—	—	$25,000

(1) During the three months ended December 31, 2024, the Company did not repurchase any shares of its outstanding Class A common stock.

(2) On May 4, 2022, the Board of Directors authorized a share repurchase program (the "prior share repurchase authorization") for up to $50.0 million of outstanding Class A common stock. The prior share repurchase authorization expired on November 3, 2023. On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "current share repurchase authorization") for up to $25.0 million of outstanding Class A common stock. The current share repurchase authorization superseded and replaced our prior share repurchase authorization and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 7 - Long-Term Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of the restrictions in our debt agreements.
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
Our Business and Operating Overview
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 400 owned-and-operated stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, Infinity Sports Network, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
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
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and by offering digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-suite portfolio, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.
Other revenue. Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing network content, imputed tower rental income, satellite rental income, and proprietary software licensing.
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
Non-GAAP Financial Measure
From time to time, we utilize certain financial measures that are not prepared or calculated in accordance with GAAP to assess our financial performance and profitability. Consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is a financial metric by which the chief operating decision maker and management allocate resources of the Company and analyze the performance of the Company as a whole. Management also uses this measure to determine the contribution of our core operations to the funding of our corporate resources utilized to manage our operations and our non-operating expenses including debt service and acquisitions. In addition, consolidated Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Refinanced Credit Agreement.
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
Adjusted EBITDA should not be considered in isolation or as a substitute for net loss, operating loss, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. In addition, Adjusted EBITDA may be defined or calculated differently by other companies, and comparability may be limited.
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

	Year ended December 31, 2024	Year Ended December 31, 2023	2024 vs 2023 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$827,076	$844,548	$(17,472)	-2.1%
Content costs	324,245	331,359	(7,114)	-2.1%
Selling, general & administrative expenses	376,836	377,032	(196)	-0.1%
Depreciation and amortization	59,123	58,176	947	1.6%
Corporate expenses	80,687	70,011	10,676	15.2%
Loss (gain) on sale of assets or stations	1,368	(16,064)	17,432	N/A
Impairment of intangible assets	224,481	65,312	159,169	243.7%
Operating loss	(239,664)	(41,278)	(198,386)	-480.6%
Interest expense	(68,775)	(71,269)	2,494	3.5%
Interest income	531	2,359	(1,828)	-77.5%
Gain on early extinguishment of debt	170	9,849	(9,679)	-98.3%
Other income (expense), net	14,719	(357)	15,076	N/A
Loss before income taxes	(293,019)	(100,696)	(192,323)	-191.0%
Income tax benefit (expense)	9,765	(17,183)	26,948	N/A
Net loss	$(283,254)	$(117,879)	$(165,375)	-140.3%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$82,708	$90,728	$(8,020)	-8.8%

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023
Net Revenue
Net revenue for the year ended December 31, 2024 compared to net revenue for the year ended December 31, 2023 decreased $17.5 million or 2.1%. The decrease is primarily driven by reductions in spot and network revenues of $23.2 million and $7.2 million, respectively, as a result of current macroeconomic conditions. These decreases were partially offset by $7.8 million of higher digital advertising revenue driven by growth in digital marketing services which was partially offset by lower streaming revenue. In addition, other revenue increased $5.1 million which was primarily driven by an increase in trade and barter revenues.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the year ended December 31, 2024 compared to content costs for the year ended December 31, 2023 decreased $7.1 million or 2.1% primarily resulting from reductions in syndicated programming costs, third party station inventory, and music licensing fees, all driven by declining revenue, and lower personnel costs. These decreases were partially offset by higher digital costs, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts, distribution of our content across our platform, overhead in our markets, and includes non-cash trade and barter expenses. Selling, general and administrative expenses for the year ended December 31, 2024 compared to selling, general and administrative expenses for the year ended December 31, 2023 decreased slightly as a result of lower event and remote expenses resulting from reduced volume, reduced research expense resulting from a contract renewal, lower health insurance claims, lower rent expense arising from actions taken to reduce our real estate footprint, reduced bad debt expense, and lower bank fees. These decreases were mostly offset by higher trade and barter expenses which grew in line with the related revenues and higher personnel costs largely driven by an expanded digital sales force.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2024 compared to depreciation and amortization for the year ended December 31, 2023 increased $0.9 million or 1.6% primarily as a result of additional fixed assets placed into service which were partially offset by certain definite-lived intangibles that were fully amortized during the second quarter of 2023.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the year ended December 31, 2024 compared to Corporate expenses for the year ended December 31, 2023 increased $10.7 million or 15.2%. Corporate expenses increased primarily from $16.4 million of debt exchange costs in 2024, higher restructuring costs related to the continued evaluation of our real estate footprint and increased employee-related severance activity, and higher legal fees. These increases were partially offset by $9.1 million of lower lease impairment charges primarily for a certain lease which is expected to be sublet at an amount less than the current contractual agreement, lower health insurance claims and lower personnel costs.
Loss (Gain) on Sale or Disposal of Assets or Stations
The loss on sale or disposal of assets or stations for the year ended December 31, 2024 of $1.4 million was primarily related to the surrender of broadcast licenses.
The gain on sale or disposal of assets or stations for the year ended December 31, 2023 of $16.1 million was primarily related to the sales of WDRQ-FM and WFAS-FM.
Impairment of Intangible Assets
The $224.5 million impairment of intangible assets for the year ended December 31, 2024 resulted from the annual impairment tests of our FCC licenses and trademarks. For the year-ended December 31, 2023, we recorded a $65.3 million impairment of our FCC licenses and trademarks. See Note 5, "Intangible Assets" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.
Interest Expense
Total interest expense for the year ended December 31, 2024 decreased $2.5 million or 3.5% as compared to total interest expense for the year ended December 31, 2023. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change
Term Loan due 2026	$10,449	$30,491	$(20,042)
Term Loan due 2029	21,373	—	21,373
Senior Notes due 2026	8,876	24,227	(15,351)
Senior Notes due 2029	16,272	—	16,272
Financing liabilities	14,066	14,311	(245)
Amortization of debt discount	(3,655)	—	(3,655)
Other, including debt issue cost amortization and write-off	1,394	2,240	(846)
Interest expense	$68,775	$71,269	$(2,494)
Interest Income
Total interest income for the year ended December 31, 2024 decreased $1.8 million or 77.5% as compared to total interest income for the year ended December 31, 2023. Interest income decreased as a result of reduced investment in government money market funds during 2024 when compared to 2023.

Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the year ended December 31, 2024 of $0.2 million was driven by the Company's repurchase of $0.5 million principal amount of the 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026"). See Note 7, "Long Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the debt repurchases.
The gain on early extinguishment of debt for the year ended December 31, 2023 of $9.8 million was driven by the Company's repurchases of $34.7 million and $8.9 million principal amount of the Senior Notes due 2026 and senior secured Term Loan (the "Term Loan due 2026"), respectively. See Note 7, "Long Term Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the debt repurchases.
Income Tax Benefit (Expense)
For the year ended December 31, 2024, the Company recorded an income tax benefit of $9.8 million on pre-tax book loss of $293.0 million. The income tax benefit recorded for the year ended December 31, 2024 was primarily the result of the valuation allowance recognized during the year, state and local income taxes, and the effects of certain statutory non-deductible expenses including disallowed executive compensation.
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
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $82.7 million for the year ended December 31, 2024 compared to Adjusted EBITDA of $90.7 million for the year ended December 31, 2023 decreased approximately $8.0 million.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
GAAP net loss	$(283,254)	$(117,879)
Income tax (benefit) expense	(9,765)	17,183
Non-operating expenses, including net interest expense	53,525	69,267
Depreciation and amortization	59,123	58,176
Stock-based compensation expense	4,709	5,270
Loss (gain) on sale of assets or stations	1,368	(16,064)
Impairment of intangible assets	224,481	65,312
Restructuring costs	13,889	17,684
Debt exchange costs	16,369	—
Non-routine legal expenses	1,851	898
Gain on early extinguishment of debt	(170)	(9,849)
Franchise taxes	582	730
Adjusted EBITDA	$82,708	$90,728

Segment Analysis
The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. For further segment discussion, see Note 1, "Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources
As of December 31, 2024 and 2023, we had $63.8 million and $80.7 million, respectively, of cash and cash equivalents. The Company used $3.1 million of cash for operating activities for the year ended December 31, 2024. We generated cash from operating activities of $31.7 million for the year ended December 31, 2023.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
Assuming the level of borrowings and interest rates at December 31, 2024, we anticipate that we will have approximately $65 million of cash interest payments in 2025 compared to $68.3 million of cash interest payments in 2024. Future increases in interest rates could have a significant impact on our cash interest payments. For a description of the Company's future maturities of long-term debt, see Note 7, "Long-Term Debt", and for a description of the Company's non-cancelable operating lease agreements, see Note 13, "Leases".
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
2026 Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus Media Intermediate, Inc. ("Intermediate Holdings"), a direct wholly-owned subsidiary of the Company, Cumulus Media New Holdings Inc., a Delaware corporation and an indirectly wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "2026 Credit Agreement"). Pursuant to the 2026 Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Intermediate Holdings and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate Holdings, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the 2026 Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Except as modified by Amendment No. 2, the existing terms of the 2026 Credit Agreement remained in effect.
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the 2026 Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of December 31, 2024, the Term Loan due 2026 bore interest at a rate of 8.19% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 31, 2026.
The 2026 Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2026 Credit Agreement include, among others, the failure to pay when due the obligations owing thereunder and the occurrence of bankruptcy or insolvency events. Upon the occurrence of an event of default, the Administrative Agent (as defined in the 2026 Credit Agreement) may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the 2026 Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate.
The 2026 Credit Agreement does not contain any financial maintenance covenants. The 2026 Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility, subject to certain conditions (see below).
The Borrowers (as defined below) may elect, at their option, to prepay amounts outstanding under the 2026 Credit Agreement without premium or penalty.
Amounts outstanding under the 2026 Credit Agreement are guaranteed by Intermediate Holdings, and the present and future wholly-owned restricted subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2026 Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2026 Credit Agreement as borrowers, and the Guarantors.
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
As of December 31, 2024, the Company was in compliance with all required covenants under the 2026 Credit Agreement.
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
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) SOFR, subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the 2029 Credit Agreement has substantially similar representations and events of default as the 2026 Credit Agreement has (prior to giving effect to the Term Loan Exchange Offer). As of December 31, 2024, the Term Loan due 2029 bore interest at a rate of 9.56% per annum.
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
As of December 31, 2024, we were in compliance with all required covenants under the 2029 Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the “Borrowers”), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the “2020 Revolving Credit Facility") pursuant to a Credit Agreement (as amended from time to time (including as described below), the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto.
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
As of December 31, 2024, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2024, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
The Senior Notes due 2026 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture.
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. A default under the Senior Notes due 2026 could cause a default under the Refinanced Credit Agreement.
During the year ended December 31, 2024, the Company repaid $0.5 million principal amount of the Senior Notes due 2026. The repurchase resulted in a gain on extinguishment of debt of $0.2 million. The Senior Notes due 2026 were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off debt issuance costs which were not material.
During the year ended December 31, 2023, the Company repurchased $34.7 million principal amount of the Senior Notes due 2026. The repurchase resulted in a gain on extinguishment of debt of $8.8 million. The Senior Notes due 2026 were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.3 million of debt issuance costs.
As of December 31, 2024, Holdings was in compliance with all required covenants under the Indenture.
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
As of December 31, 2024, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
The Senior Notes due 2026 and the Senior Notes due 2029 have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the Senior Notes due 2029 for resale under the Securities Act, or the securities laws of any other jurisdiction and is not required to exchange the Senior Notes due 2026 or the Senior Notes due 2029 for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission (the "SEC") is not applicable and no separate financial statements are required for the guarantor subsidiaries.
Share Repurchase Program
On May 3, 2022, the Board of Directors authorized a share repurchase program (the "prior share repurchase authorization") for up to $50.0 million of outstanding Class A common stock. The prior share repurchase authorization expired on November 3, 2023. On October 26, 2023, the Board of Directors authorized a new share repurchase program (the "current share repurchase authorization") for up to $25.0 million of outstanding Class A common stock. The current share repurchase authorization superseded and replaced our prior share repurchase authorization and expires on May 15, 2025. Purchases made pursuant to the program may be made from time to time, at the Company’s discretion, in the open market, through privately negotiated transactions or through other manners as permitted by federal securities laws including, but not limited to, 10b5-1 trading plans, accelerated stock repurchase programs and tender offers. The extent that the Company repurchases its shares, the number of shares and the timing of any repurchases will depend on general economic and market conditions, regulatory and legal requirements, alternative investment opportunities and other considerations. The repurchase program does not require the company to repurchase a minimum number of shares, and it may be modified, suspended or terminated at any time without prior notice. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, see Note 7, "Long-Term Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
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
During the year ended December 31, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the year ended December 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the Consolidated Balance Sheet.
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
As outlined above, we are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. As of December 31, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the years ended December 31, 2024 and 2023, respectively (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Repayments of borrowings under Term Loan due 2026	$—	$7,900
Repayments of borrowings under Senior Notes due 2026	$—	$25,861
Interest payments	$68,279	$63,365
Capital expenditures	$19,464	$24,814

Net Cash (Used in) Provided by Operating Activities

(Dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash (used in) provided by operating activities	$(3,119)	$31,661
Net cash used in operating activities for the year ended December 31, 2024, compared to the year ended December 31, 2023 decreased primarily from reduced operating results. Operating loss for the year ended December 31, 2024, included $16.4 million of debt exchange costs.
Net Cash Used in Investing Activities

(Dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in investing activities	$(4,231)	$(6,821)
For the year ended December 31, 2024, net cash used in investing activities consists primarily of capital expenditures which were partially offset by proceeds from the BMI Sale.
For the year ended December 31, 2023, net cash used in investing activities consists primarily of capital expenditures which were mostly offset by proceeds from the sales of WDRQ-FM and WFAS-FM.
Net Cash Used in Financing Activities

(Dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in financing activities	$(9,474)	$(51,613)
For the year ended December 31, 2024, net cash used in financing activities primarily relates to repayments of financing obligations and shares returned in lieu of tax payments for vested restricted stock.
For the year ended December 31, 2023, net cash used in financing activities primarily relates to the repurchase of $34.7 million principal amount of the Senior Notes due 2026 for $25.9 million, the repurchase of $8.9 million principal amount of Term Loan due 2026 for $7.9 million, and the purchase of $7.8 million of treasury stock.
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
Intangible Assets
As of December 31, 2024, we had $595.1 million of indefinite-lived and definite-lived intangible assets, which represented 53.2% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations.
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
Below are the key assumptions used in our annual impairment assessment:

December 31, 2024
Discount rate	10.0%
Long-term revenue growth rate	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	19% – 25%
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

Sensitivity (100 bps change)	Change in Fair Value (in thousands)
Discount rate	$60,807
Long-term revenue growth rate	$40,728
Mature operating profit margin for average stations in the markets where the Company operates	$37,419

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
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2024 and 2023, was $4.7 million and $5.3 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.

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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed and is included within selling, general, and administrative expenses on the Consolidated Statement of Operations. For the years ended December 31, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $66.1 million and $57.6 million, respectively; and (2) trade and barter expenses of $64.6 million and $57.6 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2024.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Francisco J. Lopez-Balboa

President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer

(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.
PART III

Item 10.	Directors and Executive Officers and Corporate Governance
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors and corporate governance, as well as the information required by this item with respect to our insider trading policy, is incorporated by reference to the information to be set forth in our definitive proxy statement for the 2025 Annual Meeting of Stockholders expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K ("2025 Proxy Statement").

Item 11.	Executive Compensation
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item is incorporated by reference to the information to be set forth under the caption "Executive Compensation" in our 2025 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2025 Proxy Statement.
Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2024, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	297,500	$12.59	865,453
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	297,500	$12.59	865,453

Item 13.	Certain Relationships and Related Transactions, and Director Independence
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item with respect to our directors, is incorporated by reference to the information to be set forth under the captions "Certain Relationships and Related Transactions" and "Information about the Board of Directors" in our 2025 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
In accordance with General Instruction G.(3) to Form 10-K, the information required by this item, is incorporated by reference to the information to be set forth under the caption "Proposal No. 3: Ratification of the Appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm" in our 2025 Proxy Statement.

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
(3) Exhibits
EXHIBIT INDEX

2.1	First Amended Joint Plan of Reorganization of Cumulus Media Inc. and its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Second Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 3, 2021)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3	Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4	First Supplemental Indenture, dated as of May 2, 2024, between Cumulus Media New Holdings Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.5	Indenture, dated as of May 2, 2024, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.6	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.7	Form of 8.000% Senior Secured First Lien Note due 2029 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.8	Stockholder Rights Agreement, dated as of February 21, 2024, by and between Cumulus Media Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on February 22, 2024)

4.9
Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.1 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Cumulus Media Inc. 2020 Equity and Incentive Compensation Plan (as amended and restated as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2023)

10.4 *	Description of 2022 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.5 *	Description of 2023 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.6 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.7 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.8 *	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.9 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.10 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.11 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.11 *
Form of Cash Based Performance Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.12 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.12 *	Form of Cash Based Performance Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.13 *	Employment Agreement, dated November 29, 2011, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.14 *	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.15 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.16 *	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.17 *	Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.18 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.19 *	Employment Agreement, dated as of January 1, 2015, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.20 *	First Amendment to Employment Agreement, dated February 19, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.21 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.21 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.22 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.22 *	Third Amendment to Employment Agreement, dated September 26, 2017, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.23 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.23 *	Fourth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.24 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.24 *	Fifth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.25 *	Sixth Amendment to Employment Agreement, dated June 18, 2024, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.26 *	Employment Agreement, dated as of July 21, 2014, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.27 *	First Amendment to Employment Agreement, dated as of November 13, 2015, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.28 *	Second Amendment to Employment Agreement, dated as of February 19, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.29 *	Third Amendment to Employment Agreement, dated August 12, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.30 *	Fourth Amendment to Employment Agreement, dated September 17, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.27 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.31 *	Fifth Amendment to Employment Agreement, dated December 10, 2018, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.28 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.32 *
Sixth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.29 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.33 *	Seventh Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.34 *	Eighth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.35 *	Employment Agreement, dated November 29, 2023, by and between Cumulus Media New Holdings Inc. and Collin R. Jones (incorporated by reference to Exhibit 10.31 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.36	Transaction Support Agreement, dated as of April 18, 2024, by and among Cumulus Media Inc., Cumulus Media New Holdings Inc. and the Ad-Hoc Group (as defined therein) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on April 19, 2024)

10.37	Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.38	Second Amendment to the Credit Agreement, dated as of June 9, 2023, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc. ("Holdings"), each of the restricted subsidiaries of Holdings signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 13, 2023)

10.39	Term Loan Exchange Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., the Cumulus Media New Holdings Inc. ("Holdings"), certain subsidiaries of the Holdings, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.40	Credit Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., the Cumulus Media New Holdings Inc. ("Holdings"), certain subsidiaries of the Holdings, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.41	Amended Credit Agreement, reflecting amendments to that certain Credit Agreement, dated as of September 26, 2019, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.42	ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.43	Fifth Amendment to the ABL Credit Agreement, dated as of June 3, 2022, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 8, 2022)

10.44	Sixth Amendment to the ABL Credit Agreement, dated as of May 2, 2024, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.45	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s
Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

19.1**	Insider Trading Policy

21.1 **	Subsidiaries

23.1 **	Consent of PricewaterhouseCoopers LLP

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

97.1*	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2025.

Cumulus Media Inc.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2025
Mary G. Berner

/s/ Francisco J. Lopez-Balboa	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	February 27, 2025
Francisco J. Lopez-Balboa

/s/ Andrew W. Hobson	Director	February 27, 2025
Andy W. Hobson

/s/ Thomas H. Castro	Director	February 27, 2025
Thomas H. Castro

/s/ Deborah Farrington	Director	February 27, 2025
Deborah A. Farrington

/s/ Steven Galbraith	Director	February 27, 2025
Stephen M. Galbraith

/s/ Joan Hogan Gillman	Director	February 27, 2025
Joan Hogan Gillman

/s/ Brian G. Kushner	Director	February 27, 2025
Brian G. Kushner

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

FCC Broadcast Licenses Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible assets include Federal Communications Commission ("FCC") broadcast licenses of $518.2 million as of December 31, 2024. Management performs annual impairment testing as of December 31 of each year and on an interim basis if events or circumstances indicate that the indefinite-lived intangible assets may be impaired. Management determined that the geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore management has combined the FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, management utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). Management’s projections used in the Greenfield Method for its FCC broadcast licenses included significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate.

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
February 27, 2025
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$63,836	$80,660
Accounts receivable, less allowance for doubtful accounts of $4,540 and $5,983 at December 31, 2024 and 2023, respectively	161,986	180,706
Trade receivable	2,854	1,495
Prepaid expenses and other current assets	19,375	24,036
Total current assets	248,051	286,897
Property and equipment, net	161,271	180,596
Operating lease right-of-use assets	102,183	118,646
Broadcast licenses	518,165	741,716
Other intangible assets, net	76,957	95,913
Other assets	12,022	16,533
Total assets	$1,118,649	$1,440,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$105,025	$114,072
Current portion of operating lease liabilities	26,323	27,515
Trade payable	2,430	2,152
Total current liabilities	133,778	143,739
Long-term debt	669,041	672,424
Operating lease liabilities	99,343	113,141
Financing liabilities, net	199,691	205,890
Other liabilities	7,520	6,200
Deferred income tax liabilities	2,325	12,325
Total liabilities	1,111,698	1,153,719
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 22,204,290 and 21,456,675 shares issued; 16,723,074 and 16,237,939 shares outstanding at December 31, 2024 and 2023, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at December 31, 2024 and 2023	—	—
Treasury stock, at cost, 5,481,216 and 5,218,736 shares at December 31, 2024 and 2023, respectively	(46,833)	(45,747)
Additional paid-in-capital	358,441	353,732
Accumulated deficit	(304,657)	(21,403)
Total stockholders' equity	6,951	286,582
Total liabilities and stockholders' equity	$1,118,649	$1,440,301

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Year Ended
	December 31, 2024	December 31, 2023
Net revenue	$827,076	$844,548
Operating expenses:
Content costs	324,245	331,359
Selling, general & administrative expenses	376,836	377,032
Depreciation and amortization	59,123	58,176
Corporate expenses	80,687	70,011
Loss (gain) on sale or disposal of assets or stations	1,368	(16,064)
Impairment of intangible assets	224,481	65,312
Total operating expenses	1,066,740	885,826
Operating loss	(239,664)	(41,278)
Non-operating expense:
Interest expense	(68,775)	(71,269)
Interest income	531	2,359
Gain on early extinguishment of debt	170	9,849
Other income (expense), net	14,719	(357)
Total non-operating expense, net	(53,355)	(59,418)
Loss before income taxes	(293,019)	(100,696)
Income tax benefit (expense)	9,765	(17,183)
Net loss	$(283,254)	$(117,879)
Basic and diluted loss per common share (see Note 12, "Loss Per Share"):
Basic: Loss per share	$(16.79)	$(6.83)
Diluted: Loss per share	$(16.79)	$(6.83)
Weighted average basic common shares outstanding	16,874,263	17,269,001
Weighted average diluted common shares outstanding	16,874,263	17,269,001
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2024 and 2023
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2022	17,925,010	$—	312,041	$—	2,927,739	$(36,533)	$348,462	$96,476	$408,405
Net loss	—	—	—	—	—	—	—	(117,879)	(117,879)
Shares returned in lieu of tax payments	—	—	—	—	222,707	(1,426)	—	—	(1,426)
Issuance of common stock	381,219	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	5,270	—	5,270
Treasury stock purchased under share repurchase program	(2,068,290)	$—	—		2,068,290	(7,788)	$—	$—	$(7,788)
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(283,254)	(283,254)
Shares returned in lieu of tax payments	—	—	—	—	262,480	(1,086)	—	—	(1,086)
Issuance of common stock	485,135	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,709	—	4,709
Balance at December 31, 2024	16,723,074	$—	312,041	$—	5,481,216	$(46,833)	$358,441	$(304,657)	$6,951

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(283,254)	$(117,879)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59,123	58,176
Amortization and write-off of debt issuance costs	1,248	2,039
Amortization of debt discount	(3,660)	—
Provision for doubtful accounts	2,495	3,164
Loss (gain) on sale of assets or stations	1,368	(16,064)
Gain on sale of BMI	(14,846)	—
Impairment of right-of-use assets	2,844	11,404
Change in fair value of contingent consideration	—	(2,000)
Impairment of intangible assets	224,481	65,312
Deferred income taxes	(10,000)	17,644
Stock-based compensation expense	4,709	5,270
Gain on early extinguishment of debt	(170)	(9,849)
Non-cash interest expense on financing liabilities	4,024	3,918
Non-cash imputed rental income	(4,929)	(4,782)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	21,725	26,384
Trade receivable	(1,359)	549
Prepaid expenses and other current assets	5,169	1,560
Operating leases, net	(1,370)	(2,054)
Other assets	(1,261)	(8,640)
Accounts payable and accrued expenses	(11,459)	(2,515)
Trade payable	278	(660)
Other liabilities	1,725	684
Net cash (used in) provided by operating activities	(3,119)	31,661
Cash flows from investing activities:
Proceeds from sale of assets or stations	56	17,814
Proceeds from sale of BMI	14,846	—
Proceeds from insurance reimbursement	331	179
Capital expenditures	(19,464)	(24,814)
Net cash used in investing activities	(4,231)	(6,821)
Cash flows from financing activities:
Repayment of borrowings under Term Loan due 2026	—	(7,900)
Repayment of borrowings under Senior Notes due 2026	(330)	(25,861)
Treasury stock purchases	—	(7,788)
Payment of contingent consideration	—	(2,000)
Financing costs on Revolving Credit Agreement	(275)	—
Shares returned in lieu of tax payments	(1,086)	(1,426)
Repayments of financing liabilities	(6,697)	(5,801)
Repayments of finance lease obligations	(1,086)	(837)
Net cash used in financing activities	(9,474)	(51,613)
Decrease in cash and cash equivalents	(16,824)	(26,773)
Cash and cash equivalents at beginning of period	80,660	107,433
Cash and cash equivalents at end of period	$63,836	$80,660

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
Nature of Business
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 400 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, CNN, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, its rapidly growing network of original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
Basis of Presentation
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. The Company’s Chief Executive Officer, its Chief Operating Decision Maker ("CODM"), is regularly provided financial information consistent with the Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated net loss and consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes content costs, selling, general and administrative expenses, and corporate expenses at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are depreciation and amortization, loss (gain) on sale or disposal of assets or stations, impairment of intangible assets, interest expense, interest income, gain on early extinguishment of debt, other income (expense), net and income tax benefit (expense), which are reflected in the Consolidated Statement of Operations.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the years ended December 31, 2024 and 2023, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.

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
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2024 and 2023, assets held for sale were not material.
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
Intangible Assets
As of December 31, 2024, the Company's intangible assets were comprised of Federal Communications Commission ("FCC") licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In determining that the Company's FCC licenses qualified as indefinite-lived intangibles, management considered a variety of factors including the FCC's historical record of renewing broadcasting licenses, the cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company's evaluation of the recoverability of its indefinite-lived assets, which include FCC licenses, is based on certain judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset's carrying amount is not recoverable, a write-down of the asset would be recorded through a charge to operations.
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Trade and barter expense is recorded when goods or services are consumed. For the years ended December 31, 2024 and 2023, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $66.1 million and $57.6 million, respectively; and (2) trade and barter expenses of $64.6 million and $57.6 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2024 and 2023, the advertising costs incurred were $7.3 million and $5.5 million, respectively.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2024 and 2023, was $4.7 million and $5.3 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made.
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
Loss Per Share
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net loss from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company's third amended and restated certificate of incorporation, as amended (the "Charter").
Diluted earnings per share is computed in the same manner as basic loss per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which includes stock options to purchase common stock. Potentially dilutive shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. Under the two-class method, net loss is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the loss for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.
Fair Values of Financial Instruments
The carrying amounts of cash equivalents, restricted cash, accounts receivables, accounts payable, trade payables and receivables and accrued expenses approximate fair value because of the short term to maturity of these instruments.
Liquidity
The Company incurred operating losses of $239.7 million and $41.3 million in 2024 and 2023, respectively, primarily driven by non-cash impairments of our indefinite-lived intangible assets. Additionally, in 2024 and 2023, the Company's cash and cash equivalents decreased $16.8 million and $26.8 million, respectively. As of December 31, 2024, the Company held $63.8 million of cash and cash equivalents and had $4.5 million of letters of credit outstanding on the $125.0 million 2020 Revolving Credit Facility (as defined below). Although there remains uncertainty related to the current macroeconomic conditions on the Company's future results, we believe our business model, our current cash reserves and borrowings from time to time under the 2020 Revolving Credit Facility (or any such other credit facility as may be in place at the appropriate time) will help us manage our business and anticipated liquidity needs for at least the next twelve months.

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental disclosures of cash flow information:
Interest paid	$68,279	$63,365
Income taxes (refunded) paid	(1,962)	484

Supplemental disclosures of non-cash flow information:
Trade revenue	$66,117	$57,615
Trade expense	64,612	57,619
Non-cash principal change in financing liabilities	257	(536)

Recently Adopted Accounting Guidance
ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). In November 2023, the FASB issued ASU 2023-07, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard using a retrospective method in the fourth quarter of 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company's financial statement disclosures.
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
New Accounting Pronouncements
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
ASU 2024-03 - Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). In November 2024, the FASB issued ASU 2024-03. ASU 2024-03 requires enhanced disclosures about a business entity's expenses, includes enhanced interim disclosure requirements, and requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 allows for either a prospective or retrospective approach on adoption. The Company is currently evaluating the impact of ASU 2024-03 on our financial statement disclosures.

2. Acquisitions and Dispositions
Proceeds from BMI Sale
The Company received $14.8 million in cash proceeds related to the February 2024 sale of Broadcast Music, Inc. ("BMI") to a shareholder group led by New Mountain Capital, LLC. The Company's equity ownership in BMI began decades ago and changed through acquisitions and divestitures of other broadcast stations and companies over the years. The Company recorded the proceeds in the other income (expense), net, financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2024.
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
Asset Acquisition
On July 30, 2021, the Company purchased affiliate advertising relationships from a producer of radio station advertising for total consideration of $15.0 million. The consideration included a $7.0 million upfront cash payment and contingent consideration owed of up to $8.0 million to be paid over approximately three years. The Company recorded a liability for the contingent consideration on the acquisition date in accordance with Accounting Standards Codification Topic 450, Contingencies, as payment was both probable and estimable. Through 2023, the Company paid $6.0 million of contingent consideration. The Company reversed the remaining $2.0 million of contingent consideration in 2023 as it was not earned. The reversal is included in the Content costs financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2023.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following tables present revenues disaggregated by revenue source (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Broadcast radio revenue:
Spot	$388,830	$412,047
Network	175,285	182,503
Total broadcast radio revenue	564,115	594,550
Digital	154,198	146,425
Other	108,763	103,573
Net revenue	$827,076	$844,548
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

Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and by offering digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 400 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-suite portfolio, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.
Other Revenue
Other revenue includes trade and barter transactions, remote and event revenues, and non-advertising revenue. Non-advertising revenue represents fees received for licensing network content, imputed tower rental income, satellite rental income, and proprietary software licensing.
Customer Options that Provide a Material Right
ASC 606 requires the allocation of a portion of a transaction price of a contract to additional goods or services transferred to a customer that are considered to be a separate performance obligation and provide a material right to the customer.
To satisfy the requirement of accounting for the material right, the Company considers both the transaction price associated with each advertising spot as well as the timing of revenue recognition for the spots. On occasion, customers are provided bonus spots, which are radio advertising spots, free of charge, explicitly within the contract terms or implicitly agreed upon with the customer consistent with industry standard practices. The Company typically runs these bonus spots concurrent with paid spots. As the delivery and revenue recognition for both paid and bonus spots generally occur within the same period, the difference between the time of delivery and recognition of revenue is insignificant.
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
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. At both December 31, 2024 and 2023, the Company recorded an asset of $6.5 million related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the years ended December 31, 2024 and 2023, was $6.6 million and $7.1 million, respectively. No impairment losses have been recognized in the fiscal years ended December 31, 2024 and 2023.

4. Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life	December 31, 2024	December 31, 2023
Land	N/A	$61,862	$62,334
Broadcasting and other equipment	5 to 7 years	143,992	140,795
Computer and capitalized software costs	1 to 5 years	36,657	32,803
Furniture and fixtures	7 years	7,573	7,749
Leasehold improvements	5 years	27,055	25,155
Buildings and towers	20 years	34,007	34,061
Construction in progress	N/A	749	5,009
Property and equipment, gross		311,895	307,906
Less: accumulated depreciation		(150,624)	(127,310)
Property and equipment, net		$161,271	$180,596
Depreciation expense for the years ended December 31, 2024 and 2023, was $41.6 million and $38.1 million, respectively.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. There was no impairment of capitalized internally developed software costs for the years ended December 31, 2024 and 2023.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2024 and 2023 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived			Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts
Balance as of December 31, 2022	$807,544	$19,852	$145,000	$32,000	$13,548	$1,017,944
Dispositions	(1,307)	(41)	—	—	(41)	(1,389)
Impairment charges	(64,521)	(791)	—	—	—	(65,312)
Other (a)	—	—	—	(32,000)	—	(32,000)
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$—	$13,507	$919,243

Accumulated Amortization
Balance as of December 31, 2022	$—	$—	$(58,417)	$(29,333)	$(6,899)	$(94,649)
Amortization Expense	—	—	(14,818)	(2,667)	(1,503)	(18,988)
Assets held for sale	—	—	—	—	23	23
Other (a)	—	—	—	32,000	—	32,000
Balance as of December 31, 2023	$—	$—	$(73,235)	$—	$(8,379)	$(81,614)
Net Book Value as of December 31, 2023	$741,716	$19,020	$71,765	$—	$5,128	$837,629

	Indefinite-Lived		Definite-Lived			Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Broadcast advertising	Tower income contracts
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$—	$13,507	$919,243
Dispositions	(1,705)	(2)	—	—	(2)	(1,709)
Impairment charges	(221,846)	(2,635)	—	—	—	(224,481)
Balance as of December 31, 2024	$518,165	$16,383	$145,000	$—	$13,505	$693,053

Accumulated Amortization
Balance as of December 31, 2023	$—	$—	$(73,235)	$—	$(8,379)	$(81,614)
Amortization Expense	—	—	(14,819)	—	(1,498)	(16,317)
Balance as of December 31, 2024	$—	$—	$(88,054)	$—	$(9,877)	$(97,931)
Net Book Value as of December 31, 2024	$518,165	$16,383	$56,946	$—	$3,628	$595,122
(a) Removed gross carrying amount and accumulated amortization of fully amortized intangible assets.
Total amortization expense related to the Company's definite-lived intangible assets was $16.3 million and $19.0 million, for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2025	$16,319
2026	15,069
2027	12,443
2028	11,818
2029	4,925
Thereafter	—
Total definite-lived intangibles, net	$60,574
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
The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company considered the current and expected future economic and market conditions and other potential indicators of impairment. Given the Company's full year operating loss, a triggering event was deemed to have occurred in the fourth quarter of 2024 and a recoverability test was performed. The results indicated that the long-lived assets were recoverable and no impairment was recognized. No impairment indicators were identified related to the definite-lived intangible assets during 2023.
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
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2024	December 31, 2023
Discount rate	10.0%	9.5%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	19% – 25%	26% – 27%

As a result of the annual impairment test as of December 31, 2024, we recorded a $221.8 million impairment charge. The impairment charge was primarily driven by changes in mature operating profit margin assumptions, an increase in the discount rate, and reductions in forecasted revenues in our served markets. The reduction in forecasted revenues was largely attributable to uncertainty surrounding the current outlook for traditional media advertising spending and general macroeconomic conditions, including rising inflation. As a result of the annual impairment test as of December 31, 2023, the Company recorded a $64.5 million impairment charge which was primarily driven by an increase in the discount rate, reductions in forecasted revenues in our served markets, and changes in mature operating profit margin assumptions. The impairment charges are recorded within Impairment of intangible assets on the Consolidated Statements of Operations.
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
Trademarks
The Company determined the fair value of the trademarks utilizing the relief-from-royalty method of the income approach. As a result of the annual trademark impairment tests as of December 31, 2024 and 2023, we recorded impairment charges of $2.6 million and $0.8 million, respectively, driven by increases in the discount rate and reductions in forecasted revenues. The impairment charges are recorded within Impairment of intangible assets on the Consolidated Statements of Operations.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Accrued employee costs	$20,249	$20,376
Accrued third party content costs	13,522	18,304
Accounts payable	10,575	13,739
Financing liability	8,154	8,401
Accrued interest	12,786	14,439
Accrued other	39,739	38,813
Total accounts payable and accrued expenses	$105,025	$114,072
7. Long-Term Debt
The Company's long-term debt consisted of the following (dollars in thousands):

	December 31, 2024	December 31, 2023
Term Loan due 2026	$1,203	$329,510
Term Loan due 2029 (1)	326,514	—
Senior Notes due 2026	22,697	346,245
Senior Notes due 2029 (2)	321,181	—
Less: Total unamortized debt issuance costs	(2,554)	(3,331)
Total long-term debt, net, excluding current maturities	$669,041	$672,424
Future maturities of the Company's long-term debt are as follows (dollars in thousands):

2024	$—
2025	—
2026	23,900
2027	—
2028	—
Thereafter (1) (2)	618,217
Total	$642,117
(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of December 31, 2024, $14.7 million of the difference is unamortized.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of December 31, 2024, $14.8 million of the difference is unamortized.
2026 Credit Agreement (Term Loan due 2026)
On September 26, 2019, the Company entered into a new credit agreement by and among Cumulus Media Intermediate, Inc. ("Intermediate Holdings"), a direct wholly-owned subsidiary of the Company, Cumulus Media New Holdings Inc., a Delaware corporation and an indirectly wholly-owned subsidiary of the Company ("Holdings"), certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as Lenders (the "2026 Credit Agreement"). Pursuant to the 2026 Credit Agreement, the lenders party thereto provided Holdings and its subsidiaries that are party thereto as co-borrowers with a $525.0 million senior secured Term Loan (the "Term Loan due 2026"), which was used to refinance the remaining balance of the then outstanding term loan (the "Term Loan due 2022"). On June 9, 2023, Intermediate Holdings and certain of the Company's other subsidiaries (collectively, with Holdings and Intermediate Holdings, the ("Credit Parties") entered into a second amendment ("Amendment No. 2") to the 2026 Credit Agreement. Amendment No. 2, among other things, modifies certain terms of the Term Loan due 2026 to replace the relevant benchmark provisions from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Except as modified by Amendment No. 2, the existing terms of the 2026 Credit Agreement remained in effect.
Prior to the execution of Amendment No. 2, amounts outstanding under the Refinanced Credit Agreement bore interest at a per annum rate equal to (i) LIBOR plus an applicable margin of 3.75%, subject to a LIBOR floor of 1.00%, or (ii) the Alternative Base Rate (as defined below) plus an applicable margin of 2.75%, subject to an Alternative Base Rate floor of 2.00%. The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) one-month LIBOR plus 1.0%. Subsequent to the execution of Amendment No. 2, amounts outstanding under the 2026 Credit Agreement bore interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate as defined above. As of December 31, 2024, the Term Loan due 2026 bore interest at a rate of 8.19% per annum.
Amounts outstanding under the Term Loan due 2026 amortize in equal quarterly installments of 0.25% of the original principal amount of the Term Loan due 2026 with the balance payable on the maturity date. As a result of the mandatory prepayments discussed below, the Company is no longer required to make such quarterly installments. The maturity date of the Term Loan due 2026 is March 31, 2026.
The 2026 Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2026 Credit Agreement include, among others, the failure to pay when due the obligations owing thereunder and the occurrence of bankruptcy or insolvency events. Upon the occurrence of an event of default, the Administrative Agent (as defined in the 2026 Credit Agreement) may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the 2026 Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate.
The 2026 Credit Agreement does not contain any financial maintenance covenants. The 2026 Credit Agreement provides that Holdings will be permitted to enter into either a revolving credit facility or receivables facility, subject to certain conditions (see below).
The Borrowers (as defined below) may elect, at their option, to prepay amounts outstanding under the 2026 Credit Agreement without premium or penalty.
Amounts outstanding under the 2026 Credit Agreement are guaranteed by Intermediate Holdings, and the present and future wholly-owned restricted subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2026 Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2026 Credit Agreement as borrowers, and the Guarantors.
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
As of December 31, 2024, the Company was in compliance with all required covenants under the 2026 Credit Agreement.

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
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) SOFR, subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the 2029 Credit Agreement has substantially similar representations and events of default as the 2026 Credit Agreement has (prior to giving effect to the Term Loan Exchange Offer). As of December 31, 2024, the Term Loan due 2029 bore interest at a rate of 9.56% per annum.
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
As of December 31, 2024, we were in compliance with all required covenants under the 2029 Credit Agreement.
2020 Revolving Credit Agreement
On March 6, 2020, Holdings and certain of the Company’s other subsidiaries, as borrowers (the “Borrowers”), and Intermediate Holdings entered into a $100.0 million revolving credit facility (the “2020 Revolving Credit Facility") pursuant to a Credit Agreement (as amended from time to time (included as described below), the "2020 Revolving Credit Agreement"), dated as of March 6, 2020, with Fifth Third Bank, as a lender and Administrative Agent and certain other lenders from time to time party thereto.
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
As of December 31, 2024, $4.5 million was outstanding under the 2020 Revolving Credit Facility, representing letters of credit. As of December 31, 2024, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
The Senior Notes due 2026 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the Indenture.
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. A default under the Senior Notes due 2026 could cause a default under the Refinanced Credit Agreement.
During the year ended December 31, 2024, the Company repaid $0.5 million principal amount of the Senior Notes due 2026. The repurchase resulted in a gain on extinguishment of debt of $0.2 million. The Senior Notes due 2026 were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off debt issuance costs which were not material.
During the year ended December 31, 2023, the Company repurchased $34.7 million principal amount of the Senior Notes due 2026. The repurchase resulted in a gain on extinguishment of debt of $8.8 million. The Senior Notes due 2026 were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off $0.3 million of debt issuance costs.
As of December 31, 2024, Holdings was in compliance with all required covenants under the Indenture.
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
As of December 31, 2024, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
The Senior Notes due 2026 and the Senior Notes due 2029 have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the Senior Notes due 2029 for resale under the Securities Act, or the securities laws of any other jurisdiction and is not required to exchange the Senior Notes due 2026 or the Senior Notes due 2029 for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
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
The following table shows the gross amount and fair value of the Term Loans due 2026 and 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices (dollars in thousands):

	December 31, 2024	December 31, 2023
Term Loan due 2026:
Gross value	$1,203	$329,510
Fair value - Level 2	$541	$250,428
Term Loan due 2029:
Gross value	$326,514	$—
Fair value - Level 2	$123,179	$—
Senior Notes due 2026:
Gross value	$22,697	$346,245
Fair value - Level 2	$18,342	$231,119
Senior Notes due 2029:
Gross value	$321,181	$—
Fair value - Level 2	$110,294	$—
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	Level 1		Level 2		Level 3
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cash equivalents	$—	$49,092	$—	$—	$—	$—
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
As of December 31, 2024, the Company had 22,516,331 aggregate issued shares of common stock, and 17,035,115 outstanding shares consisting of: (i) 22,204,290 issued shares and 16,723,074 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
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
Under the prior share repurchase authorization, the Company commenced a modified Dutch tender offer on May 12, 2023, to purchase up to $10.0 million shares of its Class A common stock. Through the 2023 offer, which expired on June 9, 2023, the Company accepted for payment a total of 1,745,005 shares of the Company's Class A Common stock at a purchase price of $3.25 per share, for an aggregate cost of approximately $5.7 million, excluding fees and expenses.
During the year ended December 31, 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market. During the year ended December 31, 2023, the Company repurchased 323,285 shares of its outstanding Class A common stock in the open market at an average purchase price of $4.65 per share for an aggregate cost of approximately $1.5 million, excluding fees and expenses. Shares repurchased were accounted for as treasury stock and the total cost of shares repurchased was recorded as a reduction of stockholder's equity in the Consolidated Balance Sheet.
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
As of December 31, 2024, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
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
The Board may adjust the purchase price of Common Shares, the number of Common Shares issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including among others, a stock dividend, a stock split or a reclassification of the Company’s Common Shares. No adjustments to the purchase price of less than 1% will be made. Before the time Rights cease to be redeemable, the Board may amend or supplement the Rights Agreement without the consent of the holders of the Rights, except that no amendment may decrease the Redemption Price below $0.001 per Right. At any time thereafter, the Board may amend or supplement the Rights Agreement to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions or to make any additional changes to the Rights Agreement, to the extent that those changes do not impair or adversely affect any Rights holder and do not result in the Rights again becoming redeemable. The limitations on the Board’s ability to amend the Rights Agreement do not affect the Board’s power or ability to take any other action that is consistent with its fiduciary duties and the terms of the Rights Agreement, including without limitation, accelerating or extending the Expiration Date of the Rights, making any amendment to the Rights Agreement that is permitted by the Rights Agreement or adopting a new Rights Agreement with such terms as the Board determines in its sole discretion to be appropriate. The Rights expired, with no rights having become exercisable, in accordance with their terms at the close of business on February 20, 2025.
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
The Options granted to each non-employee director, which have a five years contractual term, vest in four equal installments on the last day of each calendar quarter, commencing in the quarter in which the award is granted. The vesting of each of the non-employee director awards are also subject to, among other things, each non-employee director's continued role as a director with the Company. Upon a change in control, all unvested non-employee director awards will fully vest.
The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2024 and 2023, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2024 and 2023:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of December 31, 2022	716,255	$19.83	1.2	$103
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(402,755)	$25.37		—
Outstanding as of December 31, 2023	313,500	$12.70	1.1	$49
Exercisable as of December 31, 2023	235,125	$12.70	1.1	$37

Outstanding as of December 31, 2023	313,500	$12.70	1.1	$49
Granted	—	—		—
Exercised	—	$—		—
Forfeited and canceled	(16,000)	$14.64		—
Outstanding as of December 31, 2024	297,500	$12.59	0.1	$—
Exercisable as of December 31, 2024	297,500	$12.59	0.1	$—
(1) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

There is no unrecognized compensation cost or remaining weighted-average recognition period related to unvested stock options as of December 31, 2024. Unrecognized compensation cost related to unvested stock options was not material as of December 31, 2023. The weighted-average recognition period related to unvested stock options as of December 31, 2023 was 0.1 years.

RSUs

Time-based RSUs granted to Management typically vest ratably over four years on the anniversary of the date of grant. Time-based RSUs granted to non-employee directors typically vest in four equal installments on the last day of each calendar quarter, commencing in the quarter in which the award is granted. Performance-based RSUs vest equally over a four-year period based upon annual EBITDA performance goals, which are established by the Board of Directors at the beginning of each year. Performance-based RSUs vesting may be earned in a range of 0% to 150% of the initial shares awarded.
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
The following table summarizes the activities for our RSUs for the years ended December 31, 2024 and 2023 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	1,052,779	$10.29
Granted	971,362	4.89
Vested	(603,926)	9.12
Forfeited	(62,953)	5.49
Nonvested as of December 31, 2023	1,357,262	$7.17
Granted	1,162,360	3.83
Vested	(747,615)	7.57
Forfeited	(122,441)	5.21
Nonvested as of December 31, 2024	1,649,566	$5.29
As of December 31, 2024 and 2023, there was $5.0 million and $5.9 million, respectively, of unrecognized compensation cost related to unvested RSUs with a weighted-average recognition period of 1.2 years for each period.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations was as follows (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Stock option grants	$27	$375
Restricted stock unit grants	4,682	4,895
Total expense	$4,709	$5,270
The associated tax benefits related to these stock-based compensation awards for the years ended December 31, 2024 and 2023, was $1.2 million and $1.4 million, respectively.
The Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

11. Income Taxes
Income tax (benefit) expense for the Company years ended December 31, 2024 and 2023, consisted of the following (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current income tax expense (benefit)
Federal	$(87)	$(339)
State and local	322	(122)
Total current income tax expense (benefit)	$235	$(461)

Deferred income tax (benefit) expense
Federal	$(3,873)	$6,318
State and local	(6,127)	11,326
Total deferred tax (benefit) expense	(10,000)	17,644
Total income tax (benefit) expense	$(9,765)	$17,183
Total income tax (benefit) expense differed from the amount computed by applying the federal statutory tax rate of 21.0% for the years ended December 31, 2024 and 2023, as a result of the following (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Computed income tax benefit at federal statutory rate on pre-tax loss	$(61,534)	$(21,146)
State income tax benefit, net of federal tax benefit	(11,564)	(3,390)
Bankruptcy costs	—	8
Section 162(m) disallowance	1,218	1,106
Valuation allowance	61,004	40,946
Provision to return	269	(281)
Uncertain tax positions	—	(428)
Tax credits	(250)	(240)
Other adjustments	1,092	608
Net income tax (benefit) expense	$(9,765)	$17,183

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Accounts receivable	$1,145	$1,517
Leases	36,820	40,952
Other liabilities and assets	5,401	4,358
Debt costs	334	617
Interest limitation	36,173	24,473
Financing liabilities	52,375	50,119
Net operating loss	17,167	7,669
Total deferred income tax assets before valuation allowance	149,415	129,705
Less: valuation allowance	(101,950)	(40,946)
Total deferred tax assets	$47,465	$88,759
Deferred income tax liabilities:
Intangible assets	$238	$43,563
Property and equipment	23,117	26,568
Leases	26,435	30,953
Total deferred income tax liabilities	$49,790	$101,084
Total net deferred income tax liabilities	$(2,325)	$(12,325)
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
As of December 31, 2024 and 2023, the Company recorded valuation allowances of $102.0 million and $40.9 million, respectively, on the deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes because it is more likely than not that some of the tax benefits will not be realized in the future, primarily from recent losses driven by the impairment of our FCC broadcast licenses.
As of December 31, 2024, the Company had Federal net operating loss carryforwards available to offset future taxable income of approximately $61.1 million, which can be carried forward to future years indefinitely. The Company had state net operating loss carryforwards available to offset future income of approximately $96.0 million which, if not utilized, will expire 2029 through 2044. As of December 31, 2024, the Company had deferred tax assets related to federal and state interest expense disallowance carryforwards of $36.2 million, which are available to offset future taxable income and have an indefinite carryforward period.

As of December 31, 2024, and 2023, the Company had no uncertain tax positions. During 2023, the Company recorded reductions to uncertain tax positions of $0.4 million and relevant interest and penalties of $0.1 million as a result of the expiration of the applicable statute of limitations. No interest and penalties were accrued as of December 31, 2024 or 2023. Interest and penalties recorded to income tax expense during 2023 were not material.

The following table reconciles uncertain tax positions (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Balance at beginning of period	$—	$385
Decreases relating to expiration of the statute of limitations	—	(385)
Balance at end of period	$—	$—
All federal income tax returns are closed for tax years through 2020. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2020 have been closed.
12. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards.
For the twelve months ended December 31, 2024 and 2023, given the net loss attributable to the Company's common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) are the same for both classes.
The following table presents the reconciliation of basic to diluted weighted average common shares (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(283,254)	$(117,879)
Basic net loss attributable to common shares	$(283,254)	$(117,879)
Denominator:
Basic weighted average shares outstanding	16,874	17,269
Basic undistributed net loss per share attributable to common shares	$(16.79)	$(6.83)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(283,254)	$(117,879)
Diluted net loss attributable to common shares	$(283,254)	$(117,879)
Denominator:
Basic weighted average shares outstanding	16,874	17,269
Effect of dilutive options and restricted stock units	—	—
Diluted weighted average shares outstanding	16,874	17,269
Diluted undistributed net loss per share attributable to common shares	$(16.79)	$(6.83)

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
The Company uses its incremental borrowing rate to calculate the present value of lease payments. The incremental borrowing rate is based on the interest rate defined within our 2029 Credit Agreement.
During 2024 and 2023, the Company continued to evaluate its real estate footprint. For leases which were abandoned, the remaining lease costs were accelerated between the decision date and cease use date. In 2024 and 2023, the Company also recorded $2.1 million and $11.4 million of impairment charges, respectively, related to a certain lease which is expected to be sublet for an amount less than the current contractual agreement. The impairment charges are included within Corporate expenses on the Company's Consolidated Statements of Operations.
The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2024 and 2023 (dollars in thousands):

	Balance Sheet Location	December 31, 2024	December 31, 2023
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$102,183	$118,646
Finance, net of accumulated amortization of $2,340 and $1,327 at December 31, 2024 and 2023, respectively	Other assets	2,255	3,330
Total Assets		$104,438	$121,976

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$26,323	$27,515
Finance	Accounts payable and accrued expenses	1,270	1,259
Noncurrent
Operating	Operating lease liabilities	99,343	113,141
Finance	Other liabilities	1,129	2,168
Total Liabilities		$128,065	$144,083

The following table presents the total lease cost for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Statement of Operations Location	December 31, 2024	December 31, 2023
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$25,717	$25,508
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	1,141	940
Interest on lease liabilities	Interest expense	207	214
Total Lease Cost		$27,065	$26,662
Total lease income related to our lessor arrangements was $0.5 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
Other Supplementary Data
The following tables present other supplementary information for the years ended December 31, 2024 and 2023, respectively (dollars in thousands):

	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27,597	$28,127
Operating cash flows from finance leases	213	202
Financing cash flows from finance leases	1,086	837

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,813	$12,592

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term (in years)
Operating leases	7.73	7.96
Finance leases	2.15	3.00
Weighted Average Discount Rate
Operating leases	6.77%	6.55%
Finance leases	7.50%	7.20%
As of December 31, 2024, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2025	$25,959	$1,257	$27,216
2026	23,662	1,144	24,806
2027	22,405	155	22,560
2028	20,047	30	20,077
2029	16,515	9	16,524
Thereafter	53,989	—	53,989
Total lease payments	$162,577	$2,595	$165,172
Less: imputed interest	(36,911)	(196)	(37,107)
Total	$125,666	$2,399	$128,065

Future minimum payments related to the Company's failed sale-leasebacks as of December 31, 2024 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2025	$15,040	$688	$15,728
2026	15,491	476	15,967
2027	15,956	491	16,447
2028	16,435	505	16,940
2029	16,928	520	17,448
Thereafter	107,831	2,945	110,776
	$187,681	$5,625	$193,306
Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2024 were as follows (dollars in thousands):

Operating Leases
2025	$434
2026	258
2027	225
2028	104
2029	54
Thereafter	1,140
Total lease receivables	$2,215

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
The Company is committed under various contractual agreements to pay for broadcast rights (including sports such as the NFL and the NCAA), talent, music licensing, research, and other services. The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years.
As of December 31, 2024, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2025	$115,262
2026	53,635
2027	17,056
2028	5,750
2029	5,750
Thereafter	479
Total	$197,932
As of December 31, 2024, the Company believes that it will meet all such minimum obligations.
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

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
December 31, 2024	$5,983	$2,495	$(3,938)	$4,540
December 31, 2023	$5,936	$3,164	$(3,117)	$5,983
Valuation allowance on deferred taxes
December 31, 2024	$40,946	$61,004	$—	$101,950
December 31, 2023	$—	$40,946	$—	$40,946

S-1