Form 10-Q
period 2025-06-30
CUMULUS MEDIA INC
filed 2025-08-07
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

 N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of July 31, 2025, the registrant had 17,440,084 outstanding shares of common stock consisting of: 17,128,043 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$96,745	$63,836
Accounts receivable, less allowance for doubtful accounts of $4,291 and $4,540 at June 30, 2025 and December 31, 2024, respectively	146,511	161,986
Trade receivable	5,454	2,854
Assets held for sale	10,733	872
Prepaid expenses and other current assets	21,174	18,503
Total current assets	280,617	248,051
Property and equipment, net	127,718	161,271
Operating lease right-of-use assets	101,747	102,183
Broadcast licenses	517,270	518,165
Other intangible assets, net	68,773	76,957
Other assets	9,842	12,022
Total assets	$1,105,967	$1,118,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$99,516	$105,025
Current portion of operating lease liabilities	26,275	26,323
Trade payable	3,065	2,430
Current portion of term loan	1,203	—
Total current liabilities	130,059	133,778
Long-term debt	720,210	669,041
Operating lease liabilities	98,236	99,343
Financing liabilities, net	183,218	199,691
Other liabilities	7,285	7,520
Deferred income tax liabilities	4,047	2,325
Total liabilities	1,143,055	1,111,698
Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 22,943,154 and 22,204,290 shares issued; 17,128,043 and 16,723,074 shares outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 5,815,111 and 5,481,216 shares at June 30, 2025 and December 31, 2024, respectively	(47,107)	(46,833)
Additional paid-in-capital	359,864	358,441
Accumulated deficit	(349,845)	(304,657)
Total stockholders’ (deficit) equity	(37,088)	6,951
Total liabilities and stockholders’ (deficit) equity	$1,105,967	$1,118,649
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$186,017	$204,849	$373,366	$404,902
Operating expenses:
Content costs	59,426	73,631	138,757	158,688
Selling, general and administrative expenses	93,227	94,359	186,606	189,119
Depreciation and amortization	14,116	14,725	28,912	29,603
Corporate expenses	14,150	31,717	28,767	47,549
Impairment of assets held for sale	1,420	—	1,420	—
Total operating expenses	182,339	214,432	384,462	424,959
Operating income (loss)	3,678	(9,583)	(11,096)	(20,057)
Non-operating expense:
Interest expense	(16,307)	(17,626)	(32,329)	(34,986)
Interest income	202	146	288	492
Gain on early extinguishment of debt	—	170	—	170
Other (expense) income, net	(22)	(27)	(32)	14,806
Total non-operating expense, net	(16,127)	(17,337)	(32,073)	(19,518)
Loss before income taxes	(12,449)	(26,920)	(43,169)	(39,575)
Income tax expense	(372)	(779)	(2,019)	(2,278)
Net loss	$(12,821)	$(27,699)	$(45,188)	$(41,853)
Basic and diluted loss per common share (see Note 8, "Loss Per Share"):
Basic: Loss per share	$(0.74)	$(1.64)	$(2.61)	$(2.49)
Diluted: Loss per share	$(0.74)	$(1.64)	$(2.61)	$(2.49)
Weighted average basic common shares outstanding	17,440,084	16,886,774	17,323,130	16,786,094
Weighted average diluted common shares outstanding	17,440,084	16,886,774	17,323,130	16,786,094

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(Unaudited)

For the six months ended June 30, 2025
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2024	16,723,074	$—	312,041	$—	5,481,216	$(46,833)	$358,441	$(304,657)	$6,951
Net loss	—	—	—	—	—	—	—	(32,367)	(32,367)
Shares returned in lieu of tax payments	—	—	—	—	333,895	(274)	—	—	(274)
Issuance of common stock	404,969	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	849	—	849
Balance at March 31, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,290	$(337,024)	$(24,841)
Net loss	—	—	—	—	—	—	—	(12,821)	(12,821)
Stock based compensation expense	—	—	—	—	—	—	574	—	574
Balance at June 30, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,864	$(349,845)	$(37,088)

For the six months ended June 30, 2024
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(14,154)	(14,154)
Shares returned in lieu of tax payments	—	—	—	—	261,668	(1,084)	—	—	(1,084)
Issuance of common stock	335,837	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,072	—	1,072
Balance at March 31, 2024	16,573,776	$—	312,041	$—	5,480,404	$(46,831)	$354,804	$(35,557)	$272,416
Net loss	—	—	—	—	—	—	—	(27,699)	(27,699)
Shares returned in lieu of tax payments	—	—	—	—	812	(2)	—	—	(2)
Issuance of common stock	50,394	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,336	—	1,336
Balance at June 30, 2024	16,624,170	$—	312,041	$—	5,481,216	$(46,833)	$356,140	$(63,256)	$246,051

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(45,188)	$(41,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,912	29,603
Amortization of debt issuance costs	505	759
Amortization of debt discount	(2,894)	(891)
Provision for doubtful accounts	1,136	1,456
Gain on sale of BMI	—	(14,846)
Gain on early extinguishment of debt	—	(170)
Impairment of assets held for sale	1,420	—
Impairment of right-of-use assets	—	944
Deferred income taxes	1,722	1,898
Stock-based compensation expense	1,423	2,408
Non-cash interest expense on financing liabilities	1,636	1,947
Non-cash imputed rental income	(2,510)	(2,446)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	13,089	8,687
Trade receivable	(2,600)	(3,848)
Prepaid expenses and other current assets	(2,216)	(7,176)
Operating leases, net	(719)	(970)
Other assets	2,787	3,964
Accounts payable and accrued expenses	(5,365)	(4,218)
Trade payable	635	961
Other liabilities	700	(265)
Net cash used in operating activities	(7,527)	(24,056)
Cash flows from investing activities:
Proceeds from sale of assets or stations	498	56
Proceeds from sale of BMI	—	14,846
Capital expenditures	(11,068)	(12,553)
Net cash (used in) provided by investing activities	(10,570)	2,349
Cash flows from financing activities:
Repayments of borrowings under Senior Notes due 2026	—	(330)
Borrowings under the 2020 revolving credit facility	55,000	—
Financing costs on Revolving Credit Agreement	—	(275)
Shares returned in lieu of tax payments	(274)	(1,086)
Repayments of financing liabilities	(3,161)	(3,240)
Repayments of finance lease obligations	(559)	(530)
Net cash provided by (used in) financing activities	51,006	(5,461)
Increase (decrease) in cash and cash equivalents	32,909	(27,168)
Cash and cash equivalents at beginning of period	63,836	80,660
Cash and cash equivalents at end of period	$96,745	$53,492

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
Nature of Business
Cumulus Media (OTCQB: CMLS) is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 400 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, Infinity Sports Network, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, an established and influential platform for original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2024, was derived from the Company’s audited financial statements as of December 31, 2024, and our accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2025, and for the periods ended June 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Segment Reporting
The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. The Company’s Chief Executive Officer, its Chief Operating Decision Maker ("CODM"), is regularly provided financial information consistent with the Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated net loss and consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes content costs, selling, general and administrative expenses, and corporate expenses at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are depreciation and amortization, impairment of assets held for sale, interest expense, interest income, other (expense) income, net and income tax expense, which are reflected in the Condensed Consolidated Statement of Operations.

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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2025 and 2024, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. During the second quarter, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee. As of June 30, 2025 and December 31, 2024, assets held for sale were $10.7 million and $0.9 million, respectively. Assets held for sale consist primarily of property and equipment, net, as of June 30, 2025 and December 31, 2024. For the three and six months ended June 30, 2025, the Company recorded a $1.4 million impairment to adjust the carrying amount of these assets to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's Condensed Consolidated Statements of Operations.
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
Liquidity
The Company incurred operating losses of $45.2 million and $41.9 million during the six months ended June 30, 2025 and 2024, respectively. Additionally, in the first six months of 2025, the Company's cash and cash equivalents decreased $22.1 million, excluding the $55.0 million draw on the 2020 Revolving Credit Facility (as defined below). As of June 30, 2025, the Company held $96.7 million of cash and cash equivalents and had $59.6 million outstanding on the $125.0 million 2020 Revolving Credit Facility, including $4.6 million of letters of credit. Availability under the 2020 Revolving Credit Facility is tied to a borrowing base and subject to excess availability provisions as discussed further below in "Note 4 — Long-Term Debt". Although there remains uncertainty related to the current macroeconomic conditions on the Company's future results, we believe our business model, current cash reserves and borrowings from time to time under the 2020 Revolving Credit Facility (or any such other credit facility as may be in place at the appropriate time) will allow us to manage our business and anticipated liquidity needs for at least the next twelve months.

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:
Interest paid	$32,699	$34,594
Income taxes (refunded) paid	(5)	473
Supplemental disclosures of non-cash flow information:
Trade revenue	$36,004	$33,381
Trade expense	33,395	29,999
Noncash principal change in financing liabilities	(12,997)	488
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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Broadcast radio revenue:
Spot	$91,151	$101,806
Network	27,286	34,306
Total broadcast radio revenue	118,437	136,112
Digital	38,832	39,397
Other	28,748	29,340
Net revenue	$186,017	$204,849

	Six Months Ended June 30,
	2025	2024
Broadcast radio revenue:
Spot	$172,115	$192,379
Network	71,219	83,468
Total broadcast radio revenue	243,334	275,847
Digital	75,397	73,844
Other	54,635	55,211
Net revenue	$373,366	$404,902
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2025 and 2024, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $19.4 million and $18.0 million, respectively; and (2) trade and barter expenses of $16.5 million and $15.3 million, respectively. For the six months ended June 30, 2025 and 2024, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $36.0 million and $33.4 million, respectively; and (2) trade and barter expenses of $33.4 million and $30.0 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the Company recorded an asset of approximately $6.0 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	Broadcast licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2024	$518,165	$16,383	$145,000	$13,505	$693,053
Assets held for sale	(895)	(19)	—	(23)	(937)
Balance as of June 30, 2025	$517,270	$16,364	$145,000	$13,482	$692,116

Accumulated Amortization
Balance as of December 31, 2024	$—	$—	$(88,054)	$(9,877)	$(97,931)
Amortization expense	—	—	(7,409)	(751)	(8,160)
Assets held for sale	—	—	—	18	18
Balance as of June 30, 2025	$—	$—	$(95,463)	$(10,610)	$(106,073)
Net Book Value as of June 30, 2025	$517,270	$16,364	$49,537	$2,872	$586,043
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the six months ended June 30, 2025 and 2024, respectively. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Term Loan due 2026	$1,203	$1,203
Less: current portion of Term Loan due 2026	(1,203)	—
Senior Notes due 2026	22,697	22,697
Term Loan due 2029 (1)	325,073	326,514
Senior Notes due 2029 (2)	319,730	321,181
2020 Revolving Credit Facility	55,000	—
Less: Total unamortized debt issuance costs	(2,290)	(2,554)
Long-term debt, net	$720,210	$669,041
Future maturities of the Company's long-term debt obligations as of June 30, 2025 are as follows (dollars in thousands):

2025	$—
2026	23,900
2027	—
2028	—
2029 (1) (2)	673,217
Thereafter	—
Total	$697,117
(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of June 30, 2025, $13.2 million of the difference is unamortized.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of June 30, 2025, $13.4 million of the difference is unamortized.
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
Amounts outstanding under the 2026 Credit Agreement bear interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate (as defined below). The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) Term SOFR plus 1.00%. As of June 30, 2025, the Term Loan due 2026 bore interest at a rate of 8.19% per annum.
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

As of June 30, 2025, we were in compliance with all required covenants under the 2026 Credit Agreement.
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
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) SOFR, subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the 2029 Credit Agreement has substantially similar representations and events of default as the 2026 Credit Agreement has (prior to giving effect to the Term Loan Exchange Offer). As of June 30, 2025, the Term Loan due 2029 bore interest at a rate of 9.26% per annum.
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
As of June 30, 2025, we were in compliance with all required covenants under the 2029 Credit Agreement.
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
As of June 30, 2025, $59.6 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $55.0 million and $4.6 million letters of credit. As of June 30, 2025, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As of June 30, 2025, Holdings was in compliance with all required covenants under the Indenture.
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
As of June 30, 2025, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
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
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loans due 2026 and 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices (dollars in thousands):

	June 30, 2025	December 31, 2024
Term Loan due 2026:
Gross value	$1,203	$1,203
Fair value - Level 2	$301	$541
Term Loan due 2029:
Gross value	$325,073	$326,514
Fair value - Level 2	$75,622	$123,179
Senior Notes due 2026:
Gross value	$22,697	$22,697
Fair value - Level 2	$14,626	$18,342
Senior Notes due 2029:
Gross value	$319,730	$321,181
Fair value - Level 2	$70,466	$110,294
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Level 1		Level 2		Level 3
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Cash equivalents	$30,162	$—	$—	$—	$—	$—
6. Income Taxes
For the three months ended June 30, 2025, the Company recorded an income tax expense of $0.4 million on pre-tax book loss of $12.4 million, resulting in an effective tax rate of approximately (3.0)%. For the three months ended June 30,

2024, the Company recorded an income tax expense of $0.8 million on pre-tax book loss of $26.9 million, resulting in an effective tax rate of approximately (2.9)%.
For the six months ended June 30, 2025, the Company recorded an income tax expense of $2.0 million on pre-tax book loss of $43.2 million, resulting in an effective tax rate of approximately (4.7)%. For the six months ended June 30, 2024, the Company recorded an income tax expense of $2.3 million on pre-tax book loss of $39.6 million, resulting in an effective tax rate of approximately (5.8)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2025 and 2024, primarily relate to the valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes. The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2025 and December 31, 2024, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of June 30, 2025, the Company had 23,255,195 aggregate issued shares of common stock, and 17,440,084 outstanding shares consisting of: (i) 22,943,154 issued shares and 17,128,043 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023 (the "Prior Share Repurchase Authorization"). The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 4 — Long-Term Debt" for further discussion of the restrictions in our debt agreements.
During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
Prior to its expiration, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
8. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards.
For the six months ended June 30, 2025 and 2024, given the net loss attributable to the Company common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.

The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30,
	2025	2024
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(12,821)	$(27,699)
Basic net loss attributable to common shares	$(12,821)	$(27,699)
Denominator:
Basic weighted average shares outstanding	17,440	16,887
Basic undistributed net loss per share attributable to common shares	$(0.74)	$(1.64)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(12,821)	$(27,699)
Diluted net loss attributable to common shares	$(12,821)	$(27,699)
Denominator:
Basic weighted average shares outstanding	17,440	16,887
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,440	16,887
Diluted undistributed net loss per share attributable to common shares	$(0.74)	$(1.64)

	Six Months Ended June 30,
	2025	2024
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(45,188)	$(41,853)
Basic net loss attributable to common shares	$(45,188)	$(41,853)
Denominator:
Basic weighted average shares outstanding	17,323	16,786
Basic undistributed net loss per share attributable to common shares	$(2.61)	$(2.49)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(45,188)	$(41,853)
Diluted net loss attributable to common shares	$(45,188)	$(41,853)
Denominator:
Basic weighted average shares outstanding	17,323	16,786
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,323	16,786
Diluted undistributed net loss per share attributable to common shares	$(2.61)	$(2.49)

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
10. Subsequent Event
Tax Law Update
On July 4, 2025, new tax law was signed, providing permanent extension for several business tax provisions originally enacted under the Tax Cuts and Jobs Act. The Company does not anticipate the change in tax law to have a material impact on its financial statements. The Company will continue to monitor federal and state-level guidance, including state conformity to these federal tax changes, as further legislative and administrative updates become available.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2024 Form 10-K, Part II, "Item 1A. Risk Factors," and elsewhere in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and elsewhere in this report, and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2024 Form 10-K.
Transition to the OTC Markets
As previously disclosed in our Current Report on Form 8-K filed on April 23, 2025, shares of our Class A common stock were suspended from trading on the Nasdaq Global Market at the open of business on May 2, 2025, because the Company was not in compliance with Nasdaq Listing Rules 5450(a)(2) and 5450(b)(1)(A). At the open of business on May 2, 2025, the Company’s Class A common stock began trading on the OTC Markets’ OTCQB® market tier.

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

	Three Months Ended June 30,
	2025	2024	2025 vs 2024 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$186,017	$204,849	$(18,832)	(9.2)%
Content costs	59,426	73,631	(14,205)	(19.3)%
Selling, general and administrative expenses	93,227	94,359	(1,132)	(1.2)%
Depreciation and amortization	14,116	14,725	(609)	(4.1)%
Corporate expenses	14,150	31,717	(17,567)	(55.4)%
Impairment of assets held for sale	1,420	—	1,420	N/A
Operating income (loss)	3,678	(9,583)	13,261	N/A
Interest expense	(16,307)	(17,626)	1,319	7.5%
Interest income	202	146	56	38.4%
Gain on early extinguishment of debt	—	170	(170)	(100.0)%
Other expense, net	(22)	(27)	5	(18.5)%
Loss before income taxes	(12,449)	(26,920)	14,471	53.8%
Income tax expense	(372)	(779)	407	52.2%
Net loss	$(12,821)	$(27,699)	$14,878	53.7%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$22,358	$25,213	$(2,855)	(11.3)%

	Six Months Ended June 30,
	2025	2024	2025 vs 2024 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$373,366	$404,902	$(31,536)	(7.8)%
Content costs	138,757	158,688	(19,931)	(12.6)%
Selling, general and administrative expenses	186,606	189,119	(2,513)	(1.3)%
Depreciation and amortization	28,912	29,603	(691)	(2.3)%
Corporate expenses	28,767	47,549	(18,782)	(39.5)%
Impairment of assets held for sale	1,420	—	1,420	N/A
Operating loss	(11,096)	(20,057)	8,961	(44.7)%
Interest expense	(32,329)	(34,986)	2,657	7.6%
Interest income	288	492	(204)	(41.5)%
Gain on early extinguishment of debt	—	170	(170)	(100.0)%
Other (expense) income, net	(32)	14,806	(14,838)	N/A
Loss before income taxes	(43,169)	(39,575)	(3,594)	(9.1)%
Income tax expense	(2,019)	(2,278)	259	11.4%
Net loss	$(45,188)	$(41,853)	$(3,335)	(8.0)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$25,877	$33,618	$(7,741)	(23.0)%
Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
Net Revenue
Net revenue for the three months ended June 30, 2025, compared to net revenue for the three months ended June 30, 2024, decreased $18.8 million, or 9.2%. The decrease is primarily driven by a reduction in spot and network revenues of $10.7 million and $7.0 million, respectively, resulting from current macroeconomic conditions. In addition, digital revenue decreased $0.6 million largely driven by lower podcasting revenue from the loss of certain podcast relationships in 2025. The podcasting decrease in digital revenue was mostly offset by growth in digital marketing services. Lastly, other revenue decreased $0.5 million.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2025, compared to content costs for the three months ended June 30, 2024, decreased $14.2 million, or 19.3%, primarily resulting from a reduction in revenue share expenses, decreased personnel costs, reduced broadcast rights resulting from a contract renegotiation, and lower third-party station inventory costs. These decreases were partially offset by higher digital expense.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended June 30, 2025, compared to selling, general and administrative expenses for the three months ended June 30, 2024, decreased $1.1 million, or 1.2%. Selling, general and administrative expenses decreased primarily from lower personnel costs, including incentive-based compensation, lower rent expense and facility costs arising from actions taken to reduce our real estate footprint, and lower bad debt expense. These decreases were partially offset by increased health insurance claims in 2025 and higher trade expense.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2025, as compared to depreciation and amortization expense for the three months ended June 30, 2024 decreased $0.6 million, or 4.1%. Depreciation and amortization expenses decreased primarily as a result of assets that were fully depreciated in 2025.

Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2025, compared to corporate expenses for the three months ended June 30, 2024, decreased $17.6 million, or 55.4%. Corporate expenses decreased primarily from lower debt exchange costs ($16.3 million in 2024) and lower personnel expense, including incentive-based compensation. These decreases were partially offset by higher restructuring charges primarily related to employee severance.
Impairment of assets held for sale
During the second quarter of 2025, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee. For the three months ended June 30, 2025, the Company recorded a $1.4 million impairment to adjust the carrying amount of these assets to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's Condensed Consolidated Statements of Operations.
Interest Expense
Total interest expense for the three months ended June 30, 2025, decreased $1.3 million, or 7.5%, when compared to the total interest expense for the three months ended June 30, 2024. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change
Term Loan due 2026	$25	$2,879	$(2,854)
Term Loan due 2029	7,311	5,504	1,807
Senior Notes due 2026	383	2,267	(1,884)
2020 Revolving Credit Facility	463	—	463
Senior Notes due 2029	6,128	4,017	2,111
Financing liabilities	3,217	3,483	(266)
Amortization of debt discount	(1,461)	(891)	(570)
Other, including amortization of debt issuance costs	241	367	(126)
Interest expense	$16,307	$17,626	$(1,319)
Income Tax Expense
For the three months ended June 30, 2025, the Company recorded an income tax expense of $0.4 million on pre-tax book loss of $12.4 million, resulting in an effective tax rate of approximately (3.0)%. For the three months ended June 30, 2024, the Company recorded an income tax expense of $0.8 million on pre-tax book loss of $26.9 million, resulting in an effective tax rate of approximately (2.9)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended June 30, 2025 and 2024, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $22.4 million for the three months ended June 30, 2025, compared to the Adjusted EBITDA of $25.2 million for the three months ended June 30, 2024, decreased $2.9 million.
Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
Net Revenue
Net revenue for the six months ended June 30, 2025, compared to net revenue for the six months ended June 30, 2024, decreased $31.5 million, or 7.8%. The decrease is primarily driven by a reduction in spot and network revenues of $20.3 million and $12.2 million, respectively, resulting from current macroeconomic conditions. In addition, other revenue decreased $0.6 million. These decreases were partially offset by $1.6 million of higher digital advertising revenue, largely driven by growth in digital marketing services, which was reduced by lower podcasting revenue from the loss of certain podcast relationships in 2025.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2025, compared to content costs for the six months ended June 30, 2024, decreased $19.9 million, or 12.6%, primarily as a result of lower revenue share expenses, decreased personnel costs, lower broadcast rights expense resulting from a contract renegotiation, and lower third-party station inventory costs. These decreases were partially offset by higher digital expenses, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the six months ended June 30, 2025, compared to selling, general and administrative expenses for the six months ended June 30, 2024, decreased $2.5 million, or 1.3%. Selling, general and administrative expenses decreased primarily from lower personnel costs, including incentive-based compensation, lower rent expense arising from actions taken to reduce our real estate footprint, and lower bad debt expense. These decreases were largely offset by higher trade expense and increased health insurance claims in 2025.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2025, as compared to depreciation and amortization expense for the six months ended June 30, 2024, decreased $0.7 million, or 2.3%. Depreciation and amortization expenses decreased primarily as a result of assets that were fully depreciated in 2025.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2025, compared to corporate expenses for the six months ended June 30, 2024, decreased $18.8 million, or 39.5%. Corporate expenses decreased primarily resulting from lower debt exchange costs ($16.3 million in 2024), lower personnel expense, including incentive-based compensation, and reduced legal fees. These decreases were partially offset by higher restructuring charges related to employee severance.
Impairment of assets held for sale
During the second quarter of 2025, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee. For the six months ended June 30, 2025, the Company recorded a $1.4 million impairment to adjust the carrying amount of these assets to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's Condensed Consolidated Statements of Operations.

Interest Expense
Total interest expense for the six months ended June 30, 2025, decreased $2.7 million, or 7.6%, when compared to the total interest expense for the six months ended June 30, 2024. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change
Term Loan due 2026	$50	$10,395	$(10,345)
Term Loan due 2029	14,639	5,504	9,135
Senior Notes due 2026	766	8,110	(7,344)
2020 Revolving Credit Facility	463	—	463
Senior Notes due 2029	12,187	4,017	8,170
Financing liabilities	6,577	6,994	(417)
Amortization of debt discount	(2,894)	(891)	(2,003)
Other, including amortization of debt issuance costs	541	857	(316)
Interest expense	$32,329	$34,986	$(2,657)
Other (Expense) Income
Other expense for the six months ended June 30, 2025, was not material.
Other income for the six months ended June 30, 2024, of $14.8 million, represents the gain recognized on the February 2024 sale of Broadcast Music, Inc. (the "BMI Sale") to a shareholder group led by New Mountain Capital, LLC.
Income Tax Expense
For the six months ended June 30, 2025, the Company recorded an income tax expense of $2.0 million on pre-tax book loss of $43.2 million, resulting in an effective tax rate of approximately (4.7)%. For the six months ended June 30, 2024, the Company recorded an income tax expense of $2.3 million on pre-tax book loss of $39.6 million, resulting in an effective tax rate of approximately (5.8)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the six month periods ended June 30, 2025 and 2024, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $25.9 million for the six months ended June 30, 2025, compared to the Adjusted EBITDA of $33.6 million for the six months ended June 30, 2024, decreased $7.7 million.

Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
GAAP net loss	$(12,821)	$(27,699)
Income tax expense	372	779
Non-operating expense, net (includes net interest expense)	16,127	17,507
Depreciation and amortization	14,116	14,725
Stock-based compensation expense	574	1,336
Impairment of assets held for sale	1,420	—
Gain on early extinguishment of debt	—	(170)
Restructuring costs	2,358	1,988
Debt exchange costs	—	16,271
Non-routine legal expenses	42	280
Franchise taxes	170	196
Adjusted EBITDA	$22,358	$25,213

	Six Months Ended June 30,
	2025	2024
GAAP net loss	$(45,188)	$(41,853)
Income tax expense	2,019	2,278
Non-operating expense, net (includes net interest expense)	32,073	19,688
Depreciation and amortization	28,912	29,603
Stock-based compensation expense	1,423	2,408
Impairment of assets held for sale	1,420	—
Gain on early extinguishment of debt	—	(170)
Restructuring costs	4,826	4,118
Debt exchange costs	—	16,271
Non-routine legal expenses	42	888
Franchise taxes	350	387
Adjusted EBITDA	$25,877	$33,618
Liquidity and Capital Resources
As of June 30, 2025, we had $96.7 million of cash and cash equivalents. The Company used $7.5 million and $24.1 million of cash for operating activities in the six months ended June 30, 2025 and 2024, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of June 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023. The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 4 — Long-Term Debt."
During the six months ended June 30, 2025 and 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
Prior to its expiration, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
Cash Flows Used in Operating Activities

	Six Months Ended June 30,
	2025	2024
(Dollars in thousands)
Net cash used in operating activities	$(7,527)	$(24,056)
Net cash used in operating activities for the six months ended June 30, 2025, compared to net cash used in operating activities for the six months ended June 30, 2024, decreased primarily as a result of improved operating results and changes in working capital.
Cash Flows (Used in) Provided by Investing Activities

	Six Months Ended June 30,
	2025	2024
(Dollars in thousands)
Net cash (used in) provided by investing activities	$(10,570)	$2,349
For the six months ended June 30, 2025, net cash used in investing activities consisted primarily of capital expenditures.
For the six months ended June 30, 2024, net cash provided by investing activities consisted primarily of proceeds from the BMI Sale which were largely offset by capital expenditures.
Cash Flows Provided by (Used in) Financing Activities

	Six Months Ended June 30,
	2025	2024
(Dollars in thousands)
Net cash provided by (used in) financing activities	$51,006	$(5,461)
For the six months ended June 30, 2025, net cash provided by financing activities primarily reflects $55.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement slightly offset by repayments of financing obligations.
For the six months ended June 30, 2024, net cash used in financing activities primarily relates to repayments of financing obligations and shares returned in lieu of tax payments for vested restricted stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2024 Form 10-K and to Part II, Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 for information regarding known material risks that could materially affect our business, financial condition or future results. During the six months ended June 30, 2025, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Description

10.1 *	Fifth Amendment to Employment Agreement, dated June 10, 2025, by and between Cumulus Media Inc. and Richard S. Denning.
31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumulus Media Inc.

August 7, 2025	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer