Form 10-Q
period 2025-09-30
CUMULUS MEDIA INC
filed 2025-10-30
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of October 23, 2025, the registrant had 17,440,084 outstanding shares of common stock consisting of: 17,128,043 shares of Class A common stock and 312,041 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$90,414	$63,836
Accounts receivable, less allowance for doubtful accounts of $3,693 and $4,540 at September 30, 2025 and December 31, 2024, respectively	134,182	161,986
Trade receivable	4,590	2,854
Assets held for sale	10,531	872
Prepaid expenses and other current assets	25,646	18,503
Total current assets	265,363	248,051
Property and equipment, net	121,912	161,271
Operating lease right-of-use assets	102,082	102,183
Broadcast licenses	516,970	518,165
Other intangible assets, net	64,684	76,957
Other assets	7,206	12,022
Total assets	$1,078,217	$1,118,649
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$97,179	$105,025
Current portion of operating lease liabilities	27,660	26,323
Trade payable	3,614	2,430
Current portion of debt	23,856	—
Total current liabilities	152,309	133,778
Long-term debt	696,204	669,041
Operating lease liabilities	96,250	99,343
Financing liabilities, net	178,616	199,691
Other liabilities	7,939	7,520
Deferred income tax liabilities	3,817	2,325
Total liabilities	1,135,135	1,111,698
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 22,943,154 and 22,204,290 shares issued; 17,128,043 and 16,723,074 shares outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 312,041 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost, 5,815,111 and 5,481,216 shares at September 30, 2025 and December 31, 2024, respectively	(47,107)	(46,833)
Additional paid-in-capital	360,441	358,441
Accumulated deficit	(370,252)	(304,657)
Total stockholders’ (deficit) equity	(56,918)	6,951
Total liabilities and stockholders’ (deficit) equity	$1,078,217	$1,118,649
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$180,255	$203,598	$553,621	$608,500
Operating expenses:
Content costs	60,251	76,368	199,008	235,056
Selling, general and administrative expenses	93,797	93,890	280,403	283,009
Depreciation and amortization	12,726	14,721	41,516	44,270
Corporate expenses	20,656	11,934	49,423	59,483
(Gain) loss on sale or disposal of assets or stations	(2,866)	6	(2,744)	60
Impairment of assets held for sale	—	—	1,420	—
Total operating expenses	184,564	196,919	569,026	621,878
Operating (loss) income	(4,309)	6,679	(15,405)	(13,378)
Non-operating expense:
Interest expense	(16,612)	(17,043)	(48,941)	(52,029)
Interest income	377	34	665	526
Gain on early extinguishment of debt	—	—	—	170
Other (expense) income, net	(30)	(32)	(62)	14,774
Total non-operating expense, net	(16,265)	(17,041)	(48,338)	(36,559)
Loss before income taxes	(20,574)	(10,362)	(63,743)	(49,937)
Income tax benefit (expense)	167	41	(1,852)	(2,237)
Net loss	$(20,407)	$(10,321)	$(65,595)	$(52,174)
Basic and diluted loss per common share (see "Note 9, Loss Per Share"):
Basic: Loss per share	$(1.17)	$(0.61)	$(3.78)	$(3.10)
Diluted: Loss per share	$(1.17)	$(0.61)	$(3.78)	$(3.10)
Weighted average basic common shares outstanding	17,440,084	16,936,749	17,362,543	16,836,679
Weighted average diluted common shares outstanding	17,440,084	16,936,749	17,362,543	16,836,679

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Stockholders' (Deficit) Equity
(Unaudited)

For the nine months ended September 30, 2025
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2024	16,723,074	$—	312,041	$—	5,481,216	$(46,833)	$358,441	$(304,657)	$6,951
Net loss	—	—	—	—	—	—	—	(32,367)	(32,367)
Shares returned in lieu of tax payments	—	—	—	—	333,895	(274)	—	—	(274)
Issuance of common stock	404,969	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	849	—	849
Balance at March 31, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,290	$(337,024)	$(24,841)
Net loss	—	—	—	—	—	—	—	(12,821)	(12,821)
Stock based compensation expense	—	—	—	—	—	—	574	—	574
Balance at June 30, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,864	$(349,845)	$(37,088)
Net loss	—	—	—	—	—	—	—	(20,407)	(20,407)
Stock based compensation expense	—	—	—	—	—	—	577	—	577
Balance at September 30, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$360,441	$(370,252)	$(56,918)

For the nine months ended September 30, 2024
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(14,154)	(14,154)
Shares returned in lieu of tax payments	—	—	—	—	261,668	(1,084)	—	—	(1,084)
Issuance of common stock	335,837	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,072	—	1,072
Balance at March 31, 2024	16,573,776	$—	312,041	$—	5,480,404	$(46,831)	$354,804	$(35,557)	$272,416
Net loss	—	—	—	—	—	—	—	(27,699)	(27,699)
Shares returned in lieu of tax payments	—	—	—	—	812	(2)	—	—	(2)
Issuance of common stock	50,394	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,336	—	1,336
Balance at June 30, 2024	16,624,170	$—	312,041	$—	5,481,216	$(46,833)	$356,140	$(63,256)	$246,051
Net income	—	—	—	—	—	—	—	(10,321)	(10,321)
Issuance of common stock	49,452	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	1,049	—	1,049
Balance at September 30, 2024	16,673,622	$—	312,041	$—	5,481,216	$(46,833)	$357,189	$(73,577)	$236,779
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(65,595)	$(52,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,516	44,270
Amortization of debt issuance costs	760	1,002
Amortization of debt discount	(4,383)	(2,261)
Provision for doubtful accounts	2,762	1,952
(Gain) loss on sale or disposal of assets or stations	(2,744)	60
Gain on sale of BMI	—	(14,846)
Gain on early extinguishment of debt	—	(170)
Impairment of assets held for sale	1,420	—
Impairment of right-of-use assets	—	944
Deferred income taxes	1,492	2,102
Stock-based compensation expense	2,000	3,457
Non-cash interest expense on financing liabilities	2,329	2,982
Non-cash imputed rental income	(3,765)	(3,670)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	28,786	14,953
Trade receivable	(1,736)	(2,580)
Prepaid expenses and other current assets	(5,318)	(5,926)
Operating leases, net	(1,655)	(1,536)
Other assets	104	435
Accounts payable and accrued expenses	(6,044)	(9,883)
Trade payable	1,184	1,206
Other liabilities	701	(447)
Net cash used in operating activities	(8,186)	(20,130)
Cash flows from investing activities:
Proceeds from sale of assets or stations	988	56
Proceeds from sale of BMI	—	14,846
Capital expenditures	(15,462)	(15,881)
Net cash used in investing activities	(14,474)	(979)
Cash flows from financing activities:
Repayments of borrowings under Senior Notes due 2026	—	(330)
Borrowings under the 2020 revolving credit facility	55,000	—
Financing costs on Revolving Credit Agreement	—	(275)
Shares returned in lieu of tax payments	(274)	(1,086)
Repayments of financing liabilities	(4,653)	(4,900)
Repayments of finance lease obligations	(835)	(806)
Net cash provided by (used in) financing activities	49,238	(7,397)
Increase (decrease) in cash and cash equivalents	26,578	(28,506)
Cash and cash equivalents at beginning of period	63,836	80,660
Cash and cash equivalents at end of period	$90,414	$52,154

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
Nature of Business
Cumulus Media (OTCQB: CMLS) is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 395 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, Infinity Sports Network, AP News, the Academy of Country Music Awards, and many other world-class partners across more than 9,500 affiliated stations through Westwood One, the largest audio network in America; and inspires listeners through the Cumulus Podcast Network, an established and influential platform for original podcasts that are smart, entertaining and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2024, was derived from the Company’s audited financial statements as of December 31, 2024, and our accompanying unaudited Condensed Consolidated Financial Statements as of September 30, 2025, and for the periods ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Segment Reporting
The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. The Company’s Chief Executive Officer, its Chief Operating Decision Maker ("CODM"), is regularly provided financial information consistent with the Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated net loss and consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes content costs, selling, general and administrative expenses, and corporate expenses at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are depreciation and amortization, (gain) loss on sale or disposal of assets or stations, impairment of assets held for sale, interest expense, interest income, gain on early extinguishment of debt, other (expense) income, net and income tax benefit (expense) which are reflected in the Condensed Consolidated Statement of Operations.

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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the nine months ended September 30, 2025 and 2024, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. During the second quarter of 2025, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee. As of September 30, 2025 and December 31, 2024, assets held for sale were $10.5 million and $0.9 million, respectively. Assets held for sale consist primarily of property and equipment, net, as of September 30, 2025 and December 31, 2024. For the nine months ended September 30, 2025, the Company recorded a $1.4 million impairment to adjust the carrying amount of the assets to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's unaudited Condensed Consolidated Statements of Operations.
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
Financing Liability
Included within the Financing liabilities, net, financial statement line item on the Company's Condensed Consolidated Balance Sheets as of September 30, 2025, is a sale leaseback for certain land and buildings in Culver City, CA, that did not qualify for sales recognition treatment. During the first quarter of 2025, the leaseback period expired and the Company renewed the lease for only one of the three buildings and related land. As a result, we removed $12.3 million of fixed assets and related financing liability for the buildings and related land that were not renewed. No gain or loss was recognized on this non-cash transaction.
In addition, during the third quarter of 2025 the Company terminated certain site leases under our sale leaseback arrangement with Vertical Bridge REIT, LLC ("Vertical Bridge") which reduced our Financing liabilities, net, financial statement line item on the Company's Condensed Consolidated Balance Sheets as of September 30, 2025. See "Note 2 — Dispositions" for further discussion of the site terminations and sale leaseback arrangement.
Liquidity
The Company incurred operating losses of $65.6 million and $52.2 million during the nine months ended September 30, 2025 and 2024, respectively. Additionally, in the first nine months of 2025, the Company's cash and cash equivalents decreased $28.4 million, excluding the $55.0 million draw on the 2020 Revolving Credit Facility (as defined below). As of September 30, 2025, the Company held $90.4 million of cash and cash equivalents and had $59.3 million outstanding on the $125.0 million 2020 Revolving Credit Facility, including $4.3 million of letters of credit. Availability under the 2020 Revolving Credit Facility is tied to a borrowing base and subject to excess availability provisions as discussed further below in "Note 5 — Debt".

Although there remains uncertainty related to the current macroeconomic conditions on the Company's future results, we believe our business model, current cash reserves and borrowings from time to time under the 2020 Revolving Credit Facility (or any such other credit facility as may be in place at the appropriate time) will allow us to manage our business and anticipated liquidity needs for at least the next twelve months. This expectation is based on a number of assumptions, including the performance of our business model, successful execution of our operating plans, and current macroeconomic forecasts. If these assumptions are not realized or if macroeconomic conditions deteriorate materially, our cash flows could be adversely affected and could require us to develop and implement alternative plans to satisfy our liquidity needs, the success of which may be uncertain.
Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Interest paid	$56,243	$57,542
Income taxes (refunded) paid	(135)	149
Supplemental disclosures of non-cash flow information:
Trade revenue	$52,878	$47,919
Trade expense	50,955	45,865
Noncash principal change in financing liabilities	(15,859)	390
During the second quarter of 2024, the Company exchanged a total of $651.3 million of its debt principal for $618.2 million, resulting in a $33.1 million difference which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. See "Note 5 — Debt" for further discussion of the exchange offers.
New Accounting Pronouncements
ASU 2023-09 - Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company will adopt this standard beginning with the 2025 annual period and is currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
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
ASU 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). In September 2025, the FASB issued ASU 2025-06, which updates the accounting for internal-use software by removing project stage references and introduces a new capitalization threshold based on management authorization and project completion probability. The guidance requires evaluation of significant development uncertainty, including novel functionality and unresolved performance requirements. ASU 2025-06 also requires website-specific development costs to be evaluated under the same framework as other internal-use software and clarifies that capitalized internal-use software costs are subject to the property, plant and equipment disclosure requirements under ASC 360-10. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. ASU 2025-06 may be applied prospectively, retrospectively or on a modified transition approach with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on our financial statement disclosures.
2. Dispositions

Vertical Bridge Land Sale
On August 7, 2020, the Company entered into an agreement with Vertical Bridge for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"). The Company completed the initial closing of the Tower Sale on September 30, 2020. In connection with the Tower Sale, the Company entered into individual site leases for the continued use of substantially all of the tower sites that were included in the Tower Sale. As the terms of the Tower Sale arrangement contained a repurchase option, the leaseback was not accounted for as a sale. Accordingly, the carrying amount of the leased back assets remains on the Company's books and continues to be depreciated over their remaining useful lives and a financing liability was established for the proceeds of the sale. On July 24, 2025, Vertical Bridge sold a portion of land underlying one of the sites that was included as a leased back asset under the Tower Sale. The Company is entitled to receive $1.7 million of cash proceeds from the sale which was recorded as a receivable under the prepaid expenses and other current assets line item of the Company's unaudited Condensed Consolidated Balance Sheets as of September 30, 2025.
Concurrent with the closing of the sale, the Company's option to repurchase the land lapsed. As such, we derecognized the carrying amount of the land parcel and related financing liability. These amounts were not material. Additionally, the Company recorded a gain of $2.0 million on the sale in the Gain on sale or disposal of assets or stations financial statement line item of the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
Vertical Bridge Site Terminations
As part of the Tower Sale arrangement, the Company has the option to terminate certain site leases following the last day of the fifth year of the agreement. Effective September 30, 2025, the Company terminated certain site leases under the Vertical Bridge Tower Sale arrangement. The repurchase option lapsed for these individual site leases at the time of termination and the Company wrote off $0.8 million and $2.0 million of assets and financing liability, respectively. The resulting gain of $1.2 million was included in the Gain on sale or disposal of assets or stations financial statement line item of the Company's unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
3. Revenues
Revenue Recognition
Revenues are recognized when control of the promised goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
Broadcast radio revenue:
Spot	$83,722	$96,397
Network	31,271	42,564
Total broadcast radio revenue	114,993	138,961
Digital	38,962	40,020
Other	26,300	24,617
Net revenue	$180,255	$203,598

	Nine Months Ended September 30,
	2025	2024
Broadcast radio revenue:
Spot	$255,837	$288,776
Network	102,490	126,032
Total broadcast radio revenue	358,327	414,808
Digital	114,359	113,864
Other	80,935	79,828
Net revenue	$553,621	$608,500

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
Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and by offering digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 395 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-Suite portfolio, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.
Other Revenue
Other revenue includes trade and barter transactions, remote and event revenue, and non-advertising revenue. Non-advertising revenue represents fees received for licensing network content, imputed tower rental income, satellite rental income, and proprietary software licensing.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed. For the three months ended September 30, 2025 and 2024, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $16.9 million and $14.5 million, respectively; and (2) trade and barter expenses of $17.6 million and $15.9 million, respectively. For the nine months ended September 30, 2025 and 2024, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $52.9 million and $47.9 million, respectively; and (2) trade and barter expenses of $51.0 million and $45.9 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the Company recorded an asset of approximately $6.0 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

4. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2025 and December 31, 2024 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	Broadcast licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2024	$518,165	$16,383	$145,000	$13,505	$693,053
Dispositions	(1,195)	(26)	—	(31)	(1,252)
Balance as of September 30, 2025	$516,970	$16,357	$145,000	$13,474	$691,801

Accumulated Amortization
Balance as of December 31, 2024	$—	$—	$(88,054)	$(9,877)	$(97,931)
Amortization expense	—	—	(11,114)	(1,125)	(12,239)
Dispositions	—	—	—	23	23
Balance as of September 30, 2025	$—	$—	$(99,168)	$(10,979)	$(110,147)
Net Book Value as of September 30, 2025	$516,970	$16,357	$45,832	$2,495	$581,654
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the nine months ended September 30, 2025 and 2024, respectively. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

5. Debt
The following table summarizes the Company’s short-term and long-term debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Short-Term Debt
Term Loan due 2026	$1,203	$—
Senior Notes due 2026	22,697	—
Less: unamortized debt issuance costs	(44)	—
Total short-term debt, net	$23,856	$—
Long-Term Debt
Term Loan due 2026	$—	$1,203
Senior Notes due 2026	—	22,697
Term Loan due 2029 (1)	324,330	326,514
Senior Notes due 2029 (2)	318,984	321,181
2020 Revolving Credit Facility	55,000	—
Less: unamortized debt issuance costs	(2,110)	(2,554)
Total long-term debt, net	$696,204	$669,041
Future maturities of the Company's debt obligations as of September 30, 2025 are as follows (dollars in thousands):

2025	$—
2026	23,900
2027	—
2028	—
2029 (1) (2)	673,217
Thereafter	—
Total	$697,117
(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of September 30, 2025, $12.5 million of the difference is unamortized.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of September 30, 2025, $12.6 million of the difference is unamortized.
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
Amounts outstanding under the 2026 Credit Agreement bear interest at a per annum rate equal to (i) SOFR plus a SOFR Adjustment, subject to a SOFR floor of 1.00%, and an applicable margin of 3.75%, or (ii) the Alternative Base Rate (as defined below). The Alternative Base Rate is defined, for any day, as the per annum rate equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the rate identified by Bank of America, N.A. as its "Prime Rate" and (iii) Term SOFR plus 1.00%. As of September 30, 2025, the Term Loan due 2026 bore interest at a rate of 8.03% per annum.
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
As of September 30, 2025, we were in compliance with all required covenants under the 2026 Credit Agreement.
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
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029, and amounts outstanding thereunder bear interest at a per annum rate equal to (i) SOFR, subject to a SOFR floor of 1.00%, and an applicable margin of 5.00%, or (ii) the Alternative Base (as defined therein) and an applicable margin of 4.00%. Subject to certain exceptions, the 2029 Credit Agreement has substantially similar representations and events of default as the 2026 Credit Agreement has (prior to giving effect to the Term Loan Exchange Offer). As of September 30, 2025, the Term Loan due 2029 bore interest at a rate of 9.32% per annum.
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
As of September 30, 2025, we were in compliance with all required covenants under the 2029 Credit Agreement.
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
As of September 30, 2025, $59.3 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $55.0 million and $4.3 million of letters of credit. As of September 30, 2025, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
As of September 30, 2025, Holdings was in compliance with all required covenants under the Indenture.
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
As of September 30, 2025, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
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
6. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loans due 2026 and 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices (dollars in thousands):

	September 30, 2025	December 31, 2024
Term Loan due 2026:
Gross value	$1,203	$1,203
Fair value - Level 2	$289	$541
Term Loan due 2029:
Gross value	$324,330	$326,514
Fair value - Level 2	$81,859	$123,179
Senior Notes due 2026:
Gross value	$22,697	$22,697
Fair value - Level 2	$13,732	$18,342
Senior Notes due 2029:
Gross value	$318,984	$321,181
Fair value - Level 2	$75,062	$110,294
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Level 1		Level 2		Level 3
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Cash equivalents	$30,377	$—	$—	$—	$—	$—

7. Income Taxes
For the three months ended September 30, 2025, the Company recorded an income tax benefit of $0.2 million on pre-tax book loss of $20.6 million, resulting in an effective tax rate of approximately 0.8%. For the three months ended September 30, 2024, the Company recorded an immaterial income tax benefit on pre-tax book loss of $10.4 million, resulting in an effective tax rate of approximately 0.4%.
For the nine months ended September 30, 2025, the Company recorded an income tax expense of $1.9 million on pre-tax book loss of $63.7 million, resulting in an effective tax rate of approximately (2.9)%. For the nine months ended September 30, 2024, the Company recorded an income tax expense of $2.2 million on pre-tax book loss of $49.9 million, resulting in an effective tax rate of approximately (4.5)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and nine month periods ended September 30, 2025 and 2024, primarily relate to the valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes. The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of September 30, 2025 and December 31, 2024, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. On July 4, 2025, a new tax law was signed, providing a permanent extension for several business tax provisions originally enacted under the Tax Cuts and Jobs Act. The new tax law includes a reinstatement of 100% bonus depreciation, the immediate deduction of domestic research and experimental expenditures, and a reversion to the business interest expense limitation. While these tax provisions are expected to result in additional net operating losses in the current and future periods, the Company does not believe that the change in tax law will have a material impact on the Company’s financial position, results of operations or effective tax rate.
8. Stockholders' Equity
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of September 30, 2025, the Company had 23,255,195 aggregate issued shares of common stock, and 17,440,084 outstanding shares consisting of: (i) 22,943,154 issued shares and 17,128,043 outstanding shares designated as Class A common stock; and (ii) 312,041 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023 (the "Prior Share Repurchase Authorization"). The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 5 — Debt" for further discussion of the restrictions in our debt agreements.
During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
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
For the three and nine months ended September 30, 2025 and 2024, given the net loss attributable to the Company's common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended September 30,
	2025	2024
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(20,407)	$(10,321)
Basic net loss attributable to common shares	$(20,407)	$(10,321)
Denominator:
Basic weighted average shares outstanding	17,440	16,937
Basic undistributed net loss per share attributable to common shares	$(1.17)	$(0.61)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(20,407)	$(10,321)
Diluted net loss attributable to common shares	$(20,407)	$(10,321)
Denominator:
Basic weighted average shares outstanding	17,440	16,937
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,440	16,937
Diluted undistributed net loss per share attributable to common shares	$(1.17)	$(0.61)

	Nine Months Ended September 30,
	2025	2024
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(65,595)	$(52,174)
Basic net loss attributable to common shares	$(65,595)	$(52,174)
Denominator:
Basic weighted average shares outstanding	17,363	16,837
Basic undistributed net loss per share attributable to common shares	$(3.78)	$(3.10)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(65,595)	$(52,174)
Diluted net loss attributable to common shares	$(65,595)	$(52,174)
Denominator:
Basic weighted average shares outstanding	17,363	16,837
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,363	16,837
Diluted undistributed net loss per share attributable to common shares	$(3.78)	$(3.10)
10. Commitments and Contingencies

Royalty Agreements

We must pay royalties to song composers and publishers whenever we broadcast copyrighted musical compositions in accordance with U.S. copyright law. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which include the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI").

On August 19, 2025, the Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant, announced (as did each of ASCAP and BMI, respectively) that RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements establish final license fee rates which apply retroactively for the period from January 1, 2022 through December 31, 2029.

During the third quarter of 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
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

	Three Months Ended September 30,
	2025	2024	2025 vs 2024 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$180,255	$203,598	$(23,343)	(11.5)%
Content costs	60,251	76,368	(16,117)	(21.1)%
Selling, general and administrative expenses	93,797	93,890	(93)	(0.1)%
Depreciation and amortization	12,726	14,721	(1,995)	(13.6)%
Corporate expenses	20,656	11,934	8,722	73.1%
(Gain) loss on sale or disposal of assets or stations	(2,866)	6	(2,872)	N/A
Operating (loss) income	(4,309)	6,679	(10,988)	N/A
Interest expense	(16,612)	(17,043)	431	2.5%
Interest income	377	34	343	1,008.8%
Other expense, net	(30)	(32)	2	(6.3)%
Loss before income taxes	(20,574)	(10,362)	(10,212)	(98.6)%
Income tax benefit	167	41	126	307.3%
Net loss	$(20,407)	$(10,321)	$(10,086)	(97.7)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$16,653	$24,051	$(7,398)	(30.8)%

	Nine Months Ended September 30,
	2025	2024	2025 vs 2024 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$553,621	$608,500	$(54,879)	(9.0)%
Content costs	199,008	235,056	(36,048)	(15.3)%
Selling, general and administrative expenses	280,403	283,009	(2,606)	(0.9)%
Depreciation and amortization	41,516	44,270	(2,754)	(6.2)%
Corporate expenses	49,423	59,483	(10,060)	(16.9)%
(Gain) loss on sale or disposal of assets or stations	(2,744)	60	(2,804)	N/A
Impairment of assets held for sale	1,420	—	1,420	N/A
Operating loss	(15,405)	(13,378)	(2,027)	(15.2)%
Interest expense	(48,941)	(52,029)	3,088	5.9%
Interest income	665	526	139	26.4%
Gain on early extinguishment of debt	—	170	(170)	N/A
Other (expense) income, net	(62)	14,774	(14,836)	N/A
Loss before income taxes	(63,743)	(49,937)	(13,806)	(27.6)%
Income tax expense	(1,852)	(2,237)	385	17.2%
Net loss	$(65,595)	$(52,174)	$(13,421)	(25.7)%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$42,530	$57,669	$(15,139)	(26.3)%

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024
Net Revenue
Net revenue for the three months ended September 30, 2025, compared to net revenue for the three months ended September 30, 2024, decreased $23.3 million, or 11.5%. The decrease was primarily driven by a reduction in spot and network revenues of $12.7 million and $11.2 million, respectively, resulting from current macroeconomic conditions. In addition, digital revenue decreased $1.1 million largely driven by lower podcasting revenue from the loss of certain podcast relationships in 2025 and lower streaming revenues, which were partially offset by growth in digital marketing services. Lastly, other revenue increased $1.7 million primarily from higher trade and barter revenues.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended September 30, 2025, compared to content costs for the three months ended September 30, 2024, decreased $16.1 million, or 21.1%, primarily resulting from a reduction in revenue share expenses, decreased personnel costs including incentive-based compensation, reduced broadcast rights resulting from a contract renegotiation, and lower third-party station inventory costs. These decreases were partially offset by higher digital expense.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the three months ended September 30, 2025, compared to selling, general and administrative expenses for the three months ended September 30, 2024, decreased $0.1 million, or 0.1%. Selling, general and administrative expenses decreased slightly as lower personnel costs and reduced rent and facility expenses resulting from actions taken to reduce our real estate footprint were almost entirely offset by higher trade and bad debt expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2025, as compared to depreciation and amortization expense for the three months ended September 30, 2024 decreased $2.0 million, or 13.6%. Depreciation and amortization expenses decreased primarily as a result of assets that were fully depreciated in 2025.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the three months ended September 30, 2025, compared to corporate expenses for the three months ended September 30, 2024, increased $8.7 million, or 73.1%. Corporate expenses increased primarily from $8.0 million of royalty settlements recorded during the third quarter of 2025 and increased restructuring charges. These increases were partially offset by lower stock compensation expense in 2025.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the three months ended September 30, 2025, was primarily related to the Company's tower sale-leaseback arrangement with Vertical Bridge, including a $2.0 million gain from Vertical Bridge's sale of land and a $1.2 million gain from the termination of certain site leases. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 2 — Dispositions," for further discussion of the land sale and site terminations.

The loss on sale or disposal of assets or stations for the three months ended September 30, 2024, was not material.

Interest Expense
Total interest expense for the three months ended September 30, 2025, decreased $0.4 million, or 2.5%, when compared to the total interest expense for the three months ended September 30, 2024. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change
Term Loan due 2026	$25	$28	$(3)
Term Loan due 2029	7,410	8,050	(640)
Senior Notes due 2026	383	383	—
2020 Revolving Credit Facility	761	—	761
Senior Notes due 2029	6,127	6,127	—
Financing liabilities	3,135	3,551	(416)
Amortization of debt discount	(1,489)	(1,370)	(119)
Other, including amortization of debt issuance costs	260	274	(14)
Interest expense	$16,612	$17,043	$(431)
Income Tax (Expense) Benefit
For the three months ended September 30, 2025, the Company recorded an income tax benefit of $0.2 million on pre-tax book loss of $20.6 million, resulting in an effective tax rate of approximately 0.8%. For the three months ended September 30, 2024, the Company recorded an immaterial income tax benefit on pre-tax book loss of $10.4 million, resulting in an effective tax rate of approximately 0.4%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended September 30, 2025 and 2024, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Net Loss and Adjusted EBITDA
As a result of the factors described above, the Company recorded net losses of $20.4 million and $10.3 million for the three months ended September 30, 2025, and 2024, respectively. Adjusted EBITDA of $16.7 million for the three months ended September 30, 2025, compared to the Adjusted EBITDA of $24.1 million for the three months ended September 30, 2024, decreased $7.4 million.
Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
Net Revenue
Net revenue for the nine months ended September 30, 2025, compared to net revenue for the nine months ended September 30, 2024, decreased $54.9 million, or 9.0%. The decrease was primarily driven by a reduction in spot and network revenues of $32.9 million and $23.5 million, respectively, resulting from current macroeconomic conditions. These decreases were partially offset by $1.1 million of higher other revenue, resulting from increased trade and barter revenues reduced by lower affiliate fee, event and remote revenues. Digital revenue increased $0.5 million primarily from growth in digital marketing services, which was partially offset by lower podcasting revenue from the loss of certain podcast relationships in 2025.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the nine months ended September 30, 2025, compared to content costs for the nine months ended September 30, 2024, decreased $36.0 million, or 15.3%, primarily as a result of lower revenue share expenses, decreased personnel costs including incentive-based compensation, lower broadcast rights expense resulting from a contract renegotiation, and lower third-party station inventory costs. These decreases were partially offset by higher digital expenses, which grew in line with digital advertising revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts and distribution of our content across our platform and overhead in our markets. Selling, general and administrative expenses for the nine months ended September 30, 2025, compared to selling, general and administrative expenses for the nine months ended September 30, 2024, decreased $2.6 million, or 0.9%. Selling, general and administrative expenses decreased primarily from lower personnel costs, including incentive-based compensation, and lower rent and facilities expenses arising from actions taken to reduce our real estate footprint. These decreases were partially offset by higher trade expense, increased health insurance claims, and higher bad debt expense in 2025.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2025, as compared to depreciation and amortization expense for the nine months ended September 30, 2024, decreased $2.8 million, or 6.2%. Depreciation and amortization expenses decreased primarily as a result of assets that were fully depreciated in 2025.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services principally consist of audit, consulting and outside legal services. Corporate expenses also include restructuring costs and stock-based compensation expense. Corporate expenses for the nine months ended September 30, 2025, compared to corporate expenses for the nine months ended September 30, 2024, decreased $10.1 million, or 16.9%. Corporate expenses decreased primarily from lower debt exchange costs ($16.4 million in 2024), reduced stock compensation expense and lower personnel costs. These decreases were partially offset by $8.0 million of royalty settlements recorded in 2025 and increased restructuring charges primarily related to employee severance.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the nine months ended September 30, 2025, was primarily related to the Company's tower sale-leaseback arrangement with Vertical Bridge, including a $2.0 million gain from Vertical Bridge's sale of land and a $1.2 million gain from the termination of certain site leases. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 2 — Dispositions," for further discussion of the land sale and site terminations.

The loss on sale or disposal of assets or stations for the nine months ended September 30, 2025, was not material.
Impairment of assets held for sale
During the second quarter of 2025, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee. For the nine months ended September 30, 2025, the Company recorded a $1.4 million impairment to adjust the carrying amount of the assets to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's unaudited Condensed Consolidated Statements of Operations.

Interest Expense
Total interest expense for the nine months ended September 30, 2025, decreased $3.1 million, or 5.9%, when compared to the total interest expense for the nine months ended September 30, 2024. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Term Loan due 2026	$75	$10,423	$(10,348)
Term Loan due 2029	22,049	13,554	8,495
Senior Notes due 2026	1,149	8,493	(7,344)
2020 Revolving Credit Facility	1,224	—	1,224
Senior Notes due 2029	18,314	10,144	8,170
Financing liabilities	9,712	10,545	(833)
Amortization of debt discount	(4,383)	(2,261)	(2,122)
Other, including amortization of debt issuance costs	801	1,131	(330)
Interest expense	$48,941	$52,029	$(3,088)
Other (Expense) Income
Other expense for the nine months ended September 30, 2025, was not material.
Other income for the nine months ended September 30, 2024, of $14.8 million, represents the gain recognized on the February 2024 sale of Broadcast Music, Inc. (the "BMI Sale") to a shareholder group led by New Mountain Capital, LLC.
Income Tax Expense
For the nine months ended September 30, 2025, the Company recorded an income tax expense of $1.9 million on pre-tax book loss of $63.7 million, resulting in an effective tax rate of approximately (2.9)%. For the nine months ended September 30, 2024, the Company recorded an income tax expense of $2.2 million on pre-tax book loss of $49.9 million, resulting in an effective tax rate of approximately (4.5)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the nine month periods ended September 30, 2025 and 2024, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.

Net Loss and Adjusted EBITDA
As a result of the factors described above, the Company recorded net losses of $65.6 million and $52.2 million for the nine months ended September 30, 2025, and 2024, respectively. Adjusted EBITDA of $42.5 million for the nine months ended September 30, 2025, compared to the Adjusted EBITDA of $57.7 million for the nine months ended September 30, 2024, decreased $15.1 million.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
GAAP net loss	$(20,407)	$(10,321)
Income tax benefit	(167)	(41)
Non-operating expense, net (includes net interest expense)	16,265	17,041
Depreciation and amortization	12,726	14,721
Stock-based compensation expense	577	1,049
(Gain) loss on sale or disposal of assets or stations	(2,866)	6
Restructuring costs	1,732	357
Debt exchange costs	—	98
Non-routine legal expenses	8,623	960
Franchise taxes	170	181
Adjusted EBITDA	$16,653	$24,051

	Nine Months Ended September 30,
	2025	2024
GAAP net loss	$(65,595)	$(52,174)
Income tax expense	1,852	2,237
Non-operating expense, net (includes net interest expense)	48,338	36,729
Depreciation and amortization	41,516	44,270
Stock-based compensation expense	2,000	3,457
(Gain) loss on sale or disposal of assets or stations	(2,744)	60
Impairment of assets held for sale	1,420	—
Gain on early extinguishment of debt	—	(170)
Restructuring costs	6,558	4,475
Debt exchange costs	—	16,369
Non-routine legal expenses	8,665	1,848
Franchise taxes	520	568
Adjusted EBITDA	$42,530	$57,669
Liquidity and Capital Resources
As of September 30, 2025, we had $90.4 million of cash and cash equivalents. The Company used $8.2 million and $20.1 million of cash for operating activities in the nine months ended September 30, 2025 and 2024, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of September 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2025 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
Although there remains uncertainty related to the current macroeconomic conditions on the Company's future results, we believe our business model, our current cash reserves and borrowings from time to time under the Revolving Credit Agreement (or any such other credit facility as may be in place at the appropriate time) will help us manage our business and anticipated liquidity needs for at least the next twelve months. This expectation is based on a number of assumptions, including the performance of our business model, successful execution of our operating plans, and current macroeconomic forecasts. If these assumptions are not realized or if macroeconomic conditions deteriorate materially, our cash flows could be adversely affected and could require us to develop and implement alternative plans to satisfy our liquidity needs, the success of which may be uncertain.
We continually monitor our capital structure, including with respect to anticipated longer-term capital needs, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets, when we determine that it would further our strategic and financial objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Future volatility in the capital and credit markets, caused by the current macroeconomic conditions or otherwise, may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions.
2026 Credit Agreement (Term Loan due 2026)
On September 26, 2019, Holdings entered into the 2026 Credit Agreement providing for the Term Loan due 2026. See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Debt," for further discussion of the 2026 Credit Agreement.
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
See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt," for further discussion of the Term Loan Exchange Offer.
2020 Revolving Credit Agreement
On March 6, 2020, we entered into the Revolving Credit Facility which was amended on June 3, 2022 (and further amended on May 2, 2024). See Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements — Note 5 — Debt," for further discussion of our 2020 Revolving Credit Agreement.
Senior Notes due 2026

On June 26, 2019, we entered into an indenture under which the Senior Notes due 2026 were issued. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt," for further discussion of the indenture and the Senior Notes due 2026.
Senior Notes due 2029
On May 2, 2024, Holdings consummated its Notes Exchange Offer to exchange any and all of its outstanding Senior Notes due 2026 for new 8.00% Senior Secured First-Lien Notes due 2029 (the "Senior Notes due 2029"). In connection with the Notes Exchange Offer, Holdings accepted $323.0 million in aggregate principal amount of Senior Notes due 2026 tendered in the Notes Exchange Offer in exchange for approximately $306.4 million in aggregate principal amount of Senior Notes due 2029. See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt," for further discussion of the Notes Exchange Offer.
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023. The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt."
During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
Prior to its expiration, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
Royalty Agreements
We must pay royalties to song composers and publishers whenever we broadcast copyrighted musical compositions in accordance with U.S. copyright law. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which include the American Society of Composers, Authors and Publishers ("ASCAP") and Broadcast Music, Inc. ("BMI").
On August 19, 2025, the Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant, announced (as did each of ASCAP and BMI, respectively) that RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements establish final license fee rates which apply retroactively for the period from January 1, 2022 through December 31, 2029.
During the third quarter of 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
Cash Flows Used in Operating Activities

	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)
Net cash used in operating activities	$(8,186)	$(20,130)
Net cash used in operating activities for the nine months ended September 30, 2025, compared to net cash used in operating activities for the nine months ended September 30, 2024, decreased primarily as a result of changes in working capital which were partially offset by lower operating results.

Cash Flows Used in Investing Activities

	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)
Net cash used in investing activities	$(14,474)	$(979)
For the nine months ended September 30, 2025, net cash used in investing activities consisted primarily of capital expenditures.
For the nine months ended September 30, 2024, net cash used in investing activities consists primarily of capital expenditures which were largely offset by proceeds from the BMI Sale.
Cash Flows Provided by (Used in) Financing Activities

	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)
Net cash provided by (used in) financing activities	$49,238	$(7,397)
For the nine months ended September 30, 2025, net cash provided by financing activities primarily reflects $55.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement slightly offset by repayments of financing obligations.
For the nine months ended September 30, 2024, net cash used in financing activities primarily relates to repayments of financing obligations and shares returned in lieu of tax payments for vested restricted stock.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2025.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our critical accounting policies and estimates have not changed materially during the nine months ended September 30, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2024 Form 10-K and to Part II, Item 1A, "Risk Factors," in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 for information regarding known material risks that could materially affect our business, financial condition or future results. During the nine months ended September 30, 2025, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.
Item 6. Exhibits

Exhibit Number	Description

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumulus Media Inc.

October 30, 2025	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer