Form 10-K
period 2025-12-31
CUMULUS MEDIA INC
filed 2026-04-10
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant's outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.6 million.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No  ☐
As of April 3, 2026, the registrant had outstanding 17,668,032 shares of common stock consisting of (i) 17,436,334 shares of Class A common stock; (ii) 231,698 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Form 10-K/A, which is expected to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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
Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•the risks and uncertainties associated with the Chapter 11 Cases (as defined below) and the Restructuring Transactions (as defined herein);
•the risks and uncertainties associated with our ability to emerge successfully from the Chapter 11 Cases, including obtaining required approvals from the Bankruptcy Court and FCC (each as defined herein);
•our ability to continue operating our business and implement the Restructuring Transactions pursuant to the Chapter 11 Cases and the Plan (as defined herein), including the timetable of completing such transactions, if at all;
•the diversion of management’s attention as a result of the Chapter 11 Cases;
•increased levels of employee attrition as a result of the Chapter 11 Cases;
•the risks associated with us having been through Chapter 11 proceedings even if we are able to emerge successfully;
•volatility of our financial results as a result of the Chapter 11 Cases;
•our inability to predict our long-term liquidity requirements and the adequacy of our capital resources;
•the ongoing impact of weakening or uncertain economic conditions on our results of operations, financial condition and liquidity, including statements about our ability to continue as a going concern;
•our achievement of certain expected revenue results, including as a result of factors or events that are unexpected or otherwise outside of our control;
•our ability to generate sufficient cash flows to service our debt and other obligations and our ability to access capital, including debt or equity;
•the risks associated with trading in our securities during the pendency of the Chapter 11 Cases;
•the impact of the suspension of our Class A common stock from trading on the Nasdaq Global Market in 2025 and commencement of trading on the OTCQB®, such securities generally being less liquid than securities traded on a national securities exchange;
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
•disruptions or cybersecurity incidents of our information technology infrastructure;
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
Company Overview
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 393 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, US Soccer, AP News, and the Academy of Country Music Awards, across more than 7,800 affiliated stations through Westwood One, a leading national audio network; and inspires listeners through the Cumulus Podcast Network, an established and influential platform for original podcasts that are smart, entertaining, and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
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
Current Bankruptcy Proceedings
On March 4, 2026 (the “Petition Date”), the Company and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) began filing voluntary petitions to commence cases (the “Chapter 11 Cases”) pursuant to Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), to implement a joint prepackaged plan of reorganization (the “Plan”) effectuating a comprehensive debt restructuring (the “Restructuring”) in accordance with the Restructuring Support Agreement (as defined below) and the ABL Commitment Letter (as defined below). Certain direct and indirect subsidiaries of the Company did not file for Chapter 11 relief, including (a) eight companies that hold FCC Licenses and (b) two companies that are designated as “Non-Significant Subsidiaries” under the Debtors’ prepetition debt documents. The Debtors also own interests in various joint ventures and partnerships, none of which are Debtors.
On March 4, 2026, prior to initiating filing of the Chapter 11 Cases, the Company commenced the solicitation of votes on the Plan from eligible holders (“Solicitation”) with a related disclosure statement (“Disclosure Statement”). The Chapter 11 Cases are being jointly administered for administrative purposes only under the caption In re Cumulus Media Inc., et al, Case No. 26-90346 (ARP). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 4, 2026, prior to launching the Solicitation, the Debtors entered into (i) a restructuring support agreement (together with all schedules, annexes, and exhibits attached thereto, the “Restructuring Support Agreement”) with an ad hoc group of (a) certain lenders (the “Consenting 2029 Term Loan Lenders”) of the Company’s outstanding term loans (the "2029 Term Loans") under the 2029 Credit Agreement (as defined herein) and (b) certain holders (the “Consenting 2029 Noteholders” and, together with the Consenting 2029 Term Loan Lenders, the “Consenting 2029 Holders”) of the Company’s Senior Notes due 2029 (as defined herein) issued under the 2029 Notes Indenture (as defined herein) and (ii) that certain commitment letter (together with all schedules, annexes, and exhibits attached thereto, the “ABL Commitment Letter”) with Fifth Third Bank, as administrative agent, and the lenders from time to time party (the “ABL Parties”) to that certain Credit Agreement, dated as of March 6, 2020 (the “ABL Credit Agreement” and the facility thereunder, the “Existing ABL Credit Facility”). As of March 31, 2026, the Consenting 2029 Holders that were party to the Restructuring Support Agreement held, in the aggregate, approximately 83% of the 2029 Term Loans and the Senior Notes due 2029. Pursuant to the Restructuring Support Agreement, the Consenting 2029 Holders have agreed, subject to certain terms and conditions, to, among other things, support the Plan.
On March 5, 2026, the Debtors filed the Plan with the Bankruptcy Court. The following is a summary of the material terms of the transactions contemplated by the Restructuring Support Agreement and the Plan (the "Restructuring Transactions"):

•all existing equity securities of the Company, including the Class A common stock and Class B common stock, shall be cancelled and the holders of such interests will not receive or retain any recovery or distribution;

•each holder of a claim under the Existing ABL Credit Facility shall receive its pro rata share of new loans under an amended and restated ABL Credit Agreement;

•each holder of a secured claim under the 2029 Credit Agreement and the 2029 Indenture shall receive its pro rata share of (a) $50 million of newly issued convertible notes (the “Exit Convertible Notes”) and (b) new Class A and Class B common stock (the “New Common Stock”) issued by the reorganized Company (the “Reorganized Company”) and/or warrants that are exercisable for New Common Stock (the “Special Warrants”), which New Common Stock (inclusive of the shares issuable upon the full exercise of the Special Warrants) will constitute, in the aggregate, 95% of the New Common Stock issued on the effective date of the Plan (the “Plan Effective Date”), subject to dilution on account of the 10% of the New Common Stock reserved for the management incentive plan (the “MIP Equity”);

•each holder of claims under the 2026 Credit Agreement and 2026 Indenture (each, as defined below) and each holder of deficiency claims under the 2029 Credit Agreement and the 2029 Indenture shall receive its pro rata share of the New Common Stock and/or Special Warrants, which New Common Stock (inclusive of the shares issuable upon the full exercise of the Special Warrants) will constitute, in the aggregate, 5% of the New Common Stock issued on the Plan Effective Date, subject to dilution on account of the MIP Equity;

•each holder of a General Unsecured Claim (as defined in the Plan) shall be paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to its claim; and

•certain other holders and creditors will receive treatment as detailed in the Plan.

The Restructuring Support Agreement contains various milestones (the “Milestones”), or dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Restructuring Transactions, including the following:

•the Debtors shall launch the Solicitation by no later than March 4, 2026 (the “Solicitation Milestone”);

• by no later than three days after the Petition Date, the Bankruptcy Court shall have entered an order setting the date of the hearing to confirm the Plan and an interim order approving the Company’s use of cash collateral (the “Scheduling Milestone”);

•by no later than 30 days after the Petition Date, the Bankruptcy Court shall have entered an order authorizing and approving the Company’s use of cash collateral on a final basis and setting forth the terms and conditions for such use (the “Final Cash Collateral Order”); provided, that this Milestone may be extended by the Debtors by up to 25 days if the purpose of such extension is solely to align the hearing on the Final Cash Collateral Order with the hearing to consider confirmation of the Plan (the “Cash Collateral Milestone”);

•by no later than 55 days after the Petition Date, the Bankruptcy Court shall have entered an order confirming the Plan (the “Confirmation Order”); and

•by no later than 75 days after entry of the Confirmation Order, the Plan Effective Date shall have occurred; provided, that this Milestone may be extended by the Debtors by up to 120 days solely to the extent the Debtors have otherwise complied with the Restructuring Support Agreement and the definitive documents and all conditions to the Plan Effective Date have been satisfied other than (i) the receipt of required regulatory or other governmental approvals and (ii) any conditions that, by their nature, can only be satisfied on the Plan Effective Date.
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone.
The Company does not expect any adverse operational impact from the Restructuring and plans to continue to operate and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On March 5, 2026, the Debtors filed several “first day” motions seeking the Bankruptcy Court's approval to, among other things, pay prepetition employee wages, salaries, compensation, and benefits, honor certain obligations to on-air talent and other programming vendors, pay prepetition taxes and fees to government authorities, and pay certain trade creditors in the ordinary course of business. The Bankruptcy Court entered orders on March 5, 2026 granting the relief sought in the first day motions, which relief enables the Company to maintain its workforce, preserve critical vendor relationships, and conduct business operations without interruption during the Chapter 11 Cases.
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
On the effective date of the Plan, our outstanding Class A common stock and Class B common stock will be canceled, released, discharged and extinguished and the Reorganized Company will issue the New Common Stock and warrants to purchase the New Common Stock, which will be distributed to debt holders. Under the Plan, the Reorganized Company does not intend to list the New Common Stock on the NYSE, NASDAQ or any other national securities exchange or over-the-counter market, or be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations, to the extent permitted by applicable law.
Although the Company intends to pursue the Restructuring in accordance with the terms in the Restructuring Support Agreement and the Plan, there can be no assurance that the Company will be successful in completing a restructuring or any similar transaction on the terms set forth in the Restructuring Support Agreement and the Plan, on different terms, or at all. Consummation of the Restructuring Transactions is subject to, among other things, approval of the Plan by the Bankruptcy Court and the satisfaction or waiver of certain conditions, including the receipt of approval from the Federal Communications Commission (“FCC”) for the emergence of the debtors from Chapter 11 protection and their expected ownership. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan to begin on April 15, 2026.

Court filings and information about the Chapter 11 Cases can be found at a website maintained by the Company’s claims agent KCC/Verita Global, LLC at https://veritaglobal.net/cumulusmedia, by calling (877) 634-7177 (toll-free) or +(424) 236-7223 (international), or by submitting an inquiry at https://www.veritaglobal.net/cumulusmedia/inquiry. Such information is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). See "Risk Factors — Risks Related to the Restructuring" within Part I, Item 1A, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part II, Item 7, as well as "Note 1 — Basis of Presentation", for additional information about the Plan and the Chapter 11 Cases.
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

Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications, and from the sale of digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 393 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions, and search engine marketing, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization.

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
Competitive Strengths
We believe our success is, and future performance will be, directly related to the following combination of characteristics that will facilitate the implementation of our strategies:
Leadership in the radio broadcasting industry and new audio formats
Currently, we offer advertisers access to a broad portfolio of 393 owned and operated stations, operating in 84 markets and more than 7,800 network affiliates with an aggregate monthly reach of a quarter billion listeners. Our stations and affiliates cover a wide variety of programming formats, geographic regions and audience demographics, and we engage with audiences through over-the-air, digital (including streaming and podcasting) and live interactions. This scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums, as well as through live events, enabling us to compete effectively with other media and engage listeners whenever they want and wherever they are.
Leading Digital Platforms
The Cumulus Podcast Network connects passionate listeners with America’s most influential voices. Ranked among the top podcast networks in the country, we focus on personality-driven talk partnering with extraordinary content creators to build national, multi-platform franchises. We also create local podcasts across the country whose content entertains and informs the communities they serve. We monetize audiences through our extensive national and local ad sales teams and deep, longstanding relationships with performance and brand advertisers. Podcast advertisements include prerecorded spots and host-read advertisements by talent who provide personal endorsements of advertisers' products. Such endorsements can be well-received by listeners and therefore valuable to advertisers who are eager to capture the favorable attention of new and existing customers for their products. We also operate a leading streaming audio advertising network in the U.S., including internet simulcasts of our owned and operated radio stations, which are distributed through multiple outlets (both owned and non-owned) and monetized through local, national, network and programmatic advertising channels. In addition, we sell an array of local digital marketing services such as email marketing, geo-targeted display and video solutions, website building and hosting, social media management, reputation management, listing management, and search engine marketing and optimization.
National reach
As one of the largest radio advertising and content providers in the U.S., we provide a national platform which allows us to more effectively and efficiently compete for national and network advertising dollars. Our exclusive radio broadcast partnerships with the NFL, NCAA, and US Soccer allow us to provide advertisers with national reach and the ability to create compelling campaigns from a local to a national level across broadcast, digital and live event offerings.
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
Diversified customer base and geographic mix
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base, including local advertisers based in our 84 cities or "markets" in which we own radio stations as well as advertisers based outside those markets through our national network and spot ad sales. We sell our advertising time both nationally and locally through an integrated sales approach, including various on-air and digital integrated marketing programs.
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
Ability to leverage content and advertiser relationships across platforms

Our various content platforms, including local stations, the Westwood One network and our growing podcast and streaming businesses, provide diversified content to build relationships with listeners as well as access to a broader base of talent across those platforms. We have had recent success in extending content from one platform to another (such as from local radio to network syndication and from podcasting to broadcast radio) to build audiences and monetization opportunities and expect to continue to do so increasingly in the future. Additionally, the multiple contacts our local sales-people have with their clients over the course of a year often give them a degree of familiarity with their clients' needs and the ability to tailor campaigns to help them achieve success. Those interactions allow us to expand our support of new and existing clients' business objectives by offering additional products, including, most importantly, digital marketing services, which generally supplement radio buys.

Focus on corporate culture

We believe maintaining a corporate culture that supports employee engagement has been, and will continue to be, important to our continued success. We believe our rigorous and systematic cultural values framework, FORCE (Focused, Responsible, Collaborative, and Empowered), has created motivated employees who are invested in both their jobs and the Company's progress. This cultural framework, along with our commitment to advancing and cultivating an environment fostering a sense of belonging for all, serves as a critical catalyst to driving higher performance, retaining talent and attracting new talent to the Company.

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
We attempt to improve our competitive position through our broad portfolio of offerings across various content platforms including local stations, the Westwood One network, the growing Cumulus Podcast Network, our leading U.S. streaming audio advertising network, and an array of local digital marketing services. We have had success in extending content from one platform to another to build audiences and monetization opportunities and expect to continue to do so. We also provide a national platform which allows us to more effectively and efficiently compete for national and network advertising dollars. Our high quality broadcast and podcast programming and exclusive radio broadcast partnerships with the NFL and NCAA allow us to provide advertisers with national reach and the ability to create compelling campaigns from a local to a national level across broadcast, digital and live event offerings.
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
As of December 31, 2025, our workforce comprised 2,862 people, 2,078 of whom were employed full-time. Of these employees, approximately 68 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be positive.
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
License Grant and Renewal
Radio broadcast licenses are generally granted and renewed for terms of up to eight years at a time. Licenses are renewed by filing an application with the FCC, which is subject to review and approval. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. The most recent renewal cycle for radio licenses began in June 2019 and concluded in April 2022. While we have historically been able to renew our licenses, there can be no assurance that all of our licenses will be renewed in the future for a full term, or at all. In addition, the FCC deems a licensee’s emergence from bankruptcy as a substantive transfer of control or assignment requiring the filing of a long form application and the FCC's prior consent to assign or transfer control of licenses to the reorganized company upon emergence. Our inability to renew a significant portion of our radio broadcast licenses, or obtain FCC approval to assign or transfer control of licenses in connection with emergence from the Chapter 11 Cases, could result in a material adverse effect on our results of operations and financial condition.

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
The following table sets forth, as of April 3, 2026, by market, the number of all our owned and operated stations.

Market	Stations
Abilene, TX	4
Albuquerque, NM	8
Allentown, PA	5
Amarillo, TX	5
Ann Arbor, MI	4
Appleton, WI / Green Bay, MI	10
Atlanta, GA	3
Baton Rouge, LA	4
Beaumont, TX	5
Birmingham, AL	6
Bloomington, IL	4
Boise, ID	6
Buffalo, NY	4
Charleston, SC	5
Chattanooga, TN	4
Chicago, IL	3
Cincinnati, OH	5
Colorado Springs, CO	6
Columbia, MO	6
Columbia, SC	4
Columbus-Starkville, MS	4
Dallas, TX	7
Des Moines, IA	5
Detroit, MI	2
Erie, PA	4
Eugene, OR	5
Fayetteville, AR	7
Fayetteville, NC	4
Flint, MI	5
Florence, SC	8
Fort Smith, AR	3
Fresno, CA	5
Ft. Walton Beach, FL	5
Grand Rapids, MI	5

Market	Stations
Harrisburg, PA	5
Houston, TX	1
Huntsville, AL	6
Indianapolis, IN	6
Johnson City, TN	5
Kansas City, MO-KS	6
Knoxville, TN	4
Kokomo, IN	1
Lafayette, LA	4
Lake Charles, LA	5
Lancaster, PA	1
Lexington, KY	5
Little Rock, AR	7
Los Angeles, CA	1
Macon, GA	5
Melbourne, FL	3
Memphis, TN	4
Minneapolis, MN	5
Mobile, AL	5
Modesto, CA / Stockton, CA	8
Montgomery, AL	6
Muncie, IN	1
Muskegon, MI	5
Myrtle Beach, SC	5
Nashville, TN	5
New London, CT	3
New Orleans, LA	4
Oklahoma City, OK	6
Oxnard-Ventura, CA / Santa Barbara, CA	4
Pensacola, FL	5
Peoria, IL	5
Providence, RI	6
Reno, NV	4
Saginaw, MI	4
Salt Lake City, UT	6
San Francisco, CA	6
Savannah, GA	4
Shreveport, LA	4
Syracuse, NY	3
Tallahassee, FL	4
Toledo, OH	5
Topeka, KS	6
Tucson, AZ	5
Washington, DC	2
Wichita Falls, TX	4
Wilkes-Barre, PA	5
Wilmington, NC	5
Worcester, MA	3
York, PA	3
Youngstown, OH	8
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
In connection with our 2011 acquisition of Citadel Broadcasting Corporation and our emergence from Chapter 11 in June 2018, we were required to place certain stations into divestiture trusts in compliance with the FCC rules. The trust agreements stipulated that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. During the year ended December 31, 2025 and as of April 3, 2026, two stations remain in trust.
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
The Communications Laws also generally restrict the number of radio stations one person or entity may own, operate or control in a local market. In December 2022, the FCC released a Public Notice to commence its 2022 quadrennial review of its multiple ownership rules, and in September 2025 released a Notice of Proposed Rulemaking requesting comment on changes to those rules. That rulemaking proceeding is ongoing and neither the 2022 Public Notice nor the 2025 Notice of Proposed Rulemaking made any specific proposals but instead sought comment regarding whether the FCC’s local radio ownership rule limits should be modified. In December 2023, the FCC issued a Report and Order completing the 2018 quadrennial review without making any significant changes to the radio ownership rules and that decision was upheld in 2025 by the U.S. Court of Appeals for the Eighth Circuit. We cannot predict whether the FCC in the future will adopt changes to the local radio ownership rules or what impact any such changes would have on our holdings.
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

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, and options and warrants for voting stock, partnership interests or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not "materially involved" in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly "insulates" the limited partner or member from such material involvement by inclusion of specific provisions; and (3) holdings of less than 5% of a corporation's voting stock, unless in any such case stock or other equity holdings, whether voting or non-voting and whether insulated or not, and/or debt interests, collectively constitute more than 33% of a broadcast station's "enterprise value," which consists of the total equity and debt capitalization, and the non-voting stockholder or equity-holder/debt holder has an attributable interest in another station in the same market or supplies more than 15% of the programming of the station owned by the entity in which such holder holds such stock, equity or debt interests.
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
Local Marketing Agreements
From time to time, radio stations enter into LMAs. In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. As of December 31, 2025 and 2024, the Company was not party to any LMAs.
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

Under the FCC's ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC's ownership rules would otherwise prohibit that common ownership. As of December 31, 2025 and 2024, the Company was not party to any JSAs.
Content, Licenses and Royalties
We must pay royalties to song composers and publishers whenever we broadcast musical compositions in accordance with U.S. copyright law. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC"), and Global Music Rights ("GMR"). There is no guarantee that a given songwriter or publisher will remain associated with ASCAP, BMI, SESAC or GMR, or that additional PROs will not emerge. In addition, from time to time the PROs conduct audits of royalty payments under their respective licenses, which could result in our being required to pay additional royalties.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (the "HSR Act"), by the Department of Justice (the "DOJ") or the Federal Trade Commission (the "FTC"), either of which can be required to, or can otherwise decide to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions generally are subject to the HSR Act if the acquisition price or fair market value of the stations to be acquired is $133.9 million or more. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In the past, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. In December 2023, the DOJ and FTC released merger guidelines adopting, among other things, a rebuttable presumption that mergers which result in a company having a greater than 30% market share, together with other factors, would harm competition. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share.
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
Information about our Executive Officers
The following table sets forth certain information with respect to our executive officers as of April 3, 2026:

Name	Age	Position(s)
Mary G. Berner	66	President and Chief Executive Officer
Francisco J. Lopez-Balboa	65	Executive Vice President, Chief Financial Officer
Richard S. Denning	59	Executive Vice President, General Counsel and Secretary
Collin R. Jones	39	Executive Vice President, Corporate Strategy and Development and President of Westwood One
Dave Milner	57	President of Operations
Bob Walker	65	President of Operations
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
Francisco J. Lopez-Balboa is our Executive Vice President, Chief Financial Officer ("CFO"). Mr. Lopez-Balboa joined the Company in March 2020. Prior to joining the Company, Mr. Lopez-Balboa served as Executive Vice President and CFO of Univision Communications Inc., (now TelevisaUnivision), the leading media company serving Hispanic America, from 2015 to 2018. He has deep experience in the media sector; prior to joining Univision Communications Inc, Mr. Lopez-Balboa was an investment banker working with Telecom, Media and Technology ("TMT") companies. Mr. Lopez-Balboa was a Managing Director at Goldman, Sachs & Co. for more than 20 years where he last led the firm’s TMT Investment Grade Debt Financing business. Mr. Lopez-Balboa began his career in the Investment Banking Capital Markets Group at Merrill, Lynch & Co. Mr. Lopez-Balboa currently serves on the board of directors of United Rentals, Inc. (NYSE: URI) and is a member of that company’s Audit and Compensation Committees. Mr. Lopez-Balboa is an Emeritus Trustee of the Board of Visitors for the undergraduate college at Columbia University and is a former Trustee of St. Mark’s School in Southborough, Massachusetts. Mr. Lopez-Balboa holds an MBA from Harvard University and Bachelor of Arts in Economics from Columbia University.
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

Collin R. Jones is our Executive Vice President of Corporate Strategy & Development and President of Westwood One. In this role, he oversees strategic initiatives, investor relations and corporate development for the Company as well as leads our radio network, Westwood One; the Cumulus Podcast Network; and our daily deals and e-commerce platform, IncentRev/Sweet Deals. Mr. Jones began serving as President of Westwood One in January 2024 and joined the Company in November 2011 as Director of Corporate Strategy & Development. Prior to joining Cumulus Media in 2011, Mr. Jones held investment banking roles with Macquarie Capital and Argentum Group. He currently serves as the Board Chair of the Joint Board of Directors of the National Association of Broadcasters, and he previously served as the Vice Chair of the Radio Music License Committee. Mr. Jones received his Bachelor of Science degree in Economics from Duke University.
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
Bob Walker is our President of Operations since July 2021. In this role, Mr. Walker has oversight of our medium and small market portfolios. He is also the co-Head of the Office of Programming for the Company. Mr. Walker joined Cumulus in January of 2013 as the Senior Vice President of Brand Solutions. Prior to joining Cumulus, Mr. Walker was the Executive Vice President-General Manager at The Weather Channel responsible for the cable network. Mr. Walker began his career with Gannett (now Tegna) at WXIA-TV in Atlanta in 1988 and remained with Gannett for nearly 22 years where he ultimately became President-General Manager. Mr. Walker began his professional career at Arthur Andersen with the Denver office in 1982. He received his Bachelor of Science degree in Business Administration and Management from the University of Colorado-Boulder.
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

Risks Related to the Restructuring

The Chapter 11 Cases may negatively impact our business, financial condition, or operations and subject us to uncertainties.
As previously disclosed on March 4, 2026, the Debtors intend to implement a Restructuring in accordance with (i) the Restructuring Support Agreement with (a) the Consenting 2029 Term Loan Lenders of the Company’s outstanding term loans under the 2029 Credit Agreement and (b) the Consenting 2029 Noteholders of the Company’s Senior Notes due 2029 issued under the 2029 Notes Indenture and (ii) the ABL Commitment Letter with Fifth Third Bank, as administrative agent, and the ABL Parties to the ABL Credit Agreement and the Existing ABL Credit Facility. The Restructuring Support Agreement contemplates effectuating the Restructuring through the Chapter 11 Cases pursuant to the Plan.
The Chapter 11 Cases may affect the Debtors' relationships with, and their ability to negotiate favorable terms with, creditors, customers, vendors, suppliers, employees, and other personnel and counterparties. While the Debtors expect to continue normal operations during the pendency of the Chapter 11 Cases, public perception of their continued viability may affect, among other things, the desire of new and existing customers, talent, vendors, content partners, landlords, employees, or other parties to enter into or continue their agreements or arrangements with the Debtors. The failure to maintain any of these important relationships could adversely affect the Debtors’ business, financial condition, and operations.
Commencement of the Chapter 11 Cases may exacerbate concerns vendors and service providers may have about the Debtors’ liquidity and/or negatively affect the Debtors’ ability to obtain or maintain normal credit terms with vendors. During the pendency of the Chapter 11 Cases, any transactions by the Debtors that would take place outside of the ordinary course of business are subject to the approval of the Bankruptcy Court. This requirement may limit the Debtors’ ability to respond on a timely basis to certain events or take advantage of certain opportunities. As a result, the effect that the Chapter 11 Cases will have on the Debtors’ business, financial condition, and operations cannot be accurately predicted or quantified at this time. Additionally, the terms of the cash collateral orders may limit the Debtors’ ability to undertake certain business initiatives.

Furthermore, the Debtors may not realize any or all of the intended benefits of the Plan, the benefits may not be on the terms or in the manner the Debtors expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on the Company’s operations, financial condition and reputation and the Debtors cannot assure you that being subject to bankruptcy proceedings will not adversely affect their operations in the future. Additionally, other risks the Debtors face, as described in this Annual Report on Form 10-K, may be exacerbated by the impacts of their entry into bankruptcy.

The cash collateral may be insufficient to fund our business operations or may be unavailable if we do not comply with the terms of the Final Cash Collateral Orders.

Although the Debtors project that they will have sufficient liquidity to operate their businesses through the Plan Effective Date, there can be no assurance that the revenue generated by the Company’s business operations and the cash made available to the Debtors under the cash collateral orders will be sufficient to fund the Company’s operations. Moreover, if the Chapter 11 Cases take longer than expected to conclude, the Debtors may exhaust their available cash collateral. There is no assurance that the Debtors will be able to obtain an extension of the right to use cash collateral, in which case, the liquidity necessary for the orderly functioning of the Debtors’ businesses may be impaired materially. In addition, the Company does not currently have financing available to it in the form of a debtor-in-possession credit facility. In the event that revenue flows are not sufficient to meet the Company’s liquidity requirements, or the Chapter 11 Cases take longer than expected to conclude, the Company may be required to seek such financing. There can be no assurance that such additional financing would be available or, if available, offered on terms that are acceptable to the Company or the Bankruptcy Court. If, for one or more reasons, the Company is unable to obtain such additional financing, the Company’s business and assets may be subject to liquidation under Chapter 7 of the Bankruptcy Code and the Company may cease to continue as a going concern.

The Final Cash Collateral Order includes affirmative and negative covenants applicable to the Debtors, including compliance with a budget and maintenance of certain minimum liquidity requirements. There can be no assurance that the Company will be able to comply with these covenants and meet its obligations as they become due or to comply with the other terms and conditions of Final Cash Collateral Order. Any event of default under the Final Cash Collateral Order could imperil the Debtors’ ability to reorganize.

We may not be able to obtain confirmation of the Plan as outlined in the Restructuring Support Agreement.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our proposed Plan (or any Chapter 11 plan). The confirmation hearing regarding our proposed Plan is currently scheduled to begin on April 15, 2026.

Although the Debtors believe that the Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion, that modifications to the Plan will not be required prior to confirmation, or that such modifications would not necessitate re-solicitation of votes to accept the Plan. Moreover, the Debtors can make no assurances that they will receive the requisite support from the voting classes for acceptance to confirm the Plan. Voting is assessed on a class-wide basis; under the Bankruptcy Code, a class is deemed to vote in favor of a plan if the plan is favored by (i) at least 50% of the claims in such class (in number) actually voting and (ii) claims constituting at least two-thirds of the total claims (in value) in the class actually voting.

Even if each of the requisite classes vote in favor of the Plan in accordance with the requirements of the Bankruptcy Code and the requirements for “cramdown” (as described below) are met with respect to any impaired class that rejected or was deemed to reject the Plan, the Bankruptcy Court may decline to confirm the Plan if it finds that any of the requirements for confirmation have not been satisfied. If the Plan is not confirmed, it is unclear what distributions holders of claims or interests ultimately would receive with respect to such claims or interests under a subsequent plan of reorganization.

In the event that any impaired class of claims or interests does not accept or is deemed not to accept the Plan, the Bankruptcy Court may nonetheless confirm the Plan at the Debtors’ request if at least one impaired class has voted to accept the Plan (with such acceptance being determined without inclusion of the votes of any “insider” in such class), and as to each impaired class that has not accepted the Plan, the Bankruptcy Court determines that the Plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes. Such outcome is referred to colloquially as a “cramdown.” In the event that any class or classes entitled to vote on the Plan vote to reject it, the Debtors believe that the Plan satisfies the requirements for non-consensual confirmation so long as one of the voting classes votes to accept it. But there can be no assurance that the Bankruptcy Court will agree. In addition, the pursuit of non-consensual confirmation of the Plan may result in, among other things, increased expenses relating to professional compensation.

The Plan Effective Date may not occur.

There can be no assurance as to the timing of the Plan Effective Date. If the conditions precedent to the Plan Effective Date set forth in the Plan have not occurred or have not been waived as set forth in the Plan, then the confirmation order may be vacated, in which event no distributions would be made under the Plan, the Debtors and all holders of claims and interests would be restored to the status quo ante as of the day immediately preceding the confirmation date, and the Debtors’ obligations with respect to claims and interests would remain unchanged. Notably, the conditions precedent include the requirement that the Debtors obtain all governmental and material-third party approvals necessary to effectuate the Restructuring Transactions, including required approvals from the FCC. Moreover, absent an extension, the Restructuring Support Agreement may be terminated by the Consenting 2029 Holders if the Plan Effective Date does not occur by the applicable milestone deadline. The Debtors cannot assure that the conditions precedent to the Plan’s effectiveness will occur or be waived by such date.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Restructuring Support Agreement contains provisions that may allow the Consenting 2029 Holders the ability to terminate their obligations to support the Restructuring Transactions as contemplated by the Plan upon the occurrence or non-occurrence of certain events or if certain conditions are not satisfied or waived, including, in the case of the Consenting 2029 Holders’ termination rights, the failure by the Debtors to achieve the milestones set forth in the Restructuring Support Agreement. Termination of the Restructuring Support Agreement could significantly and detrimentally impact the Debtors’ business and relationships with, among others, vendors, suppliers, employees, and customers, or, as described below, could result in the dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

The Chapter 11 Cases could be dismissed or converted into Chapter 7 cases.

If no Chapter 11 plan can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interests of holders of claims or interests, the Chapter 11 Cases may be dismissed or converted to cases under Chapter 7 of the Bankruptcy Code. In the event that the Chapter 11 Cases are dismissed, the Debtors would cease to benefit from the protections of the Bankruptcy Code, including the automatic stay, and creditors would be entitled to exercise remedies under applicable non-bankruptcy law. In the event that the Chapter 11 Cases were converted to cases under Chapter 7 of the Bankruptcy Code, a trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Our corporate structure could change as a result of the Chapter 11 Cases.

As part of the efforts to reorganize and restructure throughout the pendency of the Chapter 11 Cases, the Debtors may engage in transactions that could result in changes to their corporate structure and/or operations.

Our business may be negatively affected if we are unable to assume our executory contracts and unexpired leases.

An executory contract is an agreement upon which performance remains due to some extent by both parties to the contract. The Plan provides for the assumption of all executory contracts and unexpired leases, except as such contracts or leases are identified as being rejected. The Debtors intend to preserve as much of the benefit of their existing executory contracts and unexpired leases as possible. However, with respect to some limited classes of executory contracts, including, if any, licenses with respect to patents or trademarks, the Debtors may need to obtain the consent of the counterparty to maintain the benefit of such executory contract. If such consent is required, there is no guarantee that such consent either would be forthcoming or that conditions would not be attached to any such consent that makes assumption unattractive. The Debtors then would be required to either forego the benefits offered by such executory contract or find alternative arrangements to replace it.

The ABL Commitment Letter could terminate.

The Debtors’ ability to consummate the Plan as currently proposed depends, in material part, on the availability of the commitments under the ABL Commitment Letter. The ABL Commitment Letter contains provisions that give the ABL Parties the ability to terminate the ABL Commitment Letter upon the occurrence of certain events or if certain conditions are not satisfied, including the failure to achieve certain milestones. Specifically, the ABL Commitment Letter is subject to numerous conditions precedent to funding, including, among others: (i) certification that all representations and warranties are true and correct in all material respects; (ii) execution of satisfactory loan documents, including an intercreditor agreement in a form mutually acceptable to the ABL Parties and the Debtors; (iii) satisfactory review of the Company’s corporate structure and insurance; (iv) entry by the Bankruptcy Court of a Confirmation Order in form and substance reasonably satisfactory to the ABL Parties that has not been stayed and remains in full force and effect; (v) substantial consummation of the Plan and occurrence of the effective date thereunder; and (vi) the Debtors’ compliance with minimum liquidity requirements on the closing date. There can be no assurance that such conditions will be satisfied. If the ABL Commitment Letter is terminated, the Debtors may not be able to consummate the Plan in its current form.

We cannot predict the amount of time spent in bankruptcy and a lengthy bankruptcy proceeding could damage our business as well as our prospects of reorganization.

The Debtors operate in a highly competitive industry. They compete directly with other radio stations, as well as with other media, such as broadcast, cable and satellite television, satellite radio and pure-play digital audio, newspapers and magazines, national and local digital services, outdoor advertising, and direct mail for audiences with advertising revenues as the principal source of income. They also compete for advertising dollars with other large companies such as Facebook, Google, and Amazon.

Although the Plan is designed to minimize the length of the Debtors’ Chapter 11 proceedings, it is impossible to (i) predict with certainty the amount of time that the Debtors may spend in bankruptcy or (ii) assure parties in interest that the Plan will be confirmed. In addition, the FCC must grant consent to the assignment or transfer of control of the Debtors’ FCC licenses to the Reorganized Company before the Debtors can emerge from bankruptcy. The FCC is not required to act on such applications on any particular timeframe. If third parties file petitions to deny the FCC applications, or if the FCC declines the Debtors’ proposed use of pre-paid Special Warrants (or requests other amendments or refiling of applications for relief) the timeline for the FCC’s review could be prolonged, which would cause delays in emergence.

Even if confirmed on a timely basis, the bankruptcy proceeding could itself have an adverse effect on the Debtors’ business. There is a risk, due to uncertainty about the Debtors’ futures that, among other things:

•customers could move to the Debtors’ competitors;

•employees could be distracted from performance of their duties or more easily attracted to other career opportunities; or

•business partners, talent, content partners, and vendors could terminate their relationships with the Debtors or demand financial assurances or enhanced performance, any of which could materially and adversely affect the Debtors’ prospects.

Prolonged Chapter 11 Cases also would involve substantial additional expenses and further divert the attention of the Debtors’ management team from the operation of the Debtors’ business, as well as create concerns for employees, vendors, and other parties with whom the Debtors interact in the ordinary course of their business.

Upon our emergence from bankruptcy, the composition of our board of directors may change significantly.

Under the Plan, the composition of our board of directors will likely change significantly. The Restructuring Support Agreement contemplates that, upon emergence, the board of directors will be determined and selected by the Consenting 2029 Holders, in their sole discretion, including with respect to size, composition, and identity of members, following an in-person meeting between the proposed director and the Chief Executive Officer of the Company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on our board of directors and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The Plan and its impact has consumed and may continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

Management has spent a significant amount of time and effort focusing on the Plan. This diversion of attention has affected, and may continue to materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations.

Furthermore, we may experience employee attrition, and our employees may face uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations. In addition, our advertisers, vendors and/or employees may have lost or may lose confidence in our ability to operate our reorganized business successfully.

As a result of the Chapter 11 Cases, our historical financial information may be volatile and not be indicative of our future financial performance.

We expect our financial results to continue to be volatile until we are able to emerge from Chapter 11, as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our future financial performance.

Our capital structure will be significantly altered under the Plan. Under fresh-start accounting rules that may apply to us upon the effective date of the plan, our assets and liabilities would be adjusted to fair value, which could have a significant impact on our financial statements. Accordingly, if fresh-start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 protection would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of the Plan, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position, liquidity and results of operations.

We cannot assure you that we will be able to achieve our goals after the Plan is consummated and we emerge from Chapter 11 protection.

We will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases even after the Plan is consummated. Accordingly, we cannot assure you that we will achieve our stated goals after consummation of the Plan, which could also affect our ability to continue as a going concern.

Furthermore, we may need to raise funds through public or private debt or equity financing or other various means to fund our business after emergence from Chapter 11 protection. We may not be able to obtain sufficient funds when needed or on favorable terms. Our operating results may also be adversely affected by any reluctance of advertisers or other customers to do business with a company that recently emerged from Chapter 11 protection or from any decline in listeners resulting from our operation under new equity ownership.

Although our Plan contemplates reducing our debt by approximately $592 million, we cannot assure you that we will be able to successfully meet our debt service costs or our planned continuing obligations after emergence from Chapter 11 protection. Any failure to pay our debt service obligations or to obtain cost savings upon emergence could materially impair our ability to operate profitably and result in our inability to continue as a going concern.
Operating Risks

Uncertain financial, economic and political conditions, including inflation, may have an adverse impact on our business, results of operations or financial condition.

Uncertainty regarding financial, economic and political conditions, or worsening of such conditions, including prolonged or increased inflationary developments, could reduce consumer confidence and have an adverse effect on our business, results of operations and/or financial condition. A decline in consumer confidence could negatively affect our advertising customers’ businesses and their advertising budgets. In addition, volatile economic conditions and/or the adoption or expansion of trade restrictions or other governmental actions, including changes in trade policies, could negatively impact our industry or the industries of our customers who advertise on our stations, resulting in reduced advertising sales. Furthermore, actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets may not achieve their intended effect. In addition to direct negative consequences to our business or results of operations arising from these financial, economic and political developments, some of these actions may adversely affect financial institutions, capital providers, advertisers or other consumers on whom we rely, including for access to future capital or financing arrangements necessary to support our business. Our inability to obtain financing in amounts and at times necessary could make it more difficult or impossible to meet our obligations or otherwise take actions in our best interests.
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
We have more than 7,800 broadcast radio stations affiliated with our Westwood One network. Westwood One receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by its radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by Westwood One could adversely affect our results of operations by reducing the advertising inventory available to us to sell and the audience available for our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reductions of advertising revenue or increases in expenses.

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

Disruptions, failures or cybersecurity incidents of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any technology error or failure impacting systems hosted internally or externally by us or our third party service providers, or any interruption in technology infrastructure and access to data that we depend on, such as power, telecommunications or the Internet, may disrupt our business operations. Any individual, sustained or repeated failure or disruption of our third party service providers' technology or data could negatively impact our operations and result in increased costs or reduced revenues. Further, our technology systems and related data and those of our third party providers also may be vulnerable to a variety of sources of interruption as a result of events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, ransomware or other cybersecurity threats, and other information security issues. Cybersecurity incidents vary in their form and can include the deployment of harmful malware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include incidents related to employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software commonly used by companies in cloud-based services and bundled software. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial impact and consequences to our business's reputation.
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
Although we have systems and processes in place to protect against risks associated with these incidents, including cybersecurity incidents, depending on the nature of an incident, these protections may not be fully sufficient. In addition, because techniques used in cybersecurity threats change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. An incident may not be detected until well after it occurs and the severity and potential impact may not be fully known for a substantial period of time after it has been discovered. To date, no cybersecurity incident—or risk from cybersecurity threats—has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.
We are dependent on key personnel.
Our business is and is expected to continue to be managed by a small number of key management and operating personnel, and the loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to effectively train and manage our employee base. Although we have entered into employment and other retention agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances, we cannot be assured that all of those restrictions would be enforced if challenged in court. In addition, as a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty.
We also from time to time enter into agreements with on-air personalities with large loyal audiences in their individual markets and within the Westwood One network to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities, including as a result of, among other things, uncertainties associated with our Chapter 11 Cases, could result in losses of audience share in that particular market which, in turn, could adversely affect revenues in that particular market.
Artificial intelligence-based platforms and technologies present new and unknown risks and challenges to our business.

We are evaluating, testing, and implementing certain AI‑enabled capabilities within specific areas of our business. These efforts remain iterative, and adjustments continue throughout their development and deployment. Our current use of AI is targeted to defined applications identified through our strategic and operational assessments. Additionally, some of our external partners, such as third-party vendors and technology partners, integrate AI-related technologies as part of their services. We are aware of the potential risks associated with the use of AI technology, including the risks relating to data security and the laws, rules and regulations governing privacy. We believe that we have implemented systems designed to monitor for and prevent data access, including cybersecurity incidents, that result from the use of AI. However, AI technology is evolving and, due to its inherent complexity, we may be exposed to operational and legal risks associated with the use of AI technologies.
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
While we may mitigate certain risks associated with the use of AI both internally and externally through both technical measures and the inclusion of contractual restrictions on third-party use, we cannot guarantee that such measures will be effective. Further, use of AI by any third party on our behalf could adversely affect our business, reputation, or financial results or subject us to legal liability. It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations or other regulatory developments regarding the use of AI, including restrictions around the collection and use of data, which may adversely affect our ability to develop and use AI or subject us to legal liability.

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
Financial Risks
Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards and certain other tax attributes in future years.
Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses (“NOLs”) carried forward from prior years. Our ability to utilize our NOL carryforwards and certain other tax attributes to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), then our ability to use our NOL carryforwards and certain other tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, an “ownership change” occurs if the percentage (by value) of the stock of a corporation owned by one or more “5-percent shareholders” has increased by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the relevant testing period (usually three years). As a result of a Plan, it is expected that we will experience an “ownership change.” We have also previously undergone other ownership changes. Absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its NOLs and certain other tax attributes that may be utilized to offset future taxable income generally is subject to an annual limitation generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets. Accordingly, it is possible an ownership change would materially limit our ability to utilize our federal income tax NOL carryforwards and certain other tax attributes in the future. In addition, as a result of the Plan, some or all of our federal income tax NOL carryforwards and certain other tax attributes may be eliminated. As such, there can be no assurance that we will be able to utilize our federal income tax NOL carryforwards and certain other tax attributes to offset future taxable income.
Our cash flows may not provide sufficient liquidity during or after the Chapter 11 Cases.
Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations and borrowings under credit facilities in existence from time to time, including our ABL Credit Facility. If our cash flow from operations decreases as a result of lower advertising prices, decreased listener demand, or otherwise, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and, during our Chapter 11 Cases, have extremely limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure you that cash on hand, cash flow from operations and cash from our ABL Credit Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from Chapter 11 protection.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to maintain adequate cash on hand, (ii) our ability to generate cash flow from operations, (iii) our ability to consummate the Plan or other alternative plans of reorganization or restructuring transactions, and (iv) the cost, duration and outcome of the Chapter 11 Cases.
Disruptions in the capital and credit markets, our bankruptcy filing or our substantial indebtedness could restrict our ability to access financing in the future.
Following our emergence from Chapter 11 protection, the Reorganized Company may in the future need to rely on the capital and credit markets to meet our financial commitments or short-term liquidity needs if internal funds from operations are not sufficient for these purposes. Disruptions in the capital and credit markets could adversely affect our ability to access capital. Disruptions in the capital and credit markets may also result in increased costs associated with bank credit facilities and other sources of capital.
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
In addition, access to capital markets or credit markets may not be available on favorable terms, or at all, because of our bankruptcy filings, the Reorganized Company’s status as a private company, our substantial level of indebtedness or otherwise. As a private company, the Reorganized Company will not have access to the public equity markets as a source of capital, which may limit our financing options and could make it more difficult to access capital markets. If we raise additional capital through debt financing, the financing may involve covenants that would further restrict our business activities. Restrictions on the access to necessary additional funding may cause us to cancel or delay certain projects, initiatives, or business activities and could have a material adverse effect on our financial condition and operating results.
We have written off, and could in the future be required to write off a significant portion of the fair value of our FCC licenses, which may adversely affect our financial condition and results of operations.
As of December 31, 2025, our FCC licenses comprised 43.4% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification ("ASC") Topic 350, Intangibles — Goodwill and Other ("ASC 350"), to assess the fair value of our FCC broadcast licenses to determine whether the carrying amount of those assets is impaired. Significant judgments are required to estimate the fair value of these assets including estimating future cash flows, operating profit margins and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2025, we recorded a total impairment charge on our FCC licenses of $109.0 million which is recorded within Impairment of Intangible Assets on our Consolidated Statements of Operations. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of uncertain economic conditions.
Our outstanding accounts receivable are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of uncertain economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results. We also maintain reserves to cover the collectability of a portion of our accounts receivable. There can be no assurance that such bad debt reserves will be sufficient
We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.
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
The FCC at times has been vigorous in its enforcement of its rules and regulations, including its indecency, sponsorship identification and Emergency Alert System ("EAS") rules, violations of which could have a material adverse effect on our business.
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
FCC regulations require radio stations to include on-air announcements which identify the sponsor of all advertisements and other matter broadcast by the radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast. In addition, FCC regulations require the maintenance of public inspection files for each radio station, which are maintained on an FCC database and therefore are easily accessible by members of the public and the FCC. Violations of these and other rules may result in FCC penalties. For example, the FCC has sought to impose substantial fines on broadcasters who transmit EAS codes, or simulations thereof, in the absence of an actual emergency or authorized test of the EAS. In 2014, for instance, the FCC imposed a fine of $1.9 million on three media companies, in 2015 it imposed a fine of $1 million on a radio broadcaster, in 2019 it imposed a fine of $395,000 on a television network, in 2023 it found a television network apparently liable for a fine of $504,000, and in 2024 it entered into a settlement with a television network requiring a payment of $244,952, in each case based on a determined misuse of EAS tones.
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
Risks Related to Ownership of Our Class A Common Stock

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.
Trading prices for our Class A common stock are very volatile. Further, the terms of the Plan contemplate that our existing common stock will be canceled, released, discharged and extinguished, and our stockholders will receive no distribution as part of the Restructuring. In the event of a cancellation of our Class A common stock, amounts invested by such stockholders in our outstanding common stock will not be recoverable.
Consequently, our currently outstanding common stock is expected to have no value at the effective time of the Plan. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Risks of trading in an over-the-counter market.
Our Class A common stock was suspended from trading on the Nasdaq Global Market effective at the open of business on May 2, 2025 and began trading on the OTC Markets’ OTCQB® market tier at the open of business on May 2, 2025. Securities traded in the over-the-counter market generally are less liquid than securities traded on a national securities exchange.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity

Risk Management and Strategy
The Company has an integrated, cross-organizational risk management approach. As part of our overall risk management processes, we assess, identify and manage material risks from cybersecurity threats through our cybersecurity risk management program which leverages the National Institute of Standards and Technology ("NIST") framework, organizing cybersecurity risks into six categories: govern, identify, protect, detect, respond and recover. However, this should not be interpreted to mean that we meet any particular technical standards, specifications, or requirements, only that we leveraged the NIST framework as a guide in the creation of our cybersecurity risk management program. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, including risks emerging from the rapidly evolving artificial intelligence (“AI”) threat environment. This includes monitoring AI‑enabled attack vectors such as automated phishing, deepfake‑based impersonation, credential harvesting, and the use of generative AI tools to develop or enhance malicious code. Our defenses, monitoring activities, incident response procedures and employee training programs are periodically updated to reflect these AI‑driven risks.

We maintain a layered cybersecurity strategy based on prevention, detection and mitigation. Our SVP of Information Technology and Security is responsible for leading, managing, and monitoring the Company's cybersecurity risk with the assistance of our security team (collectively, the "Cumulus Security Team") who monitors cybersecurity incidents using a variety of security information and event management tools. The type of incident identified and severity level determine how issues are escalated and who is engaged for resolution pursuant to the Company's internal incident response plan. If a cybersecurity incident or aggregated series of incidents is considered significant, the incident is communicated to various members of the Company's leadership team and the Board of Directors. Disaster recovery and incident response plans are documented for key systems and would be followed in the event a cybersecurity incident occurs.
The Company’s cybersecurity risk management program includes ongoing monitoring and testing of its information systems and data to identify and respond to potential cybersecurity threats. Internally, the Company utilizes various incident event management tools to monitor unauthorized account access, data exfiltration and server and network security. Multi-factor authentication and complex password requirements are enabled on all key systems and privileged account holders have separate administrative accounts. The Company engages consultants from time to time with expertise in network vulnerabilities to perform periodic network penetration testing. As part of these assessments, we consider new and emerging AI‑enabled threat techniques to ensure our testing remains current with the evolving cyber risk landscape.
The Company’s cyber risk management program also includes regular security awareness training to educate employees and new hires on the Company’s cybersecurity policies, standards and practices. This training is supplemented by Company-wide testing initiatives, including periodic phishing tests. The Company provides specialized security training for certain employee roles such as application developers and privileged account holders. In recent periods, this program has expanded to include training on emerging AI‑driven social engineering techniques and guidance for employees on safe and compliant use of generative AI technologies.
In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers, who may be system vendors or data processors. The Company utilizes an external risk management tool to assist with oversight and monitoring of third-party cybersecurity risk. Each third-party service provider is vetted, evaluated and scored based on its cybersecurity methodology. For many vendors of third-party hosted applications, we request copies of standard security reports or assessments, such as System and Organization Controls ("SOC") reports to support our assessment of our vendors’ security practices. As AI capabilities become more integrated into third‑party products and services, we evaluate the potential risks associated with AI‑driven functionality, including data handling practices, model security, and vendor safeguards against misuse. If a third-party vendor was not able to provide the requested reports, we would take additional steps to assess their cybersecurity preparedness. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.
We have experienced targeted cybersecurity threats and incidents in the past that have resulted in unauthorized persons gaining access to certain of our information systems, and we could in the future experience similar incidents. To date, no cybersecurity incident, or any risk from cybersecurity threats—including those arising from AI‑enabled attack methods—has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats we face, see the section captioned "Operating Risks – Disruptions, failures or cybersecurity incidents of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer" within Part I, Item 1A "Risk Factors".

Governance
Our Board is responsible for risk oversight, and may delegate specific areas of oversight to committees of the Board, which report to the full Board. The Audit Committee of the Board in turn is specifically charged with reviewing cybersecurity risk management and the steps management takes to monitor, control and mitigate such risks. In connection with such review, the Audit Committee receives quarterly reports from the SVP of Information Technology and Security on, among other things, the Company’s cybersecurity risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. In addition to the quarterly reports, the Audit Committee requests that management perform an annual review of the Company’s cybersecurity program. The annual review consists of a summary of all systems, processes and staffing in place to mitigate a cybersecurity incident using the NIST framework as a guideline.
Our SVP of Information Technology and Security leads, manages, and monitors the Company’s cybersecurity risk program and oversees the Cumulus Security Team, which is responsible for enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. The SVP of Information Technology and Security has approximately 30 years of experience in the information technology and security field.

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

Chapter 11 Cases
See "Current Bankruptcy Proceedings” within Item 1, "Business" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Current Bankruptcy Proceedings” within Part II, Item 7, for additional information about the Chapter 11 Cases.

Nielsen Litigation
On October 16, 2025, Cumulus Media New Holdings Inc. filed a complaint against The Nielsen Company (US) LLC (“Nielsen”) in the United States District Court for the Southern District of New York (the “District Court”) (Civil Action No. 1:25-cv-08581) asserting claims for illegal monopolization under federal and state antitrust laws (the “Complaint”). The Complaint alleges, among other things, that Nielsen has engaged in anticompetitive conduct by conditioning access to its national radio ratings data on the mandatory purchase of local market ratings data in every market where we own stations (the “Tying Policy”). The Complaint seeks monetary relief in the form of treble damages, injunctive relief prohibiting Nielsen from continued antitrust violations, and declaratory relief in the form of a declaration that Nielsen’s Tying Policy is unlawful and anticompetitive.
On February 2, 2026, Nielsen answered the Complaint and asserted three counterclaims against the Company, alleging, among other things, that (i) the Company breached its services agreement with Nielsen (the “Services Agreement”) by providing Nielsen’s ratings to an unauthorized third party, (ii) the Company engaged in and facilitated unfair competition by providing Nielsen’s ratings to a competitor, and (iii) an actual and justiciable controversy exists between the parties regarding whether the Company breached the Services Agreement (collectively, the “Counterclaims”). Nielsen’s Counterclaims seek monetary relief in the form of actual damages (including direct, indirect, and consequential damages, plus applicable interest), declaratory relief in the form of a declaration that the Company breached the Services Agreement, and injunctive relief prohibiting the Company from sharing Nielsen data with unauthorized parties.
On March 11, 2026, in light of the filing of the Chapter 11 Cases, the District Court stayed Cumulus’ claims against Nielsen until further order of the District Court, and stayed Nielsen’s counterclaims against Cumulus until the earlier of (i) the termination of the automatic stay in bankruptcy, or (ii) entry of an order by the Bankruptcy Court lifting the stay of Nielsen’s counterclaims.

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
Our Class A common stock is listed on the OTC Markets’ OTCQB® market tier under the symbol "CMLS." Shares of our Class B common stock are not publicly traded, but they are convertible on a share-for-share basis into Class A common stock. As of April 3, 2026, there were approximately 144 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. The number of holders of our Class A common stock does not include any estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
On the effective date of the Plan, our outstanding Class A common stock and Class B common stock will be canceled, released, discharged and extinguished and the Reorganized Company will issue the New Common Stock and warrants to purchase the New Common Stock, which will be distributed to debt holders as further described in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Under the Plan, the Reorganized Company does not intend to list the New Common Stock on the NYSE, NASDAQ or any other national securities exchange or over-the-counter market, or be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations, to the extent permitted by applicable law.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception. Any future dividends will be at the discretion of the Board based upon the relevant factors at the time of such consideration, including, without limitation, compliance with the restrictions set forth in the Plan and under any credit agreements we enter into in connection with our emergence from protection under the Bankruptcy Code. In addition to restrictions set forth in the Plan, we are currently subject to certain restrictions under the terms of our credit agreements with respect to the payment of dividends. For a more detailed discussion of the restrictions in our credit agreements, see Note 7, "Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
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
General Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-K, including our consolidated financial statements and notes thereto beginning on page F-2 in this Form 10-K, as well as the information set forth in Item 1A, "Risk Factors." This discussion, as well as various other sections of this Annual Report, contains and refers to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. See "Cautionary Statement Regarding Forward-Looking Statements" for further information.
For additional information about certain of the matters discussed and described in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
Current Bankruptcy Proceedings
On the Petition Date, the Debtors began filing their Chapter 11 Cases to implement the Plan and effectuate the Restructuring in accordance with the Restructuring Support Agreement and the ABL Commitment Letter. Certain direct and indirect subsidiaries of the Company did not file for Chapter 11 relief, including (a) eight companies that hold FCC Licenses and (b) two companies that are designated as “Non-Significant Subsidiaries” under the Debtors’ prepetition debt documents. The Debtors also own interests in various joint ventures and partnerships, none of which are Debtors.
On March 4, 2026, prior to initiating filing of the Chapter 11 Cases, the Company commenced the Solicitation with a related Disclosure Statement. The Chapter 11 Cases are being jointly administered for administrative purposes only under the caption In re Cumulus Media Inc., et al, Case No. 26-90346 (ARP). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 4, 2026, prior to launching the Solicitation, the Debtors entered into the Restructuring Support Agreement and the ABL Commitment Letter. As of March 31, 2026, the Consenting 2029 Holders that were party to the Restructuring Support Agreement held, in the aggregate, approximately 83% of the 2029 Term Loans and the Senior Notes due 2029. Pursuant to the Restructuring Support Agreement, the Consenting 2029 Holders have agreed, subject to certain terms and conditions, to, among other things, support the Plan.

On March 5, 2026, the Debtors filed the Plan with the Bankruptcy Court. The following is a summary of the material terms of the transactions contemplated by the Restructuring Support Agreement and the Plan (the "Restructuring Transactions"):

•all existing equity securities of the Company, including the Class A common stock and Class B common stock, shall be cancelled and the holders of such interests will not receive or retain any recovery or distribution;

•each holder of a claim under the Existing ABL Credit Facility shall receive its pro rata share of new loans under an amended and restated ABL Credit Agreement;

•each holder of a secured claim under the 2029 Credit Agreement and the 2029 Indenture shall receive its pro rata share of (a) the Exit Convertible Notes and (b) the New Common Stock issued by the Reorganized Company and/or the Special Warrants, which New Common Stock (inclusive of the shares issuable upon the full exercise of the Special Warrants) will constitute, in the aggregate, 95% of the New Common Stock issued on the Plan Effective Date, subject to dilution on account of the MIP Equity;

•each holder of claims under the 2026 Credit Agreement and 2026 Indenture (each, as defined below) and each holder of deficiency claims under the 2029 Credit Agreement and the 2029 Indenture shall receive its pro rata share of the

New Common Stock and/or Special Warrants, which New Common Stock (inclusive of the shares issuable upon the full exercise of the Special Warrants) will constitute, in the aggregate, 5% of the New Common Stock issued on the Plan Effective Date, subject to dilution on account of the MIP Equity;

•each holder of a General Unsecured Claim (as defined in the Plan) shall be paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to its claim; and

•certain other holders and creditors will receive treatment as detailed in the Plan.

The Restructuring Support Agreement contains various Milestones, or dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Restructuring Transactions, including the following:

•the Debtors shall launch the Solicitation by no later than March 4, 2026 (the “Solicitation Milestone”);

•by no later than three days after the Petition Date, the Bankruptcy Court shall have entered an order setting the date of the hearing to confirm the Plan and an interim order approving the Company’s use of cash collateral (the “Scheduling Milestone”);

•by no later than 30 days after the Petition Date, the Bankruptcy Court shall have entered an order authorizing and approving the Company’s use of cash collateral on a final basis and setting forth the terms and conditions for such use (the “Final Cash Collateral Order”); provided, that this Milestone may be extended by the Debtors by up to 25 days if the purpose of such extension is solely to align the hearing on the Final Cash Collateral Order with the hearing to consider confirmation of the Plan (the “Cash Collateral Milestone”);

•by no later than 55 days after the Petition Date, the Bankruptcy Court shall have entered the Confirmation Order; and

•by no later than 75 days after entry of the Confirmation Order, the Plan Effective Date shall have occurred; provided, that this Milestone may be extended by the Debtors by up to 120 days solely to the extent the Debtors have otherwise complied with the Restructuring Support Agreement and the definitive documents and all conditions to the Plan Effective Date have been satisfied other than (i) the receipt of required regulatory or other governmental approvals and (ii) any conditions that, by their nature, can only be satisfied on the Plan Effective Date.
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone.
The filing of the Chapter 11 Cases also triggered events of default that accelerated the Debtors’ obligations under the Debt Instruments. See “Liquidity and Capital Resources” for further information.
The Company does not expect any adverse operational impact from the Restructuring and plans to continue to operate and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On March 5, 2026, the Debtors filed several “first day” motions seeking the Bankruptcy Court's approval to, among other things, pay prepetition employee wages, salaries, compensation, and benefits, honor certain obligations to on-air talent and other programming vendors, pay prepetition taxes and fees to government authorities, and pay certain trade creditors in the ordinary course of business. The Bankruptcy Court entered orders on March 5, 2026 granting the relief sought in the first day motions, which relief enables the Company to maintain its workforce, preserve critical vendor relationships, and conduct business operations without interruption during the Chapter 11 Cases.
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
On the effective date of the Plan, our outstanding Class A common stock and Class B common stock will be canceled, released, discharged and extinguished and the Reorganized Company will issue the New Common Stock and warrants to purchase the New Common Stock, which will be distributed to debt holders. Under the Plan, the Reorganized Company does not intend to list the New Common Stock on the NYSE, NASDAQ or any other national securities exchange or over-the-

counter market, or be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations, to the extent permitted by applicable law.
Although the Company intends to pursue the Restructuring in accordance with the terms in the Restructuring Support Agreement and the Plan, there can be no assurance that the Company will be successful in completing a restructuring or any similar transaction on the terms set forth in the Restructuring Support Agreement and the Plan, on different terms, or at all. Consummation of the Restructuring Transactions is subject to, among other things, approval of the Plan by the Bankruptcy Court and the satisfaction or waiver of certain conditions, including the receipt of approval from the FCC for the emergence of the debtors from Chapter 11 protection and their expected ownership. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan to begin on April 15, 2026.
Court filings and information about the Chapter 11 Cases can be found at a website maintained by the Company’s claims agent KCC/Verita Global, LLC at https://veritaglobal.net/cumulusmedia, by calling (877) 634-7177 (toll-free) or +(424) 236-7223 (international), or by submitting an inquiry at https://www.veritaglobal.net/cumulusmedia/inquiry. Such information is not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). See "Risk Factors — Risks Related to the Restructuring" within Part I, Item 1A, and "Note 1, Basis of Presentation", for additional information about the Plan and the Chapter 11 Cases.
Our Business and Operating Overview
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 393 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, US Soccer, AP News, and the Academy of Country Music Awards, across more than 7,800 affiliated stations through Westwood One, a leading national audio network; and inspires listeners through the Cumulus Podcast Network, an established and influential platform for original podcasts that are smart, entertaining, and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
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
Digital revenue. We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications, and from the sale of digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 393 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions, and search engine marketing, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization.
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
In determining Adjusted EBITDA, we exclude the following from net loss: interest, taxes, depreciation, amortization, stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations, early extinguishment of debt, restructuring costs, expenses relating to acquisitions and divestitures, non-routine legal expenses incurred in connection with certain litigation matters, and non-cash impairments of assets, if any.
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

	Year ended December 31, 2025	Year Ended December 31, 2024	2025 vs 2024 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$741,695	$827,076	$(85,381)	-10.3%
Content costs	271,341	324,245	(52,904)	-16.3%
Selling, general & administrative expenses	378,058	376,836	1,222	0.3%
Depreciation and amortization	54,336	59,123	(4,787)	-8.1%
Corporate expenses	67,464	80,687	(13,223)	-16.4%
(Gain) loss on sale of assets or stations	(2,616)	1,368	(3,984)	N/A
Impairment of assets held for sale	1,420	—	1,420	N/A
Impairment of intangible assets	109,829	224,481	(114,652)	-51.1%
Operating loss	(138,137)	(239,664)	101,527	42.4%
Interest expense	(65,228)	(68,775)	3,547	5.2%
Interest income	995	531	464	87.4%
Gain on early extinguishment of debt	—	170	(170)	N/A
Other (expense) income, net	(108)	14,719	(14,827)	N/A
Loss before income taxes	(202,478)	(293,019)	90,541	30.9%
Income tax benefit	1,776	9,765	(7,989)	-81.8%
Net loss	$(200,702)	$(283,254)	$82,552	29.1%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$52,006	$82,708	$(30,702)	-37.1%

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024
Net Revenue
Net revenue for the year ended December 31, 2025, compared to net revenue for the year ended December 31, 2024, decreased $85.4 million, or 10.3%. The decrease is primarily driven by reductions in spot and network revenues of $50.2 million and $39.4 million, respectively, as a result of current macroeconomic conditions and political advertising cyclicality. Digital revenue also decreased $2.9 million largely driven by lower podcasting revenue from the loss of certain podcast relationships in 2025 and lower political advertising, which were partially offset by growth in digital marketing services revenue. Other revenue grew $7.1 million primarily from increased trade and barter revenues reduced by lower affiliate fee, event and remote revenues.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the year ended December 31, 2025, compared to content costs for the year ended December 31, 2024, decreased $52.9 million, or 16.3%, primarily resulting from lower revenue share expenses, decreased personnel costs including incentive-based compensation, lower broadcast rights expense resulting from a contract renegotiation and lower third-party station inventory costs. These decreases were partially offset by higher digital costs, which grew in line with digital marketing services revenue.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts, distribution of our content across our platform, overhead in our markets, and includes non-cash trade and barter expenses. Selling, general and administrative expenses for the year ended December 31, 2025, compared to selling, general and administrative expenses for the year ended December 31, 2024, increased $1.2 million, or 0.3%, primarily as a result of higher trade and barter expenses, which grew in line with the related revenues, and increased health insurance claims. These increases were partially offset by reduced personnel costs, including incentive-based compensation, and lower rent and facilities expenses arising from actions taken to reduce our real estate footprint.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2025, compared to depreciation and amortization for the year ended December 31, 2024, decreased $4.8 million, or 8.1%, primarily as a result of assets that were fully depreciated in 2025.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the year ended December 31, 2025, compared to Corporate expenses for the year ended December 31, 2024, decreased $13.2 million, or 16.4%. Corporate expenses decreased primarily from $16.4 million of debt exchange costs in 2024, lower restructuring costs, reduced personnel costs including incentive-based compensation and decreased stock compensation expense. These decreases were partially offset by $8.0 million of royalty settlements recorded in 2025 and higher legal fees.
(Gain) Loss on Sale or Disposal of Assets or Stations
The gain on sale or disposal of assets or stations for the year ended December 31, 2025, was primarily related to the Company's tower sale-leaseback arrangement with Vertical Bridge, including a $2.0 million gain from Vertical Bridge's sale of land and a $1.2 million gain from the termination of certain site leases. These gains were partially offset by fixed asset dispositions and the surrender of several broadcast licenses. See Note 2 "Dispositions" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.
The loss on sale or disposal of assets or stations for the year ended December 31, 2024, of $1.4 million was primarily related to the surrender of broadcast licenses.
Impairment of assets held for sale
During the second quarter of 2025, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee (the "Nashville Sale"). The Nashville Sale closed during the fourth quarter of 2025. For the year ended December 31, 2025, the Company recorded a $1.4 million impairment to adjust the carrying amount of assets held for sale to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's Consolidated Statements of Operations.
Impairment of Intangible Assets
The $109.8 million impairment of intangible assets for the year ended December 31, 2025, resulted from the annual impairment tests of our FCC licenses and trademarks. For the year-ended December 31, 2024, we recorded a $224.5 million impairment of our FCC licenses and trademarks. See Note 5, "Intangible Assets" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion.
Interest Expense
Total interest expense for the year ended December 31, 2025, decreased $3.5 million or 5.2%, as compared to total interest expense for the year ended December 31, 2024. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change
Term Loan due 2026	$99	$10,449	$(10,350)
Term Loan due 2029	29,270	21,373	7,897
Senior Notes due 2026	1,532	8,876	(7,344)
Senior Notes due 2029	24,442	16,272	8,170
2020 Revolving Credit Facility	1,985	—	1,985
Financing liabilities	12,743	14,066	(1,323)
Amortization of debt discount	(5,904)	(3,655)	(2,249)
Other, including debt issue cost amortization and write-off	1,061	1,394	(333)
Interest expense	$65,228	$68,775	$(3,547)
Interest Income
Total interest income for the year ended December 31, 2025, increased $0.5 million, or 87.4%, as compared to total interest income for the year ended December 31, 2024. Interest income increased from additional investment in government money market funds during 2025.
Gain on Early Extinguishment of Debt
The gain on early extinguishment of debt for the year ended December 31, 2024, of $0.2 million was driven by the Company's repurchases of $0.5 million principal amount of the 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026"). See Note 7, "Debt" in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the debt repurchases.
Income Tax Benefit
For the year ended December 31, 2025, the Company recorded an income tax benefit of $1.8 million on pre-tax book loss of $202.5 million. The income tax benefit recorded for the year ended December 31, 2025 was primarily the result of the valuation allowance recognized during the year, state and local income taxes, and the effects of certain statutory non-deductible expenses including disallowed executive compensation.
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
Adjusted EBITDA
As a result of the factors described above, Adjusted EBITDA of $52.0 million for the year ended December 31, 2025 compared to Adjusted EBITDA of $82.7 million for the year ended December 31, 2024 decreased approximately $30.7 million.

Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
GAAP net loss	$(200,702)	$(283,254)
Income tax benefit	(1,776)	(9,765)
Non-operating expenses, including net interest expense	64,341	53,525
Depreciation and amortization	54,336	59,123
Stock-based compensation expense	2,504	4,709
(Gain) loss on sale of assets or stations	(2,616)	1,368
Impairment of intangible assets	109,829	224,481
Impairment of assets held for sale	1,420	—
Restructuring costs	11,089	13,889
Non-routine legal expenses	13,153	1,851
Debt exchange costs	—	16,369
Gain on early extinguishment of debt	—	(170)
Franchise taxes	428	582
Adjusted EBITDA	$52,006	$82,708
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

Liquidity and Capital Resources
As of December 31, 2025 and 2024, we had $82.0 million and $63.8 million, respectively, of cash and cash equivalents. The Company used $21.3 million and $3.1 million of cash in operating activities for the years ended December 31, 2025 and 2024, respectively.
Prior to the Chapter 11 Cases, our principal sources of funds had been cash flow from operations and borrowings under credit facilities in existence from time to time. During the pendency of the Chapter 11 Cases, our principal sources of liquidity are limited to cash on hand and cash flow from operations. Our cash flow from operations remains subject to factors such as fluctuations in advertising media preferences and changes in demand caused by shifts in population, station listenership, demographics and audience tastes. In addition, our cash flows may be affected if customers are not able to pay, or delay payment of, accounts receivable that are owed to us, which risks may also be exacerbated in challenging or otherwise uncertain economic periods. In certain periods, the Company has experienced reductions in revenue and profitability from prior historical periods because of market revenue pressures and cost escalations built into certain contracts. Notwithstanding this, we believe that our national platform and extensive station portfolio representing a broad diversity in format, listener base, geography, and advertiser base help us maintain a more stable revenue stream by reducing our dependence on any single demographic, region or industry. However, future reductions in revenue or profitability are possible and could have a material adverse effect on the Company’s business, results of operations, financial condition or liquidity.
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2026 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
Assuming the level of borrowings and interest rates at December 31, 2025, we anticipate that we will have approximately $65 million of cash interest payments in 2026 compared to $66.7 million of cash interest payments in 2025. Future increases in interest rates could have a significant impact on our cash interest payments. For a description of the Company's future maturities of long-term debt, see Note 7, "Debt", and for a description of the Company's non-cancelable operating lease agreements, see Note 13, "Leases".
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the following instruments (the “Debt Instruments”):
•the ABL Credit Agreement;
•the 2026 Credit Agreement;
• the 2026 Indenture;
• the 2029 Credit Agreement; and
• the 2029 Indenture.
The Debt Instruments provide that as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. However, if the Plan is not approved, or the Company is unable to take other steps to create additional liquidity, our forecasted cash flows would not be sufficient for the Company to meet its obligations.
We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets, when we determine that it would further our strategic and financial objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. Following our emergence from Chapter 11 protection, the Reorganized Company may in the future need to rely on the capital and credit markets to meet our financial commitments or short-term liquidity needs if internal funds from operations are not sufficient for these purposes. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Future volatility in the capital and credit markets, caused by the current macroeconomic conditions or otherwise, may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that, in the future, our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions. For more information the risks associated with accessing capital and credit markets following emergence from Chapter 11, see “Risk Factors — Risks Related to the Restructuring — Disruptions in the capital and credit markets, our bankruptcy filing or our substantial indebtedness could restrict our ability to access financing in the future” within Part I, Item 1A.
Prepetition Debt
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
The maturity date of the Term Loan due 2026 is March 31, 2026.
The 2026 Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2026 Credit Agreement include, among others, the failure to pay when due the obligations owing thereunder and the occurrence of bankruptcy or insolvency events. Upon the occurrence of an event of default, the Administrative Agent (as defined in the 2026 Credit Agreement) may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the 2026 Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate. Such covenants are not in force during the pendency of the Chapter 11 Cases.
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
As of December 31, 2025, the Company was in compliance with all required covenants under the 2026 Credit Agreement.
2029 Credit Agreement (Term Loan Due 2029)
On May 2, 2024, Holdings completed its previously announced offer (the "Term Loan Exchange Offer" and, together with the Notes Exchange Offer, the "Exchange Offer") to exchange its Term Loan due 2026, for new senior secured term loans due May 2, 2029 (the "Term Loan due 2029") issued under a new credit agreement. In connection with the Term Loan Exchange Offer, Holdings exchanged $328.3 million in aggregate principal amount of the Term Loan due 2026 for $311.8 million in aggregate principal amount of the Term Loan due 2029. After giving effect to the Term Loan Exchange Offer, including fees and expenses, as of May 2, 2024, there was $1.2 million in aggregate principal amount outstanding under the Term Loan due 2026 and $311.8 million in aggregate principal amount outstanding under the Term Loan due 2029.
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (as amended (including as described below), the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029.
On February 9, 2026, Holdings entered into a first amendment (“Amendment No. 1”) to the 2029 Credit Agreement by and among Holdings, Intermediate Holdings, the Borrowers party thereto, Cumulus Texas, LLC and the Lenders party thereto. Amendment No. 1, among other things, extended the grace period allowed prior to an event of default for the February 10, 2026 interest payment to March 4, 2026, subject to the Company’s achievement of certain milestones, as further described in Amendment No. 1. The foregoing description of Amendment No. 1 is qualified in its entirety by reference to Amendment No. 1, a copy of which is filed as Exhibit 10.44 to this Annual Report on Form 10-K and is incorporated herein by reference.
The 2029 Credit Agreement contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Such financial covenants are not in force during the pendency of the Chapter 11 Cases. The Term Loan due 2029 and related guarantees are secured by first-priority (with respect to the Term Loan Priority Collateral (as defined in the 2029 Credit Agreement)) and second-priority (with respect to the ABL Priority Collateral (as defined in the 2029 Credit Agreement)) security interests in, subject to permitted liens and certain exceptions, substantially all of the existing and future assets of Holdings and the Existing Guarantors, which assets also secure the 2020 Revolving Credit Agreement (as defined below) and the Senior Notes due 2029 and do not secure the Senior Notes due 2026. In addition, the Term Loan due 2029 is guaranteed by certain subsidiaries that are designated as unrestricted under the Term Loan due 2026 and the Senior Notes due 2026 and secured by first-priority security interests in, subject to permitted liens and certain exceptions, the assets of such subsidiaries. The Senior Notes due 2026 and Term Loan due 2026 do not have the benefit of such additional guarantees and collateral.
As of December 31, 2025, we were in compliance with all required covenants under the 2029 Credit Agreement.
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
The 2020 Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2020 Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Intermediate Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the 2020 Revolving Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the 2020 Revolving Credit Agreement and the ancillary loan documents as a secured party. Such covenants are not in force during the pendency of the Chapter 11 Cases.
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
As of December 31, 2025, $59.8 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $55.0 million and $4.8 million of letters of credit. As of December 31, 2025, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
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
The Senior Notes due 2026 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2026 Notes Indenture.
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. A default under the Senior Notes due 2026 could cause a default under the Refinanced Credit Agreement. Such covenants are not in force during the pendency of the Chapter 11 Cases.
During the year ended December 31, 2024, the Company repaid $0.5 million principal amount of the Senior Notes due 2026. The repurchase resulted in a gain on extinguishment of debt of $0.2 million. The Senior Notes due 2026 were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off debt issuance costs which were not material.
As of December 31, 2025, Holdings was in compliance with all required covenants under the 2026 Notes Indenture.
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
The 2029 Notes Indenture contains customary terms and conditions as well as various affirmative and negative covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. A default under the Senior Notes due 2029 could cause a default under the 2029 Credit Agreement. Such covenants are not in force during the pendency of the Chapter 11 Cases.
As of December 31, 2025, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.

Post Petition Debt

Cash Collateral
The Debtors did not obtain any postpetition debtor-in-possession financing in connection with the Chapter 11 Cases. To fund the administration of the Chapter 11 Cases and the Debtors’ ongoing operations, the Company obtained the consent of the ABL Parties and the Consenting 2029 Holders to use cash collateral during the pendency of the Chapter 11 Cases pursuant to negotiated interim and final cash collateral orders.

Contingent Debtor-in-Possession Financing Facility
Pursuant to the Plan, at any time after the Petition Date and prior to the Plan Effective Date, the Company may, but is not obligated to, obtain debtor-in-possession financing (the “DIP Facility”) in a principal amount of up to $25.0 million if the Company determines, in the exercise of its business judgment (subject to the consent of the Required Consenting 2029 Holders (as defined in the Plan)), that such financing is necessary or appropriate to fund the Chapter 11 Cases and the administration of its estates. As of the date of this filing, the Company has not obtained a DIP Facility. If pursued, the DIP Facility would be subject to Bankruptcy Court approval and would be secured by liens on substantially all assets of the Debtors.

Anticipated Post-Emergence Debt
Upon consummation of the Plan, the Company expects its prepetition funded debt obligations under the 2026 Credit Agreement, the 2026 Notes Indenture, the 2029 Credit Agreement, and the 2029 Notes Indenture to be cancelled and exchanged for the consideration described in the Plan.

Restated ABL Agreement
On the Plan Effective Date, in accordance with the ABL Commitment Letter entered into on March 4, 2026, the Reorganized Company expects to enter into an amended and restated ABL Credit Agreement (the “Restated ABL Credit Agreement”) providing for a $100 million revolving credit facility. If the Plan is consummated in accordance with its terms, each holder of an allowed claim under the Existing ABL Credit Facility will receive its pro rata share of new loans under the Restated ABL Credit Agreement, which shall be issued in an amount equal to the allowed ABL Facility claims. The New ABL Facility will have terms substantially similar to the Existing ABL Credit Facility, subject to certain modifications as described in the ABL Commitment Letter.

Exit Convertible Notes
On the Plan Effective Date, the Reorganized Company expects to issue $50.0 million in aggregate principal amount of new convertible notes (the “Exit Convertible Notes”) pursuant to an indenture to be entered into on the Plan Effective Date (the “Exit Indenture”). The Exit Convertible Notes will be distributed to holders of allowed 2029 Secured Claims (as defined in the Plan) as part of the consideration in exchange for such claims under the Plan.
The Exit Convertible Notes will be convertible into New Common Stock of the Reorganized Company in accordance with the terms of the Exit Indenture and related documentation. The Exit Convertible Notes will have a term to maturity of approximately five years from the Plan Effective Date. Interest on the Exit Convertible Notes may be payable in cash or, at the Reorganized Company’s election, in kind, as set forth in the Exit Indenture. The Exit Convertible Notes will be secured on the basis described in Exhibit B to the Restructuring Term Sheet.

Liquidity and Going Concern Considerations
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including currently available funds and forecasted future cash flows, and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K. As of December 31, 2025, the Company was in compliance with all required debt and related financial covenants. As of that date, the Company was evaluating a number of strategic alternatives, including restructuring, refinancing or amending the Company’s debt. During the first quarter of 2026, the Company was unable to reach satisfactory resolution of those strategic alternatives, and determined that filing the Chapter 11 Cases was in the best interests of the

Company and its stakeholders. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under its debt instruments, as further described in Note 7, “Debt.” Based on the Company's filing for relief under Chapter 11 of the Bankruptcy Code which constituted an event of default under certain of the Company’s debt documents as described above, as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Annual Report on Form 10-K.
The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern. The consolidated financial statements do not reflect or include any future consequences related to Chapter 11 relief or the Company's emergence from Chapter 11.
Share Repurchase Program
On October 27, 2023, the Board of Directors announced a share repurchase program for up to $25.0 million of outstanding Class A common stock. The share repurchase authorization superseded and replaced our prior share repurchase authorization and expired on May 15, 2025. The repurchase program did not require the company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements and the Plan with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, see Note 7, "Debt" in the accompanying audited consolidated financial statements included elsewhere in this Form 10-K.
During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
As outlined above, we are currently subject to significant restrictions under the terms of our debt agreements and the Plan with respect to payment to repurchase shares of our common stock. Prior to its expiration, $25.0 million of the Company's outstanding Class A common stock remained available for repurchase under the share repurchase program, subject to restrictions under the terms of our debt agreements.
Royalty Agreements
We must pay royalties to song composers and publishers whenever we broadcast copyrighted musical compositions in accordance with U.S. copyright law. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which include the American Society of Composers, Authors and Publishers and Broadcast Music, Inc.
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
During the year ended December 31, 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Consolidated Statements of Operations. As of December 31, 2025, an aggregate accrual of $4.3 million remains for the settlements.
Significant Cash Payments
The following table summarizes our significant non-operating cash payments made for the years ended December 31, 2025 and 2024, respectively (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Interest payments	$66,743	$68,279
Capital expenditures	$20,237	$19,464

Net Cash Used in Operating Activities

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in operating activities	$(21,336)	$(3,119)
Net cash used in operating activities for the year ended December 31, 2025, compared to the year ended December 31, 2024 increased primarily from changes in operating results.
Net Cash Used in Investing Activities

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash used in investing activities	$(7,859)	$(4,231)
For the year ended December 31, 2025, net cash used in investing activities primarily reflects capital expenditures, partially offset by proceeds from the Nashville Sale and proceeds received in connection with a land sale under the Company’s leaseback arrangement with Vertical Bridge. Additional information regarding these transactions is provided in Note 2, “Dispositions,” to the accompanying audited consolidated financial statements included elsewhere in this Form 10‑K.
For the year ended December 31, 2024, net cash used in investing activities consists primarily of capital expenditures which were partially offset by proceeds from the BMI Sale.
Net Cash Provided by (Used in) Financing Activities

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash provided by (used in) financing activities	$47,338	$(9,474)
For the year ended December 31, 2025, net cash provided by financing activities reflects $55.0 million of proceeds received from borrowings under the 2020 Revolving Credit Agreement partially offset by repayments of financing obligations.
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
Intangible Assets
As of December 31, 2025, we had $467.7 million of indefinite-lived and definite-lived intangible assets, which represented 49.7% of our total assets. The Company's indefinite-lived intangible assets are comprised primarily of FCC licenses. We perform annual impairment tests of our indefinite-lived intangible assets as of December 31 of each year and on an interim basis if events or circumstances indicate that indefinite-lived intangible assets may be impaired. Impairment exists when the asset carrying amounts exceed their respective fair values and the excess is then recorded as an impairment charge to operations.
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
Below are the key assumptions used in our annual impairment assessment:

December 31, 2025
Discount rate	10.0%
Long-term revenue growth rate	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	17% – 25%
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

Sensitivity (100 bps change)	Change in Fair Value (in thousands)
Discount rate	$51,841
Long-term revenue growth rate	$35,053
Mature operating profit margin for average stations in the markets where the Company operates	$37,074

The Company determines the fair value of the indefinite-lived trademarks utilizing the relief-from-royalty method of the income approach. See Note 5, "Intangible Assets," in the notes to the accompanying audited consolidated financial statements included elsewhere in the Form 10-K for further discussion of the annual impairment tests performed of our indefinite-lived intangible assets.
The Company's definite-lived intangible assets consist primarily of affiliate and producer relationships, which are amortized over the period of time the intangible assets are expected to contribute directly or indirectly to the Company's future cash flows. The Company reviews the carrying amount of its definite-lived intangible assets, primarily of affiliate and producer relationships, for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2025 and 2024, was $2.5 million and $4.7 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the awards, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made. For market-based awards, the grant date fair value is estimated using a Monte Carlo simulation of the Company’s total shareholder return relative to companies within the Russell 2000 index and amortized over the requisite performance period.
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
On July 4, 2025, a new tax law was signed, providing a permanent extension for several business tax provisions originally enacted under the Tax Cuts and Jobs Act. The new tax law includes a reinstatement of 100% bonus depreciation, the immediate deduction of domestic research and experimental expenditures, and a reversion to the business interest expense limitation. While these tax provisions resulted in additional net operating losses in the current period, the change in tax law did not have a material impact on the Company's financial position, results of operations, or effective tax rate for the year ended December 31, 2025.
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
Chapter 11 Cases

See "Current Bankruptcy Proceedings” within Item 1, "Business" Item 1A, “Risk Factors” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations-Current Bankruptcy Proceedings” within Part II, Item 7, for additional information about the Chapter 11 Cases.
Nielsen Litigation

On October 16, 2025, Cumulus Media New Holdings Inc. filed a complaint against The Nielsen Company (US) LLC (“Nielsen”) in the United States District Court for the Southern District of New York (the “District Court”) (Civil Action No. 1:25-cv-08581) asserting claims for illegal monopolization under federal and state antitrust laws (the “Complaint”). The Complaint alleges, among other things, that Nielsen has engaged in anticompetitive conduct by conditioning access to its national radio ratings data on the mandatory purchase of local market ratings data in every market where we own stations (the “Tying Policy”). The Complaint seeks monetary relief in the form of treble damages, injunctive relief prohibiting Nielsen from continued antitrust violations, and declaratory relief in the form of a declaration that Nielsen’s Tying Policy is unlawful and anticompetitive.

On February 2, 2026, Nielsen answered the Complaint and asserted three counterclaims against the Company, alleging, among other things, that (i) the Company breached its services agreement with Nielsen (the “Services Agreement”) by providing Nielsen’s ratings to an unauthorized third party, (ii) the Company engaged in and facilitated unfair competition by providing Nielsen’s ratings to a competitor, and (iii) an actual and justiciable controversy exists between the parties regarding whether the Company breached the Services Agreement (collectively, the “Counterclaims”). Nielsen’s Counterclaims seek monetary relief in the form of actual damages (including direct, indirect, and consequential damages, plus applicable interest), declaratory relief in the form of a declaration that the Company breached the Services Agreement, and injunctive relief prohibiting the Company from sharing Nielsen data with unauthorized parties.

On March 11, 2026, in light of the filing of the Chapter 11 Cases, the District Court stayed Cumulus’ claims against Nielsen until further order of the District Court, and stayed Nielsen’s counterclaims against Cumulus until the earlier of (i) the termination of the automatic stay in bankruptcy, or (ii) entry of an order by the Bankruptcy Court lifting the stay of Nielsen’s counterclaims.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed and is included within selling, general, and administrative expenses on the Consolidated Statement of Operations. For the years ended December 31, 2025 and 2024, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $78.4 million and $66.1 million, respectively; and (2) trade and barter expenses of $73.1 million and $64.6 million, respectively.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2025.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and CEO and CFO, the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Mary G. Berner	/s/ Francisco J. Lopez-Balboa

President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended December 31, 2025.

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

Securities Authorized for Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2025, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities, if applicable, and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	—	$—	1,725,368
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	—	$—	1,725,368
Pursuant to the Plan, if the Plan is confirmed by the Bankruptcy Court all of the equity interests in the Company (including securities outstanding under our equity compensation plans) are expected to be cancelled or extinguished on the date that the Company emerges from bankruptcy.

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
(3) Exhibits
EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Third Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.'s Quarterly Report on Form 8-K filed with the SEC on March 10, 2025)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3	Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4	First Supplemental Indenture, dated as of May 2, 2024, between Cumulus Media New Holdings Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.5	Indenture, dated as of May 2, 2024, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.6	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.7	Form of 8.000% Senior Secured First Lien Note due 2029 (included in Exhibit 4.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.1 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *	Cumulus Media Inc. 2020 Equity and Incentive Compensation Plan (as amended and restated as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 27, 2023)

10.4 *	Description of 2022 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.5 *	Description of 2023 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.6 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.7 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.8 *	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.9 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.10 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.11 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.11 *
Form of Cash Based Performance Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.12 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.12 *	Form of Cash Based Performance Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.13*	Form of Cash Based Performance Unit Agreement (Non-senior Executive)

10.14*	Form of Cash Based Performance Unit Agreement (Senior Executive)

10.15 *	Employment Agreement, dated November 29, 2011, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.16 *	First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.17 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.18 *	Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.19	Fifth Amendment to Employment Agreement, dated June 10, 2025, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.20 *	Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.21 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.22 *	Employment Agreement, dated as of January 1, 2015, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.23 *	First Amendment to Employment Agreement, dated February 19, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.21 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.24 *	Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.22 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.25 *	Third Amendment to Employment Agreement, dated September 26, 2017, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.23 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.26 *	Fourth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.24 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.27 *	Fifth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.28 *	Sixth Amendment to Employment Agreement, dated June 18, 2024, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.29 *	Employment Agreement, dated as of July 21, 2014, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.30 *	First Amendment to Employment Agreement, dated as of November 13, 2015, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.31 *	Second Amendment to Employment Agreement, dated as of February 19, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.32 *	Third Amendment to Employment Agreement, dated August 12, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.33 *	Fourth Amendment to Employment Agreement, dated September 17, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.27 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.34 *	Fifth Amendment to Employment Agreement, dated December 10, 2018, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.28 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.35 *
Sixth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.29 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.36 *	Seventh Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.37 *	Eighth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.'s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.38 *	Employment Agreement, dated November 29, 2023, by and between Cumulus Media New Holdings Inc. and Collin R. Jones (incorporated by reference to Exhibit 10.31 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.39	Transaction Support Agreement, dated as of April 18, 2024, by and among Cumulus Media Inc., Cumulus Media New Holdings Inc. and the Ad-Hoc Group (as defined therein) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on April 19, 2024)

10.40	Credit Agreement, dated as of September 26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.'s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.41	Second Amendment to the Credit Agreement, dated as of June 9, 2023, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc. ("Holdings"), each of the restricted subsidiaries of Holdings signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 13, 2023)

10.42	Term Loan Exchange Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., the Cumulus Media New Holdings Inc. ("Holdings"), certain subsidiaries of the Holdings, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.43	Credit Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., the Cumulus Media New Holdings Inc. ("Holdings"), certain subsidiaries of the Holdings, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.44**	Amendment No. 1 to Credit Agreement, dated as of February 9, 2026, by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., the other Borrowers party thereto, Cumulus Texas, LLC, and the Lenders party thereto

10.45	Amended Credit Agreement, reflecting amendments to that certain Credit Agreement, dated as of September 26, 2019, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.46	ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.47	Fifth Amendment to the ABL Credit Agreement, dated as of June 3, 2022, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on June 8, 2022)

10.48	Sixth Amendment to the ABL Credit Agreement, dated as of May 2, 2024, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.49	Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s
Quarterly Report on Form 10-Q filed with the SEC on November 5, 2020)

10.50***
Restructuring Support Agreement, dated as of March 4, 2026, by and among the Company Parties and the Consenting 2029 Holders (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2026)

10.51*	Engagement Agreement, dated as of March 4, 2026, by and between Cumulus Media Inc. and Elizabeth Abrams

10.52*	Engagement Agreement, dated as of March 4, 2026, by and between Cumulus Media Inc. and David Tolley

19.1**	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

21.1 **	Subsidiaries

23.1 **	Consent of PricewaterhouseCoopers LLP

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

97.1*	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
**	Filed or furnished herewith

***	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the SEC upon request. In addition, certain portions of the exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K. The Company hereby undertakes to furnish supplementally an unredacted copy of the exhibit upon request by the SEC.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of April 2026.

Cumulus Media Inc.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa Executive Vice President, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mary G. Berner	President, Chief Executive Officer (Principal Executive Officer) and Director	April 10, 2026
Mary G. Berner

/s/ Francisco J. Lopez-Balboa	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	April 10, 2026
Francisco J. Lopez-Balboa

/s/ Andrew W. Hobson	Director	April 10, 2026
Andy W. Hobson

/s/ Elizabeth Abrams	Director	April 10, 2026
Elizabeth Abrams

/s/ Deborah A. Farrington	Director	April 10, 2026
Deborah A. Farrington

/s/ Carol Flaton	Director	April 10, 2026
Carol Flaton

/s/ Steven M. Galbraith	Director	April 10, 2026
Steven M. Galbraith

/s/ David M. Tolley	Director	April 10, 2026
David M. Tolley

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has outstanding debt and has filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code which resulted in an event of default of its debt instruments that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FCC Broadcast Licenses Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s indefinite-lived intangible assets include Federal Communications Commission (“FCC”) broadcast licenses of $407.9 million as of December 31, 2025. Management performs annual impairment testing as of December 31 of each year and on an interim basis if events or circumstances indicate that the indefinite-lived intangible assets may be impaired. Management determined that the geographic markets are the appropriate unit of accounting for FCC license impairment testing and therefore management has combined the FCC licenses within each geographic market cluster into a single unit of accounting for impairment testing purposes. In order to determine the fair value of the FCC licenses, management utilized the income approach, specifically the Greenfield Method. This method values a license by calculating the value of a hypothetical start-up company that initially has no assets except the asset to be valued (the license). Management’s projections used in the Greenfield Method for its FCC broadcast licenses included significant judgments and assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates, long-term revenue growth rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to FCC broadcast licenses impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the FCC broadcast licenses, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the mature operating profit margin for average stations in the markets where the Company operates, the long-term revenue growth rate, and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the Company’s FCC broadcast licenses. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the projections used in the Greenfield Method (iii) testing the completeness and accuracy of underlying data used in the valuation method; and (iv) evaluating the significant assumptions used by management related to the mature operating profit margin for average stations in the markets where the Company operates, the long-term revenue growth rate, and the discount rate. Evaluating management’s assumptions relating to the mature operating profit margin for average stations in the markets where the Company operates and long-term revenue growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the consistency with external market and industry data, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
April 10, 2026
We have served as the Company’s auditor since 2008.

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81,979	$63,836
Accounts receivable, less allowance for doubtful accounts of $4,097 and $4,540 at December 31, 2025 and 2024, respectively	134,136	161,986
Trade receivable	7,251	2,854
Prepaid expenses and other current assets	19,481	19,375
Total current assets	242,847	248,051
Property and equipment, net	120,765	161,271
Operating lease right-of-use assets	102,387	102,183
Broadcast licenses	407,908	518,165
Other intangible assets, net	59,782	76,957
Other assets	7,271	12,022
Total assets	$940,960	$1,118,649
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$104,133	$105,025
Current portion of operating lease liabilities	27,456	26,323
Trade payable	2,480	2,430
Current portion of debt	23,870	—
Total current liabilities	157,939	133,778
Long-term debt	694,808	669,041
Operating lease liabilities	96,104	99,343
Financing liabilities, net	176,194	199,691
Other liabilities	7,436	7,520
Deferred income tax liabilities	—	2,325
Total liabilities	1,132,481	1,111,698
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 23,023,497 and 22,204,290 shares issued; 17,208,386 and 16,723,074 shares outstanding at December 31, 2025 and 2024, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 231,698 and 312,041 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Treasury stock, at cost, 5,815,111 and 5,481,216 shares at December 31, 2025 and 2024, respectively	(47,107)	(46,833)
Additional paid-in-capital	360,945	358,441
Accumulated deficit	(505,359)	(304,657)
Total stockholders' (deficit) equity	(191,521)	6,951
Total liabilities and stockholders' (deficit) equity	$940,960	$1,118,649

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024
Net revenue	$741,695	$827,076
Operating expenses:
Content costs	271,341	324,245
Selling, general & administrative expenses	378,058	376,836
Depreciation and amortization	54,336	59,123
Corporate expenses	67,464	80,687
(Gain) loss on sale or disposal of assets or stations	(2,616)	1,368
Impairment of assets held for sale	1,420	—
Impairment of intangible assets	109,829	224,481
Total operating expenses	879,832	1,066,740
Operating loss	(138,137)	(239,664)
Non-operating expense:
Interest expense	(65,228)	(68,775)
Interest income	995	531
Gain on early extinguishment of debt	—	170
Other (expense) income, net	(108)	14,719
Total non-operating expense, net	(64,341)	(53,355)
Loss before income taxes	(202,478)	(293,019)
Income tax benefit	1,776	9,765
Net loss	$(200,702)	$(283,254)
Basic and diluted loss per common share (see Note 12, "Loss Per Share"):
Basic: Loss per share	$(11.55)	$(16.79)
Diluted: Loss per share	$(11.55)	$(16.79)
Weighted average basic common shares outstanding	17,382,088	16,874,263
Weighted average diluted common shares outstanding	17,382,088	16,874,263
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2025 and 2024
(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2023	16,237,939	$—	312,041	$—	5,218,736	$(45,747)	$353,732	$(21,403)	$286,582
Net loss	—	—	—	—	—	—	—	(283,254)	(283,254)
Shares returned in lieu of tax payments	—	—	—	—	262,480	(1,086)	—	—	(1,086)
Conversion of Class B common stock	—	—	—	—	—	—	—	—	—
Issuance of common stock	485,135	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,709	—	4,709
Treasury stock purchased under share repurchase program	—	—	—		—	—	—	$—	$—
Balance at December 31, 2024	16,723,074	$—	312,041	$—	5,481,216	$(46,833)	$358,441	$(304,657)	$6,951
Net loss	—	—	—	—	—	—	—	(200,702)	(200,702)
Shares returned in lieu of tax payments	—	—	—	—	333,895	(274)	—	—	(274)
Conversion of Class B common stock	80,343	—	(80,343)	—	—	—	—	—	—
Issuance of common stock	404,969	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	2,504	—	2,504
Balance at December 31, 2025	17,208,386	$—	231,698	$—	5,815,111	$(47,107)	$360,945	$(505,359)	$(191,521)

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(200,702)	$(283,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,336	59,123
Amortization and write-off of debt issuance costs	1,018	1,248
Amortization of debt discount	(5,904)	(3,660)
Provision for doubtful accounts	3,898	2,495
(Gain) loss on sale of assets or stations	(2,616)	1,368
Gain on sale of BMI	—	(14,846)
Impairment of right-of-use assets	—	2,844
Impairment of intangible assets	109,829	224,481
Impairment of assets held for sale	1,420	—
Deferred income taxes	(2,325)	(10,000)
Stock-based compensation expense	2,504	4,709
Gain on early extinguishment of debt	—	(170)
Non-cash interest expense on financing liabilities	2,981	4,024
Non-cash imputed rental income	(5,005)	(4,929)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	27,696	21,725
Trade receivable	(4,397)	(1,359)
Prepaid expenses and other current assets	(545)	5,169
Operating leases, net	(2,311)	(1,370)
Other assets	222	(1,261)
Accounts payable and accrued expenses	(1,623)	(11,459)
Trade payable	50	278
Other liabilities	138	1,725
Net cash used in operating activities	(21,336)	(3,119)
Cash flows from investing activities:
Proceeds from sale of assets or stations	12,378	56
Proceeds from sale of BMI	—	14,846
Proceeds from insurance reimbursement	—	331
Capital expenditures	(20,237)	(19,464)
Net cash used in investing activities	(7,859)	(4,231)
Cash flows from financing activities:
Repayment of borrowings under Senior Notes due 2026	—	(330)
Borrowings under the 2020 revolving credit facility	55,000	—
Financing costs on Revolving Credit Agreement	—	(275)
Shares returned in lieu of tax payments	(274)	(1,086)
Repayments of financing liabilities	(6,272)	(6,697)
Repayments of finance lease obligations	(1,116)	(1,086)
Net cash provided by (used in) financing activities	47,338	(9,474)
Increase (decrease) in cash and cash equivalents	18,143	(16,824)
Cash and cash equivalents at beginning of period	63,836	80,660
Cash and cash equivalents at end of period	$81,979	$63,836

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
Nature of Business
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 393 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, US Soccer, AP News, and the Academy of Country Music Awards, across more than 7,800 affiliated stations through Westwood One, a leading national audio network; and inspires listeners through the Cumulus Podcast Network, an established and influential platform for original podcasts that are smart, entertaining, and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
Basis of Presentation
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Current Bankruptcy Proceedings
On March 4, 2026 (the “Petition Date”), the Company and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) began filing voluntary petitions to commence cases (the “Chapter 11 Cases”) pursuant to Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"), to implement a joint prepackaged plan of reorganization (the “Plan”) effectuating a comprehensive debt restructuring (the “Restructuring”) in accordance with the Restructuring Support Agreement (as defined below) and the ABL Commitment Letter (as defined below). Certain direct and indirect subsidiaries of the Company did not file for Chapter 11 relief, including (a) eight companies that hold FCC Licenses and (b) two companies that are designated as “Non-Significant Subsidiaries” under the Debtors’ prepetition debt documents. The Debtors also own interests in various joint ventures and partnerships, none of which are Debtors.
On March 4, 2026, prior to initiating filing of the Chapter 11 Cases, the Company commenced the solicitation of votes on the Plan from eligible holders (“Solicitation”) with a related disclosure statement (“Disclosure Statement”). The Chapter 11 Cases are being jointly administered for administrative purposes only under the caption In re Cumulus Media Inc., et al., Case No. 26-90346 (ARP). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
On March 4, 2026, prior to launching the Solicitation, the Debtors entered into a (i) restructuring support agreement (together with all schedules, annexes, and exhibits attached thereto, the “Restructuring Support Agreement”) with an ad hoc group of (a) certain lenders (the “Consenting 2029 Term Loan Lenders”) of the Company’s outstanding term loans (the "2029 Term Loans") under the 2029 Credit Agreement (as defined herein) and (b) certain holders (the “Consenting 2029 Noteholders” and, together with the Consenting 2029 Term Loan Lenders, the “Consenting 2029 Holders”) of the Company’s Senior Notes due 2029 (as defined herein) issued under the 2029 Notes Indenture (as defined herein) and (ii) that certain commitment letter (together with all schedules, annexes, and exhibits attached thereto, the “ABL Commitment Letter”) with Fifth Third Bank, as administrative agent, and the lenders from time to time party (the “ABL Parties”) to that certain Credit Agreement, dated as of March 6, 2020 (the “ABL Credit Agreement” and the facility thereunder, the “Existing ABL Credit Facility”). As of March 31, 2026, the Consenting 2029 Holders that were party to the Restructuring Support Agreement held, in the aggregate, approximately 83% of the 2029 Term Loans and the Senior Notes due 2029. Pursuant to the Restructuring Support Agreement, the Consenting 2029 Holders have agreed, subject to certain terms and conditions, to, among other things, support the Plan.

On March 5, 2026, the Debtors filed the Plan with the Bankruptcy Court. The following is a summary of the material terms of the transactions contemplated by the Restructuring Support Agreement and the Plan (the "Restructuring Transactions"):

•all existing equity securities of the Company, including the Class A common stock and Class B common stock, shall be cancelled and the holders of such interests will not receive or retain any recovery or distribution;

•each holder of a claim under the Existing ABL Credit Facility shall receive its pro rata share of new loans under an amended and restated ABL Credit Agreement;

•each holder of a secured claim under the 2029 Credit Agreement and the 2029 Indenture shall receive its pro rata share of (a) $50 million of newly issued convertible notes (the “Exit Convertible Notes”) and (b) new Class A and Class B common stock (the “New Common Stock”) issued by the reorganized Company (the “Reorganized Company”) and/or warrants that are exercisable for New Common Stock (the “Special Warrants”), which New Common Stock (inclusive of the shares issuable upon the full exercise of the Special Warrants) will constitute, in the aggregate, 95% of the New Common Stock issued on the effective date of the Plan (the “Plan Effective Date”), subject to dilution on account of the 10% of the New Common Stock reserved for the management incentive plan (the “MIP Equity”);

•each holder of claims under the 2026 Credit Agreement and 2026 Indenture (each, as defined below) and each holder of deficiency claims under the 2029 Credit Agreement and the 2029 Indenture shall receive its pro rata share of the New Common Stock and/or Special Warrants, which New Common Stock (inclusive of the shares issuable upon the full exercise of the Special Warrants) will constitute, in the aggregate, 5% of the New Common Stock issued on the Plan Effective Date, subject to dilution on account of the MIP Equity;

•each holder of a General Unsecured Claim (as defined in the Plan) shall be paid in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to its claim; and

•certain other holders and creditors will receive treatment as detailed in the Plan.

The Restructuring Support Agreement contains various milestones (the “Milestones”), or dates by which the Debtors are required to, among other things, obtain certain orders of the Bankruptcy Court and consummate the Restructuring Transactions, including the following:

•the Debtors shall launch the Solicitation by no later than March 4, 2026 (the “Solicitation Milestone”);

•by no later than three days after the Petition Date, the Bankruptcy Court shall have entered an order setting the date of the hearing to confirm the Plan and an interim order approving the Company’s use of cash collateral (the “Scheduling Milestone”);

•by no later than 30 days after the Petition Date, the Bankruptcy Court shall have entered an order authorizing and approving the Company’s use of cash collateral on a final basis and setting forth the terms and conditions for such use (the “Final Cash Collateral Order”); provided, that this Milestone may be extended by the Debtors by up to 25 days if the purpose of such extension is solely to align the hearing on the Final Cash Collateral Order with the hearing to consider confirmation of the Plan (the “Cash Collateral Milestone”);

•by no later than 55 days after the Petition Date, the Bankruptcy Court shall have entered an order confirming the Plan (the “Confirmation Order”); and

•by no later than 75 days after entry of the Confirmation Order, the Plan Effective Date shall have occurred; provided, that this Milestone may be extended by the Debtors by up to 120 days solely to the extent the Debtors have otherwise complied with the Restructuring Support Agreement and the definitive documents and all conditions to the Plan Effective Date have been satisfied other than (i) the receipt of required regulatory or other governmental approvals and (ii) any conditions that, by their nature, can only be satisfied on the Plan Effective Date.
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone.
The Company does not expect any adverse operational impact from the Restructuring and plans to continue to operate and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On March 5, 2026, the Debtors filed several “first day” motions seeking the Bankruptcy Court's approval to, among other things, pay prepetition employee wages, salaries, compensation, and benefits, honor certain obligations to on-air talent and other programming vendors, pay prepetition taxes and fees to government authorities, and pay certain trade creditors in the ordinary course of business. The Bankruptcy Court entered orders on March 5, 2026 granting the relief sought in the first day motions, which relief enables the Company to maintain its workforce, preserve critical vendor relationships, and conduct business operations without interruption during the Chapter 11 Cases.
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
On the effective date of the Plan, our outstanding Class A common stock and Class B common stock will be canceled, released, discharged and extinguished and the Reorganized Company will issue the New Common Stock and warrants to purchase the New Common Stock, which will be distributed to debt holders. Under the Plan, the Reorganized Company does not intend to list the New Common Stock on the NYSE, NASDAQ or any other national securities exchange or over-the-counter market, or be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations, to the extent permitted by applicable law.
Although the Company intends to pursue the Restructuring in accordance with the terms in the Restructuring Support Agreement and the Plan, there can be no assurance that the Company will be successful in completing a restructuring or any similar transaction on the terms set forth in the Restructuring Support Agreement and the Plan, on different terms, or at all. Consummation of the Restructuring Transactions is subject to, among other things, approval of the Plan by the Bankruptcy Court and the satisfaction or waiver of certain conditions, including the receipt of approval from the Federal Communications Commission (“FCC”) for the emergence of the debtors from Chapter 11 protection and their expected ownership. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan to begin on April 15, 2026.
The filing of the Chapter 11 Cases was a subsequent event and not reflected within these financial statements as of the balance sheet date.
Liquidity and Going Concern Considerations
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including currently available funds and forecasted future cash flows, and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Annual Report on Form 10-K. As of December 31, 2025, the Company was in compliance with all required debt and related financial covenants. As of that date, the Company was evaluating a number of strategic alternatives, including restructuring, refinancing or amending the Company’s debt. During the first quarter of 2026, the Company was unable to reach satisfactory resolution of those strategic alternatives, and determined that filing the Chapter 11 Cases was in the best interests of the Company and its stakeholders. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under its debt instruments, as further described in Note 7, “Debt.” Based on the Company's filing for relief under Chapter 11 of the Bankruptcy Code which constituted an event of default under certain of the Company’s debt documents as described above, as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Annual Report on Form 10-K.
The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the ability to continue as a going concern. The consolidated financial statements do not reflect or include any future consequences related to Chapter 11 relief or the Company's emergence from Chapter 11.
Segment Reporting
The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. The Company’s Chief Executive Officer, its Chief Operating Decision Maker ("CODM"), is regularly provided financial information consistent with the Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated net loss and consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes content costs, selling, general and administrative expenses, and corporate expenses at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are depreciation and amortization, (gain) loss on sale or disposal of assets or stations, impairment of assets held for sale, impairment of intangible assets, interest expense, interest income, gain on early extinguishment of debt, other (expense) income, net and income tax benefit, which are reflected in the Consolidated Statement of Operations.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the years ended December 31, 2025 and 2024, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
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
Property and Equipment
Property and equipment are stated at cost. Major additions or improvements are capitalized, including interest expense when material, while repairs and maintenance are charged to expense when incurred. Property and equipment acquired in business combinations accounted for under the acquisition method of accounting are recorded at their estimated fair values on the date of acquisition. Equipment held under finance leases are stated at the present value of minimum future lease payments. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized in the Consolidated Statement of Operations.
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
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. The Company measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. During the second quarter of 2025, the Company entered into agreements to sell certain assets, including land and a building in Nashville, Tennessee (the "Nashville Sale"). The Company recorded a $1.4 million impairment to adjust the carrying amount of assets held for sale to fair value less estimated costs to sell. The impairment is included in the Impairment of assets held for sale financial statement line item in the Company's Consolidated Statements of Operations. As of December 31, 2025 and 2024, assets held for sale were not material.
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
Intangible Assets
As of December 31, 2025, the Company's intangible assets were comprised of FCC licenses and certain other intangible assets. Intangible assets acquired in a business combination which are determined to have an indefinite useful life, including the Company's FCC licenses, are not amortized, but instead tested for impairment at least annually, or if a triggering event occurs. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In determining that the Company's FCC licenses qualified as indefinite-lived intangibles, management considered a variety of factors including the FCC's historical record of renewing broadcasting licenses, the cost to the Company of renewing such licenses and the relatively low level of capital investment required to maintain a radio station. The Company's evaluation of the recoverability of its indefinite-lived assets, which include FCC licenses, is based on certain judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset's carrying amount is not recoverable, a write-down of the asset would be recorded through a charge to operations.
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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed and is included within selling, general, and administrative expense on the Consolidated Statement of Operations. For the years ended December 31, 2025 and 2024, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $78.4 million and $66.1 million, respectively; and (2) trade and barter expenses of $73.1 million and $64.6 million, respectively.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2025 and 2024, the advertising costs incurred were $7.0 million and $7.3 million, respectively.
Stock-based Compensation Expense
Stock-based compensation expense recognized for the years ended December 31, 2025 and 2024, was $2.5 million and $4.7 million, respectively. For awards with service conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. In addition, the Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. The fair value of stock options is determined by the Company's stock price, historical stock price volatility, the expected term of the award, risk-free interest rates and expected dividends. The fair value of time-based and performance-based restricted stock awards is the quoted market value of our stock on the grant date. For performance-based restricted stock awards, the Company evaluates the probability of vesting of the awards in each reporting period. In the event the Company determines it is no longer probable that the minimum performance criteria specified in the award will be achieved, all previously recognized compensation expense will be reversed in the period such a determination is made. For market-based awards, the grant date fair value is estimated using a Monte Carlo simulation of the Company’s total shareholder return relative to companies within the Russel 2000 index and amortized over the requisite performance period.
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
On July 4, 2025, a new tax law was signed, providing a permanent extension for several business tax provisions originally enacted under the Tax Cuts and Jobs Act. The new tax law includes a reinstatement of 100% bonus depreciation, the immediate deduction of domestic research and experimental expenditures, and a reversion to the business interest expense limitation. While these tax provisions resulted in additional net operating losses in the current period, the change in tax law did not have a material impact on the Company's financial position, results of operations, or effective tax rate for the year ended December 31, 2025.
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
Financing Liability
Included within Financing liabilities, net, on the Consolidated Balance Sheet, is a sale leaseback for certain land and buildings in Culver City, CA, that did not qualify for sales recognition treatment. During the first quarter of 2025, the leaseback period expired and the Company renewed the lease for only one of the three buildings and related land. As a result, we removed $12.3 million of fixed assets and related financing liability for the buildings and related land that were not renewed. No gain or loss was recognized on this non-cash transaction.
In addition, during the third quarter of 2025 the Company terminated certain site leases under our sale leaseback arrangement with Vertical Bridge REIT, LLC ("Vertical Bridge") which reduced our Financing liabilities, net, financial statement line item on the Company's Consolidated Balance Sheets as of December 31, 2025. See "Note 2 — Dispositions" for further discussion of the site terminations and sale leaseback arrangement.

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Supplemental disclosures of cash flow information:
Interest paid	$66,743	$68,279
Income taxes paid, net of (refunds)	(418)	(1,962)
US Federal	—
Domestic state and local	(418)

Supplemental disclosures of non-cash flow information:
Trade revenue	$78,397	$66,117
Trade expense	73,072	64,612
Property and equipment acquired in exchange for advertising	929	326
Non-cash principal change in financing liabilities	(16,363)	257

The jurisdictions within which income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) are as follows:

Year Ended December 31, 2025
California	$(268)
District of Columbia	(25)
Georgia	(287)
Illinois	(79)
Ohio	(35)
Texas	336
Other	(60)
Total	$(418)

Recently Adopted Accounting Guidance
ASU 2023-09 - Improvements to Income Tax Disclosures ("ASU 2023-09"). In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The standard is effective for fiscal years beginning after December 15, 2024, should be applied prospectively or retrospectively, and allows for early adoption. The Company adopted ASU 2023-09 on a prospective basis, effective for the 2025 tax year. Adoption did not have a material effect on the Company’s financials statements or disclosures.
New Accounting Pronouncements
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
2. Dispositions
Nashville Sale

During the second quarter of 2025, the Company entered into an agreement to sell certain assets, including land and a building in Nashville, Tennessee. The Nashville Sale closed on December 1, 2025, and the Company received proceeds of $9.7 million. Concurrently with the sale, the company entered into a lease agreement for continued use of the space.
Vertical Bridge Land Sale

On August 7, 2020, the Company entered into an agreement with Vertical Bridge for the sale of substantially all of the Company's broadcast communications tower sites and certain other related assets (the "Tower Sale"). The Company completed the initial closing of the Tower Sale on September 30, 2020. In connection with the Tower Sale, the Company entered into individual site leases for the continued use of substantially all of the tower sites that were included in the Tower Sale. As the terms of the Tower Sale arrangement contained a repurchase option, the leaseback was not accounted for as a sale. Accordingly, the carrying amount of the leased back assets remains on the Company's books and continues to be depreciated over their remaining useful lives and a financing liability was established for the proceeds of the sale. On July 24, 2025, Vertical Bridge sold a portion of land underlying one of the sites that was included as a leased back asset under the Tower Sale. Under the terms of the Tower Sale arrangement, the Company received $1.7 million from the sale of land.

Concurrent with the closing of the sale, the Company's option to repurchase the land lapsed. As such, we derecognized the carrying amount of the land parcel and related financing liability. These amounts were not material. Additionally, the Company recorded a gain of $2.0 million on the sale in the (Gain) loss on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2025.
Vertical Bridge Site Terminations

As part of the Tower Sale arrangement, the Company has the option to terminate certain site leases following the last day of the fifth year of the agreement. Effective September 30, 2025, the Company terminated certain site leases under the Vertical Bridge Tower Sale arrangement. The repurchase option lapsed for these individual site leases at the time of termination and the Company wrote off $0.8 million and $2.0 million of assets and financing liability, respectively. The resulting gain of $1.2 million was included in the (Gain) loss on sale or disposal of assets or stations financial statement line item of the Company's Consolidated Statements of Operations for the year ended December 31, 2025.
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

The following tables present revenues disaggregated by revenue source (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Broadcast radio revenue:
Spot	$338,643	$388,830
Network	135,862	175,285
Total broadcast radio revenue	474,505	564,115
Digital	151,277	154,198
Other	115,913	108,763
Net revenue	$741,695	$827,076
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
Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications, and from the sale of digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 393 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as, email marketing, geo-targeted display, video solutions, and search engine marketing, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization.
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
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our Consolidated Statements of Operations. At December 31, 2025 and 2024, the Company recorded an asset of $6.0 million and $6.5 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.
Amortization for the years ended December 31, 2025 and 2024, was $6.5 million and $6.6 million, respectively. No impairment losses have been recognized in the fiscal years ended December 31, 2025 and 2024.
4. Property and Equipment
Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Life	December 31, 2025	December 31, 2024
Land	N/A	$42,214	$61,862
Broadcasting and other equipment	5 to 7 years	128,224	143,992
Computer and capitalized software costs	1 to 5 years	38,102	36,657
Furniture and fixtures	7 years	6,468	7,573
Leasehold improvements	5 years	28,337	27,055
Buildings and towers	20 years	27,672	34,007
Construction in progress	N/A	1,581	749
Property and equipment, gross		272,598	311,895
Less: accumulated depreciation		(151,833)	(150,624)
Property and equipment, net		$120,765	$161,271
Depreciation expense for the years ended December 31, 2025 and 2024, was $36.9 million and $41.6 million, respectively.
The Company capitalizes certain costs related to software developed or obtained for internal use in accordance with ASC 350-40, Intangibles-Goodwill and Other-Internal Use Software. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. There was no impairment of capitalized internally developed software costs for the years ended December 31, 2025 and 2024.

5. Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2025 and 2024 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2023	$741,716	$19,020	$145,000	$13,507	$919,243
Dispositions	(1,705)	(2)	—	(2)	(1,709)
Impairment charges	(221,846)	(2,635)	—	—	(224,481)
Balance as of December 31, 2024	$518,165	$16,383	$145,000	$13,505	$693,053

Accumulated Amortization
Balance as of December 31, 2023	$—	$—	$(73,235)	$(8,379)	$(81,614)
Amortization Expense	—	—	(14,819)	(1,498)	(16,317)
Balance as of December 31, 2023	$—	$—	$(88,054)	$(9,877)	$(97,931)
Net Book Value as of December 31, 2024	$518,165	$16,383	$56,946	$3,628	$595,122

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	FCC licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2024	$518,165	$16,383	$145,000	$13,505	$693,053
Dispositions	(1,249)	(27)	—	(33)	(1,309)
Impairment charges	(109,008)	(821)	—	—	(109,829)
Balance as of December 31, 2025	$407,908	$15,535	$145,000	$13,472	$581,915

Accumulated Amortization
Balance as of December 31, 2024	$—	$—	$(88,054)	$(9,877)	$(97,931)
Amortization Expense	—	—	(14,818)	(1,499)	(16,317)
Dispositions	—	—	—	23	23
Balance as of December 31, 2025	$—	$—	$(102,872)	$(11,353)	$(114,225)
Net Book Value as of December 31, 2025	$407,908	$15,535	$42,128	$2,119	$467,690
Total amortization expense related to the Company's definite-lived intangible assets was $16.3 million for both years ended December 31, 2025 and 2024.

As of December 31, 2025, future amortization expense related to the Company's definite-lived intangible assets was estimated as follows (dollars in thousands):

2026	$15,065
2027	12,442
2028	11,818
2029	4,922
2030	—
Thereafter	—
Total definite-lived intangibles, net	$44,247
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
The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. As part of this assessment, the Company considers current and expected future economic and market conditions and other potential indicators of impairment. No impairment indicators were identified related to the definite-lived intangible assets during 2025. In the fourth quarter of 2024, given the Company's full year operating loss, a triggering event was deemed to have occurred and a recoverability test was performed. The results indicated that the long-lived assets were recoverable and no impairment was recognized.
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
Below are the key assumptions used in our annual impairment assessments:

	December 31, 2025	December 31, 2024
Discount rate	10.0%	10.0%
Long-term revenue growth rate	(0.75)%	(0.75)%
Mature operating profit margin for average stations in the markets where the Company operates	17% – 25%	19% –25%

As a result of the annual impairment test as of December 31, 2025, we recorded a $109.0 million impairment charge. The impairment charge was primarily driven by changes in mature operating profit margin assumptions and reductions in forecasted revenues in our served markets. The reduction in forecasted revenues was largely attributable to uncertainty surrounding the current outlook for traditional media advertising spending and general macroeconomic conditions. As a result of the annual impairment test as of December 31, 2024, the Company recorded a $221.8 million impairment charge which was primarily driven by changes in mature operating profit margin assumptions, an increase in the discount rate, and reductions in forecasted revenues in our served markets. The impairment charges are recorded within Impairment of intangible assets on the Consolidated Statements of Operations.
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
Trademarks
The Company determined the fair value of the trademarks utilizing the relief-from-royalty method of the income approach. As a result of the annual trademark impairment tests as of December 31, 2025 and 2024, we recorded impairment charges of $0.8 million and $2.6 million, respectively, driven primarily by reductions in forecasted revenues. The impairment charges are recorded within Impairment of intangible assets on the Consolidated Statements of Operations.

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following (dollars in thousands):

	December 31, 2025	December 31, 2024
Accrued employee costs	$17,156	$20,249
Accrued third party content costs	8,417	13,522
Accounts payable	14,582	10,575
Financing liability	9,015	8,154
Accrued interest	12,318	12,786
Accrued other	42,645	39,739
Total accounts payable and accrued expenses	$104,133	$105,025
7. Debt
The following table summarizes the Company’s short-term and long-term debt as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Short-Term Debt
Term Loan due 2026	$1,203	$—
Senior Notes due 2026	22,697	—
Less: unamortized debt issuance costs	(30)	—
Total short-term debt, net	$23,870	$—
Long-Term Debt
Term Loan due 2026	$—	$1,203
Senior Notes due 2026	—	22,697
Term Loan due 2029 (1)	323,569	326,514
Senior Notes due 2029 (2)	318,225	321,181
2020 Revolving Credit Facility	55,000	—
Less: unamortized debt issuance costs	(1,986)	(2,554)
Total long-term debt, net	$694,808	$669,041

Future maturities of the Company's long-term debt are as follows (dollars in thousands):

2026	$23,900
2027	—
2028	—
2029 (1) (2)	673,217
2030	—
Thereafter	—
Total	$697,117
(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of December 31, 2025, $11.7 million of the difference is unamortized.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which will be amortized to interest expense (thereby reducing interest expense) over the life of the debt. As of December 31, 2025, $11.9 million of the difference is unamortized.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the following instruments (the “Debt Instruments”):
•the ABL Credit Agreement;
•the 2026 Credit Agreement;
•the 2026 Indenture;
•the 2029 Credit Agreement; and
•the 2029 Indenture.
The Debt Instruments provide that as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
Except for interest owing under the 2020 Revolving Credit Agreement, the Company has ceased paying interest on its prepetition debt obligations during the pendency of the Chapter 11 Cases. The Debtors have agreed to pay interest during the Chapter 11 Cases on the prepetition obligations under the 2020 Revolving Credit Agreement in accordance with the orders of the Bankruptcy Court authorizing the Debtors’ use of cash collateral.
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
The maturity date of the Term Loan due 2026 is March 31, 2026.
The 2026 Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2026 Credit Agreement include, among others, the failure to pay when due the obligations owing thereunder and the occurrence of bankruptcy or insolvency events. Upon the occurrence of an event of default, the Administrative Agent (as defined in the 2026 Credit Agreement) may, with the consent of, or upon the request of, the required lenders, accelerate the Term Loan due 2026 and exercise any of its rights as a secured party under the 2026 Credit Agreement and the ancillary loan documents provided, that in the case of certain bankruptcy or insolvency events with respect to a borrower, the Term Loan due 2026 will automatically accelerate. Such covenants are not in force during the pendency of the Chapter 11 Cases.
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
As of December 31, 2025, the Company was in compliance with all required covenants under the 2026 Credit Agreement.
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
Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (as amended (including as described below), the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029.
On February 9, 2026, Holdings entered into a first amendment (“Amendment No. 1”) to the 2029 Credit Agreement by and among Holdings, Intermediate Holdings, the Borrowers party thereto, Cumulus Texas, LLC and the Lenders party thereto. Amendment No. 1, among other things, extended the grace period allowed prior to an event of default for the February 10, 2026 interest payment to March 4, 2026, subject to the Company’s achievement of certain milestones, as further described in Amendment No. 1.

The 2029 Credit Agreement contains customary terms and conditions as well as various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. Such covenants are not in force during the pendency of the Chapter 11 Cases. The Term Loan due 2029 and related guarantees are secured by first-priority (with respect to the Term Loan Priority Collateral (as defined in the 2029 Credit Agreement)) and second-priority (with respect to the ABL Priority Collateral (as defined in the 2029 Credit Agreement)) security interests in, subject to permitted liens and certain exceptions, substantially all of the existing and future assets of Holdings and the Existing Guarantors, which assets also secure the 2020 Revolving Credit Agreement (as defined below) and the Senior Notes due 2029 and do not secure the Senior Notes due 2026. In addition, the Term Loan due 2029 is guaranteed by certain subsidiaries that are designated as unrestricted under the Term Loan due 2026 and the Senior Notes due 2026 and secured by first-priority security interests in, subject to permitted liens and certain exceptions, the assets of such subsidiaries. The Senior Notes due 2026 and Term Loan due 2026 do not have the benefit of such additional guarantees and collateral.
As of December 31, 2025, we were in compliance with all required covenants under the 2029 Credit Agreement.
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

The 2020 Revolving Credit Agreement contains representations, covenants and events of default that are customary for financing transactions of this nature. Events of default in the 2020 Revolving Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against Intermediate Holdings or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use, any one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the 2020 Revolving Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the 2020 Revolving Credit Agreement and the ancillary loan documents as a secured party. Such covenants are not in force during the pendency of the Chapter 11 Cases.
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
As of December 31, 2025, $59.8 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $55.0 million and $4.8 million of letters of credit. As of December 31, 2025, Holdings was in compliance with all required covenants under the 2020 Revolving Credit Agreement.
Senior Notes due 2026
On June 26, 2019, Holdings and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the " 2026 Notes Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 were issued on June 26, 2019. The net proceeds from the issuance of the Senior Notes due 2026 were applied to partially repay existing indebtedness under the Term Loan due 2022. In conjunction with the issuance of the Senior Notes due 2026, debt issuance costs of $7.3 million were capitalized and are being amortized over the term of the Senior Notes due 2026.
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
The Senior Notes due 2026 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2026 Notes Indenture.
The Indenture contains representations, covenants and events of default customary for financing transactions of this nature. A default under the Senior Notes due 2026 could cause a default under the Refinanced Credit Agreement. Such covenants are not in force during the pendency of the Chapter 11 Cases.
During the year ended December 31, 2024, the Company repaid $0.5 million principal amount of the Senior Notes due 2026. The repurchase resulted in a gain on extinguishment of debt of $0.2 million. The Senior Notes due 2026 were repurchased with cash on hand. As a result of the repurchases, the Company wrote-off debt issuance costs which were not material.

As of December 31, 2025, Holdings was in compliance with all required covenants under the 2026 Notes Indenture.
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
The 2029 Notes Indenture contains customary terms and conditions as well as various affirmative and negative covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. A default under the Senior Notes due 2029 could cause a default under the 2029 Credit Agreement. Such covenants are not in force during the pendency of the Chapter 11 Cases.
As of December 31, 2025, Holdings was in compliance with all required covenants under the 2029 Notes Indenture.
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

The following table shows the gross amount and fair value of the Term Loans due 2026 and 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices (dollars in thousands):

	December 31, 2025	December 31, 2024
Term Loan due 2026:
Gross value	$1,203	$1,203
Fair value - Level 2	$322	$541
Term Loan due 2029:
Gross value	$323,569	$326,514
Fair value - Level 2	$82,639	$123,179
Senior Notes due 2026:
Gross value	$22,697	$22,697
Fair value - Level 2	$13,817	$18,342
Senior Notes due 2029:
Gross value	$318,225	$321,181
Fair value - Level 2	$78,126	$110,294
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Level 1		Level 2		Level 3
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Cash equivalents	$30,681	$—	$—	$—	$—	$—
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
9. Stockholders' Equity
Beginning on the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. Pursuant to the Plan and Disclosure Statement filed on March 5, 2026, if the Plan is confirmed, all of the equity interests in the Company are expected to be canceled or extinguished on the date that the Company emerges from bankruptcy.
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
As of December 31, 2025, the Company had 23,255,195 aggregate issued shares of common stock, and 17,440,084 outstanding shares consisting of: (i) 23,023,497 issued shares and 17,208,386 outstanding shares designated as Class A common stock; and (ii) 231,698 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On October 27, 2023, the Board of Directors announced a share repurchase program for up to $25.0 million of outstanding Class A common stock. The share repurchase authorization superseded and replaced our prior share repurchase authorization and expired on May 15, 2025. The repurchase program did not require the company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock.
During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
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
Stock Options
The Options granted to Management during fiscal year 2020 had a five year contractual term and vested ratably over four years on the anniversary of the date of grant. The vesting of the awards to Management was also subject to, among other things, each employee's continued employment with the Company.

The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2025 and 2024, as well as stock options that are vested and expected to vest and stock options exercisable as of December 31, 2025 and 2024:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding as of December 31, 2023	313,500	$12.70	1.1	$49
Granted	—	—		—
Exercised	—	—		—
Forfeited and canceled	(16,000)	$14.64		—
Outstanding as of December 31, 2024	297,500	$12.59	0.1	$—
Exercisable as of December 31, 2024	297,500	$12.59	0.1	$—

Outstanding as of December 31, 2024	297,500	$12.59	0.1	$—
Granted	—	—		—
Exercised	—	$—		—
Forfeited and canceled	(297,500)	$12.59		—
Outstanding as of December 31, 2025	—	$—	—	$—
Exercisable as of December 31, 2025	—	$—	—	$—

(1) Amounts represent the difference between the exercise price and the fair value of common stock at each year end for all the "in-the-money" options outstanding based on the fair value per share of common stock as of each respective fiscal year end.

There was no unrecognized compensation cost or remaining weighted-average recognition period related to unvested stock options as of December 31, 2025 and December 31, 2024.
RSUs

Time-based RSUs granted to Management typically vest ratably over four years on the anniversary of the date of grant. Time-based RSUs granted to non-employee directors typically vest in four equal installments on the last day of each calendar quarter, commencing in the quarter in which the award is granted. Performance-based RSUs vest equally over a four-year period based upon annual performance goals, which are established by the Board of Directors at the beginning of each year. Performance-based RSUs vesting may be earned in a range of 0% to 150% of the initial shares awarded.
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

The following table summarizes the activities for our RSUs for the years ended December 31, 2025 and 2024 and the related weighted-average grant date fair value:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023	1,357,262	$7.17
Granted	1,162,360	3.83
Vested	(747,615)	7.57
Forfeited	(122,441)	5.21
Nonvested as of December 31, 2024	1,649,566	$5.29
Granted	199,612	0.52
Vested	(738,864)	5.80
Forfeited	(192,754)	1.74
Nonvested as of December 31, 2025	917,560	$4.60
As of December 31, 2025 and 2024, there was $2.3 million and $5.0 million, respectively, of unrecognized compensation cost related to unvested RSUs. The weighted-average recognition period is 0.8 years and 1.2 years for each period, respectively.
Stock-based compensation expense
The total stock-based compensation expense included in "Corporate expenses" in the accompanying Consolidated Statements of Operations was as follows (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Stock option grants	$—	$27
Restricted stock unit grants	2,504	4,682
Total expense	$2,504	$4,709
The associated tax benefits related to these stock-based compensation awards for the years ended December 31, 2025 and 2024, was $0.7 million and $1.2 million, respectively.
The Company elected to recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.
Liability-classified market-based awards
During the year ended December 31, 2025, the Company granted cash-settled, liability-classified, market-based awards that payout based on the Company's total shareholder return relative to the Russell 2000 Index over a three-year performance period. The awards are measured at fair value using a Monte Carlo simulation and remeasured at each reporting date through compensation expense. For the year ended December 31, 2025 the estimated fair value of these awards was zero, and no liability or compensation expense was recognized.

11. Income Taxes
Income tax (benefit) expense for the Company years ended December 31, 2025 and 2024, consisted of the following (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current income tax expense (benefit)
Federal	$—	$(87)
State and local	549	322
Total current income tax expense	$549	$235

Deferred income tax benefit
Federal	$(903)	$(3,873)
State and local	(1,422)	(6,127)
Total deferred tax benefit	(2,325)	(10,000)
Total income tax benefit	$(1,776)	$(9,765)
Total income tax benefit differed from the amount computed by applying the federal statutory tax rate of 21.0% for the year ended December 31, 2025 as a result of the following (dollars in thousands):

	Year Ended December 31, 2025
Computed income tax benefit at federal statutory rate	$(42,520)	21.0%
State income tax benefit, net of federal tax benefit (1)	(682)	0.3%
Tax credits	(343)	0.2%
Change in federal valuation allowances	40,434	(20.0)%
Nontaxable or nondeductible Items	1,142	(0.6)%
Other adjustments	193	(0.1)%
Net income tax benefit	$(1,776)	0.9%

(1) State taxes in California, Michigan, Pennsylvania, and Texas comprise the majority (greater than 50%) of the tax effect.
Total income tax benefit differed from the amount computed by applying the federal statutory tax rate of 21.0% for the year ended December 31, 2024 as a result of the following (dollars in thousands):

Year Ended December 31, 2024
Computed income tax benefit at federal statutory rate	$(61,534)
State income tax benefit, net of federal tax benefit	(11,564)
Section 162(m) disallowance	1,218
Valuation allowance	61,004
Provision to return	269
Tax credits	(250)
Other adjustments	1,092
Net income tax benefit	$(9,765)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Accounts receivable	$1,020	$1,145
Leases	32,506	36,820
Other liabilities and assets	2,009	5,401
Debt costs	—	334
Interest limitation	47,493	36,173
Financing liabilities	49,188	52,375
Net operating loss	43,992	17,167
Intangible assets	14,058	—
Total deferred income tax assets before valuation allowance	190,266	149,415
Less: valuation allowance	(148,261)	(101,950)
Total deferred tax assets	$42,005	$47,465
Deferred income tax liabilities:
Debt costs	$582	$—
Intangible assets	—	238
Property and equipment	15,485	23,117
Leases	25,938	26,435
Total deferred income tax liabilities	$42,005	$49,790
Total net deferred income tax liabilities	$—	$(2,325)
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
As of December 31, 2025 and 2024, the Company recorded valuation allowances of $148.3 million and $102.0 million, respectively, on the deferred tax assets related to net operating loss carryforwards and other attributes because it is more likely than not that some of the tax benefits will not be realized in the future, primarily from recent losses driven by the impairment of our FCC broadcast licenses.
As of December 31, 2025, the Company had Federal net operating loss carryforwards available to offset future taxable income of approximately $166.5 million, which can be carried forward to future years indefinitely. The Company had state net operating loss carryforwards available to offset future income of approximately $207.1 million which, if not utilized, will expire 2030 through 2045. As of December 31, 2025, the Company had deferred tax assets related to federal and state interest expense disallowance carryforwards of $47.5 million, which are available to offset future taxable income and have an indefinite carryforward period.

As of December 31, 2025, and 2024, the Company had no uncertain tax positions. No interest and penalties were accrued as of December 31, 2025 or 2024.

All federal income tax returns are closed for tax years through 2021. For the majority of state and local tax jurisdictions in which the Company is subject to income tax audits, tax years through 2021 have been closed.
12. Loss Per Share
The Company calculates basic loss per share by dividing net loss by the weighted average number of common shares outstanding. The Company calculates diluted loss per share by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of all outstanding share-based awards, including stock options and restricted stock awards.

For the twelve months ended December 31, 2025 and 2024, given the net loss attributable to the Company's common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive. The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) are the same for both classes.
The following table presents the reconciliation of basic to diluted weighted average common shares (dollars and shares in thousands, except per share data):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(200,702)	$(283,254)
Basic net loss attributable to common shares	$(200,702)	$(283,254)
Denominator:
Basic weighted average shares outstanding	17,382	16,874
Basic undistributed net loss per share attributable to common shares	$(11.55)	$(16.79)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(200,702)	$(283,254)
Diluted net loss attributable to common shares	$(200,702)	$(283,254)
Denominator:
Basic weighted average shares outstanding	17,382	16,874
Effect of dilutive options and restricted stock units	—	—
Diluted weighted average shares outstanding	17,382	16,874
Diluted undistributed net loss per share attributable to common shares	$(11.55)	$(16.79)

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
During 2025 and 2024, the Company continued to evaluate its real estate footprint. For leases which were abandoned, the remaining lease costs were accelerated between the decision date and cease use date. In 2024, the Company also recorded $2.1 million of impairment charges related to a certain lease which is expected to be sublet for an amount less than the current contractual agreement. The impairment charges are included within Corporate expenses on the Company's Consolidated Statements of Operations.
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
The following table presents the Company's total right-of-use assets and lease liabilities as of December 31, 2025 and 2024 (dollars in thousands):

	Balance Sheet Location	December 31, 2025	December 31, 2024
Right-of-Use Assets
Operating	Operating lease right-of-use assets	$102,387	$102,183
Finance, net of accumulated amortization of $3,128 and $2,340 at December 31, 2025 and 2024, respectively	Other assets	1,326	2,255
Total Assets		$103,713	$104,438

Lease Liabilities
Current
Operating	Current portion of operating lease liabilities	$27,456	$26,323
Finance	Accounts payable and accrued expenses	1,190	1,270
Noncurrent
Operating	Operating lease liabilities	96,104	99,343
Finance	Other liabilities	257	1,129
Total Liabilities		$125,007	$128,065

The following table presents the total lease cost for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Statement of Operations Location	December 31, 2025	December 31, 2024
Operating Lease Cost	Selling, general and administrative expenses; Corporate expenses	$25,949	$25,717
Finance Lease Cost
Amortization of right-of-use assets	Depreciation and amortization	1,100	1,141
Interest on lease liabilities	Interest expense	146	207
Total Lease Cost		$27,195	$27,065
Total lease income related to our lessor arrangements was $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.
Other Supplementary Data
The following tables present other supplementary information for the years ended December 31, 2025 and 2024, respectively (dollars in thousands):

	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,340	$27,597
Operating cash flows from finance leases	151	213
Financing cash flows from finance leases	1,116	1,086

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18,021	$6,813

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term (in years)
Operating leases	7.46	7.73
Finance leases	1.70	2.15
Weighted Average Discount Rate
Operating leases	7.10%	6.77%
Finance leases	7.88%	7.50%
As of December 31, 2025, future minimum lease payments, as defined under ASC 842, for the following five fiscal years and thereafter were as follows (dollars in thousands):

	Operating Leases	Finance Leases	Total
2026	$27,350	$1,180	$28,530
2027	25,523	201	25,724
2028	22,827	80	22,907
2029	19,393	58	19,451
2030	16,025	24	16,049
Thereafter	50,553	7	50,560
Total lease payments	$161,671	$1,550	$163,221
Less: imputed interest	(38,111)	(103)	(38,214)
Total	$123,560	$1,447	$125,007

Future minimum payments related to the Company's failed sale-leasebacks as of December 31, 2025 were as follows (dollars in thousands):

	Tower Sale	Other	Total
2026	$15,308	$476	$15,784
2027	15,767	491	16,258
2028	16,240	505	16,745
2029	16,727	520	17,247
2030	17,229	536	17,765
Thereafter	89,325	2,409	91,734
	$170,596	$4,937	$175,533
Future minimum payments to be received under the Company's lessor arrangements as of December 31, 2025 were as follows (dollars in thousands):

Operating Leases
2026	$401
2027	307
2028	174
2029	125
2030	123
Thereafter	1,947
Total lease receivables	$3,077

14. Commitments and Contingencies
Royalty Agreements
We must pay royalties to song composers and publishers whenever we broadcast musical compositions in accordance with U.S. copyright law. Such copyright owners of musical compositions most often rely on intermediaries known as performing rights organizations ("PROs") to negotiate licenses with copyright users for the public performance of their compositions, collect royalties under such licenses and distribute them to copyright owners. We have obtained public performance licenses from, and pay license fees to, the four major PROs in the U.S., which are the American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), SESAC, Inc. ("SESAC"), and Global Music Rights ("GMR").
On August 19, 2025, the Radio Music Licensing Committee (“RMLC”), of which the Company is a represented participant, announced (as did each of ASCAP and BMI, respectively) that the RMLC had entered into separate settlement agreements with each of ASCAP and BMI to resolve rate-setting proceedings pending in the United States District Court for the Southern District of New York. The settlements establish final license fee rates which apply retroactively for the period from January 1, 2022 through December 31, 2029.
During the year ended December 31, 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Consolidated Statements of Operations. As of December 31, 2025, an aggregate accrual of $4.3 million remains for the settlements.
Future Commitments
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
As of December 31, 2025, the Company's future minimum payments under non-cancelable contracts in excess of one year consist of the following (dollars in thousands):

Non-Cancelable Contracts
2026	$71,895
2027	39,090
2028	19,944
2029	7,905
2030	1,560
Thereafter	—
Total	$140,394
As of December 31, 2025, the Company believes that it will meet all such minimum obligations.
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

Chapter 11 Cases
See "Note 1 — Basis of Presentation", for additional information about the Plan and the Chapter 11 Cases.

Nielsen Litigation
On October 16, 2025, Cumulus Media New Holdings Inc. filed a complaint against The Nielsen Company (US) LLC (“Nielsen”) in the United States District Court for the Southern District of New York (the “District Court”) (Civil Action No. 1:25-cv-08581) asserting claims for illegal monopolization under federal and state antitrust laws (the “Complaint”). The Complaint alleges, among other things, that Nielsen has engaged in anticompetitive conduct by conditioning access to its national radio ratings data on the mandatory purchase of local market ratings data in every market where we own stations (the “Tying Policy”). The Complaint seeks monetary relief in the form of treble damages, injunctive relief prohibiting Nielsen from continued antitrust violations, and declaratory relief in the form of a declaration that Nielsen’s Tying Policy is unlawful and anticompetitive.
On February 2, 2026, Nielsen answered the Complaint and asserted three counterclaims against the Company, alleging, among other things, that (i) the Company breached its services agreement with Nielsen (the “Services Agreement”) by providing Nielsen’s ratings to an unauthorized third party, (ii) the Company engaged in and facilitated unfair competition by providing Nielsen’s ratings to a competitor, and (iii) an actual and justiciable controversy exists between the parties regarding whether the Company breached the Services Agreement (collectively, the “Counterclaims”). Nielsen’s Counterclaims seek monetary relief in the form of actual damages (including direct, indirect, and consequential damages, plus applicable interest), declaratory relief in the form of a declaration that the Company breached the Services Agreement, and injunctive relief prohibiting the Company from sharing Nielsen data with unauthorized parties.
On March 11, 2026, in light of the filing of the Chapter 11 Cases, the District Court stayed Cumulus’ claims against Nielsen until further order of the District Court, and stayed Nielsen’s counterclaims against Cumulus until the earlier of (i) the termination of the automatic stay in bankruptcy, or (ii) entry of an order by the Bankruptcy Court lifting the stay of Nielsen’s counterclaims.
15. Subsequent Events

Amendment to 2029 Credit Agreement

On February 9, 2026, Holdings entered into a first amendment (“Amendment No. 1”) to the 2029 Credit Agreement by and among Holdings, Intermediate Holdings, the Borrowers party thereto, Cumulus Texas, LLC and the Lenders party thereto. Amendment No. 1, among other things, extended the grace period allowed prior to an event of default for the February 10, 2026 interest payment to March 4, 2026, subject to the Company’s achievement of certain milestones, as further described in Amendment No. 1. The foregoing description of Amendment No. 1 is qualified in its entirety by reference to Amendment No. 1, a copy of which is filed as Exhibit 10.44 to this Annual Report on Form 10-K and is incorporated herein by reference.

Chapter 11 Cases

On the Petition Date, the Debtors commenced filing their Chapter 11 Cases to implement the Plan and effectuate the Restructuring in accordance with the Restructuring Support Agreement and the ABL Commitment Letter. On March 4, 2026, prior to initiating filing of the Chapter 11 Cases, the Company commenced the Solicitation with a related Disclosure Statement. The Chapter 11 Cases are being jointly administered for administrative purposes only under the caption In re Cumulus Media Inc., et al, Case No. 26-90346 (ARP). The Debtors continue to operate their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
F-40

On March 4, 2026, prior to launching the Solicitation, the Debtors entered into the Restructuring Support Agreement and the ABL Commitment Letter. See "Note 1 — Basis of Presentation", for additional information about the Plan and the Chapter 11 Cases.

ABL Commitment Letter

On March 4, 2026, the Debtors and the ABL Parties entered into the ABL Commitment Letter, pursuant to which the ABL Parties have committed to enter into the Restated ABL Credit Agreement on the Plan Effective Date. The Restated ABL Agreement will provide for a $100.0 million revolving credit facility on terms substantially similar to the Existing ABL Credit Facility, subject to certain modifications as described in the ABL Commitment Letter. On the Plan Effective Date, each holder of an Allowed ABL Facility Claim will receive its pro rata share of the new loans under the Restated ABL Credit Agreement, which shall be issued under the Restated ABL Agreement in an amount equal to the Allowed ABL Facility Claims.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year (Dollars in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/(Deductions)	Balance at End of Period
Allowance for doubtful accounts
December 31, 2025	$4,540	$3,898	$(4,341)	$4,097
December 31, 2024	$5,983	$2,495	$(3,938)	$4,540
Valuation allowance on deferred taxes
December 31, 2025	$101,950	$46,311	$—	$148,261
December 31, 2024	$40,946	$61,004	$—	$101,950

S-1