Form 10-Q
period 2026-03-31
CUMULUS MEDIA INC
filed 2026-04-29
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of April 22, 2026, the registrant had 17,668,032 outstanding shares of common stock consisting of: 17,436,334 shares of Class A common stock and 231,698 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$57,607	$81,979
Accounts receivable, less allowance for doubtful accounts of $3,998 and $4,097 at March 31, 2026 and December 31, 2025, respectively	123,678	134,136
Trade receivable	9,546	7,251
Prepaid expenses and other current assets	22,959	19,481
Total current assets	213,790	242,847
Property and equipment, net	118,389	120,765
Operating lease right-of-use assets	98,714	102,387
Broadcast licenses	407,908	407,908
Other intangible assets, net	55,704	59,782
Other assets	8,924	7,271
Total assets	$903,429	$940,960
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$36,274	$104,133
Current portion of operating lease liabilities	222	27,456
Trade payable	—	2,480
Current portion of debt	—	23,870
Total current liabilities not subject to compromise	36,496	157,939
Long-term debt	—	694,808
Operating lease liabilities	701	96,104
Financing liabilities, net	—	176,194
Other liabilities	1,977	7,436
Deferred income tax liabilities	400	—
Total liabilities not subject to compromise	39,574	1,132,481
Liabilities subject to compromise	1,071,727	—
Total liabilities	1,111,301	1,132,481
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 23,464,930 and 23,023,497 shares issued; 17,436,334 and 17,208,386 shares outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 231,698 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 6,028,596 and 5,815,111 shares at March 31, 2026 and December 31, 2025, respectively	(47,131)	(47,107)
Additional paid-in-capital	361,480	360,945
Accumulated deficit	(522,221)	(505,359)
Total stockholders’ deficit	(207,872)	(191,521)
Total liabilities and stockholders’ deficit	$903,429	$940,960
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended March 31,
	2026	2025
Net revenue	$164,447	$187,349
Operating expenses:
Content costs	65,892	79,331
Selling, general and administrative expenses	84,405	93,379
Depreciation and amortization	12,277	14,796
Corporate expenses	28,671	14,617
Gain on sale or disposal of assets or stations	(376)	—
Total operating expenses	190,869	202,123
Operating loss	(26,422)	(14,774)
Non-operating income (expense):
Reorganization items, net	22,012	—
Interest expense (excludes contractual interest of $4,226 for the first quarter 2026)	(12,044)	(16,022)
Interest income	184	86
Other expense, net	(52)	(10)
Total non-operating income (expense), net	10,100	(15,946)
Loss before income taxes	(16,322)	(30,720)
Income tax expense	(540)	(1,647)
Net loss	$(16,862)	$(32,367)
Basic and diluted loss per common share (see "Note 8, Loss Per Share"):
Basic: Loss per share	$(0.96)	$(1.88)
Diluted: Loss per share	$(0.96)	$(1.88)
Weighted average basic common shares outstanding	17,639,457	17,204,877
Weighted average diluted common shares outstanding	17,639,457	17,204,877

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

For the three months ended March 31, 2026
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2025	17,208,386	$—	231,698	$—	5,815,111	$(47,107)	$360,945	$(505,359)	$(191,521)
Net loss	—	—	—	—	—	—	—	(16,862)	(16,862)
Shares returned in lieu of tax payments	—	—	—	—	213,485	(24)	—	—	(24)
Issuance of common stock	227,948	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	535	—	535
Balance at March 31, 2026	17,436,334	$—	231,698	$—	6,028,596	$(47,131)	$361,480	$(522,221)	$(207,872)

For the three months ended March 31, 2025
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2024	16,723,074	$—	312,041	$—	5,481,216	$(46,833)	$358,441	$(304,657)	$6,951
Net loss	—	—	—	—	—	—	—	(32,367)	(32,367)
Shares returned in lieu of tax payments	—	—	—	—	333,895	(274)	—	—	(274)
Issuance of common stock	404,969	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	849	—	849
Balance at March 31, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,290	$(337,024)	$(24,841)
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,862)	$(32,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,277	14,796
Amortization of debt issuance costs	220	252
Amortization of debt discount	(1,099)	(1,433)
Provision for doubtful accounts	1,077	372
Gain on sale or disposal of assets or stations	(376)	—
Deferred income taxes	400	1,414
Stock-based compensation expense	535	849
Non-cash interest expense on financing liabilities	645	930
Non-cash imputed rental income	(1,241)	(1,256)
Non-cash reorganization items, net	(33,916)	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	9,381	9,579
Trade receivable	(2,295)	428
Prepaid expenses and other current assets	(4,236)	(3,726)
Operating leases, net	(543)	117
Other assets	(1,848)	2,790
Accounts payable and accrued expenses	17,252	3,337
Trade payable	641	228
Other liabilities	423	(134)
Net cash used in operating activities	(19,565)	(3,824)
Cash flows from investing activities:
Proceeds from sale of assets or stations	194	482
Proceeds from insurance reimbursement	276	—
Capital expenditures	(3,893)	(5,540)
Net cash used in investing activities	(3,423)	(5,058)
Cash flows from financing activities:
Shares returned in lieu of tax payments	(24)	(274)
Repayments of financing liabilities	(1,648)	(1,707)
Repayments of finance lease obligations	(288)	(279)
Proceeds from tenant improvement reimbursement	576	—
Net cash used in financing activities	(1,384)	(2,260)
Decrease in cash and cash equivalents	(24,372)	(11,142)
Cash and cash equivalents at beginning of period	81,979	63,836
Cash and cash equivalents at end of period	$57,607	$52,694

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Debtor-In-Possession)

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited financial statements as of December 31, 2025, and our accompanying unaudited Condensed Consolidated Financial Statements as of March 31, 2026, and for the periods ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s basis of presentation did not change as a result of the filing of the Chapter 11 Cases or the entry of the Confirmation Order.
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
On March 4, 2026, prior to launching the Solicitation, the Debtors entered into (i) a restructuring support agreement (together with all schedules, annexes, and exhibits attached thereto, the “Restructuring Support Agreement”) with an ad hoc group of (a) certain lenders (the “Consenting 2029 Term Loan Lenders”) of the Company’s outstanding term loans (the "2029 Term Loans") under the 2029 Credit Agreement (as defined herein) and (b) certain holders (the “Consenting 2029 Noteholders” and, together with the Consenting 2029 Term Loan Lenders, the “Consenting 2029 Holders”) of the Company’s Senior Notes due 2029 (as defined herein) issued under the 2029 Indenture (as defined herein) and (ii) that certain commitment letter (together with all schedules, annexes, and exhibits attached thereto, the “ABL Commitment Letter”) with Fifth Third Bank, as administrative agent, and the lenders from time to time party (the “ABL Parties”) to that certain Credit Agreement, dated as of March 6, 2020 (the “ABL Credit Agreement” and the facility thereunder, the “Existing ABL Credit Facility”). As of March 31, 2026, the Consenting 2029 Holders that were party to the Restructuring Support Agreement held, in the aggregate, approximately 83% of the 2029 Term Loans and the Senior Notes due 2029. Pursuant to the Restructuring Support Agreement, the Consenting 2029 Holders have agreed, subject to certain terms and conditions, to, among other things, support the Plan.
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

•by no later than 55 days after the Petition Date, the Bankruptcy Court shall have entered an order confirming the Plan (the “Confirmation Milestone”); and

•by no later than 75 days after entry of the Confirmation Order, the Plan Effective Date shall have occurred; provided, that this Milestone may be extended by the Debtors by up to 120 days solely to the extent the Debtors have otherwise complied with the Restructuring Support Agreement and the definitive documents and all conditions to the Plan Effective Date have been satisfied other than (i) the receipt of required regulatory or other governmental approvals and (ii) any conditions that, by their nature, can only be satisfied on the Plan Effective Date.
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone. On April 15, 2026, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order"), satisfying the Confirmation Milestone.
The Company plans to continue to operate and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On March 5, 2026, the Debtors filed several “first day” motions seeking the Bankruptcy Court's approval to, among other things, pay prepetition employee wages, salaries, compensation, and benefits, honor certain obligations to on-air talent and other programming vendors, pay prepetition taxes and fees to government authorities, and pay certain trade creditors in the ordinary course of business. The Bankruptcy Court entered orders on March 5, 2026 granting the relief sought in the first day motions, which relief enables the Company to maintain its workforce, preserve critical vendor relationships, and conduct business operations without interruption during the Chapter 11 Cases.
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. As a result of the order, the Company wrote off $0.6 million of operating lease right of use assets and $14.2 million of operating lease liabilities, and recognized $3.4 million of statutory damages for the rejected leases in the first quarter of 2026. The resulting net gain of $10.2 million was recognized in Reorganization items, net, on the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
On the Plan Effective Date, our outstanding Class A common stock and Class B common stock will be canceled, released, discharged and extinguished and the Reorganized Company will issue the New Common Stock and warrants to purchase the New Common Stock, which will be distributed to debt holders. Under the Plan, the Reorganized Company does not intend to list the New Common Stock on the NYSE, NASDAQ or any other national securities exchange or over-the-counter market, or be subject to reporting obligations under Sections 12(b), 12(g) or 15(d) of the Exchange Act, or similar statutory public reporting obligations, to the extent permitted by applicable law.
On April 15, 2026, the Bankruptcy Court entered the Confirmation Order confirming the Plan. Although the Company intends to pursue the Restructuring in accordance with the terms in the Restructuring Support Agreement and the Plan, there can be no assurance that the Company will be successful in completing a restructuring or any similar transaction on the terms set forth in the Restructuring Support Agreement and the Plan, on different terms, or at all. Consummation of the Restructuring Transactions remains subject to, among other things, the satisfaction or waiver of certain conditions under the Plan, including the receipt of approval from the FCC for the emergence of the Debtors from Chapter 11 protection and their expected ownership. Although the Plan has been confirmed, there can be no assurance that all conditions to the Plan Effective Date will be satisfied or waived on a timely basis, or at all.
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three months ended March 31, 2026, related to the bankruptcy proceedings are recorded as Reorganization items, net. In addition, prepetition obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at March 31, 2026, as Liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court. See below for more information regarding Reorganization items.

ASC 852 requires certain additional reporting for financial statements prepared between the bankruptcy filing date and the date of emergence from bankruptcy, including:

•Reclassification of Debtor prepetition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item in the Consolidated Balance Sheet called, "Liabilities subject to compromise"; and

•Segregation of Reorganization items, net, as a separate line in the Condensed Consolidated Statements of Operations.

Reorganization Items
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. These costs will be expensed as incurred and are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings since the Petition Date and through Emergence will be recorded as Reorganization Items, net within the Company's accompanying Condensed Consolidated Statement of Operations. See "Note 9, Reorganization Items, net" for additional information.

Liabilities Subject to Compromise
The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, includes amounts classified as Liabilities Subject to Compromise, which represent prepetition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. See "Note 10, Liabilities Subject to Compromise" for additional information.

Liquidity and Going Concern Considerations
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including currently available funds and forecasted future cash flows, and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Quarterly Report on Form 10-Q. As of December 31, 2025, the Company was in compliance with all required debt and related financial covenants. As of that date, the Company was evaluating a number of strategic alternatives, including restructuring, refinancing or amending the Company's debt. During the first quarter of 2026, the Company was unable to reach satisfactory resolution of those strategic alternatives, and determined that filing the Chapter 11 Cases was in the best interests of the Company and its stakeholders. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under its debt instruments, as further described in "Note 4, Debt.” Based on the Company's filing for relief under Chapter 11 of the Bankruptcy Code which constituted an event of default under certain of the Company’s debt documents, as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Quarterly Report on Form 10-Q.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above, Liabilities subject to compromise will be resolved in connection with the Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Company’s plan of reorganization, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The condensed consolidated financial statements do not reflect or include any future consequences related to Chapter 11 relief or the Company's emergence from Chapter 11.

Segment Reporting
The Company has one operating and reportable segment and presents the comparative periods on a consolidated basis to reflect the one reportable segment. The Company’s Chief Executive Officer, its Chief Operating Decision Maker ("CODM"), is regularly provided financial information consistent with the Consolidated Statement of Operations presented within. Specifically, the CODM utilizes consolidated net loss and consolidated adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") as profitability measures for purposes of making operating decisions and assessing financial performance. Further, the CODM reviews and utilizes content costs, selling, general and administrative expenses, and corporate expenses at the consolidated level to manage the Company's operations. Other segment items included in consolidated net loss are depreciation and amortization, loss on sale or disposal of assets or stations, reorganization items, net, interest expense, interest income, other expense, net and income tax expense which are reflected in the Condensed Consolidated Statement of Operations.

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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the three months ended March 31, 2026 and 2025, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. As of March 31, 2026 and December 31, 2025, assets held for sale were not material.
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

Supplemental Cash Flow Information
The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$3,034	$23,028
Income taxes paid (net of refunds)	(113)	(392)
Reorganization items paid	612	—
Supplemental disclosures of non-cash flow information:
Trade and barter revenue(1)	$21,376	$16,575
Trade and barter expense(1)	19,050	16,940
Noncash principal change in financing liabilities	(512)	(12,532)
(1) The related changes in trade receivables and trade payables reflect non-cash movements in assets and liabilities
Recently Adopted Accounting Guidance
ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): In July 2025, the Financial Accounting Standards Board issued ASU 2025-05 which provides a practical expedient for estimating credit losses on current accounts receivable and contract assets. The Company adopted this guidance in the first quarter of 2026. The adoption of ASU 2025-05 did not have a significant impact on the Company's Condensed Consolidated Financial Statements.
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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Broadcast radio revenue:
Spot	$67,746	$80,964
Network	33,001	43,933
Total broadcast radio revenue	100,747	124,897
Digital	33,538	36,565
Other	30,162	25,887
Net revenue	$164,447	$187,349

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
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed. For the three months ended March 31, 2026 and 2025, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $21.4 million and $16.6 million, respectively; and (2) trade and barter expenses of $19.1 million and $16.9 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the Company recorded an asset of approximately $5.8 million and $6.0 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2026 and December 31, 2025 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	Broadcast licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2025	$407,908	$15,535	$145,000	$13,472	$581,915
Dispositions	—	—	—	—	—
Balance as of March 31, 2026	$407,908	$15,535	$145,000	$13,472	$581,915

Accumulated Amortization
Balance as of December 31, 2025	$—	$—	$(102,872)	$(11,353)	$(114,225)
Amortization expense	—	—	(3,704)	(374)	(4,078)
Balance as of March 31, 2026	$—	$—	$(106,576)	$(11,727)	$(118,303)
Net Book Value as of March 31, 2026	$407,908	$15,535	$38,424	$1,745	$463,612
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the three months ended March 31, 2026 and 2025, respectively. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Debt
The following table summarizes the Company’s short-term and long-term debt as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Short-Term Debt
Term Loan due 2026	$1,203	$1,203
Senior Notes due 2026	22,697	22,697
Term Loan due 2029 (1)	311,845	—
Senior Notes due 2029 (2)	306,375	—
2020 Revolving Credit Facility	55,000	—
Less: unamortized debt issuance costs(3)	—	(30)
Total short-term debt, net	$697,120	$23,870
Long-Term Debt
Term Loan due 2029 (1)	—	323,569
Senior Notes due 2029 (2)	—	318,225
2020 Revolving Credit Facility	—	55,000
Less: unamortized debt issuance costs(3)	—	(1,986)
Total long-term debt, net	$—	$694,808
Less: Amounts reclassified to liabilities subject to compromise(4)	(697,120)	—
Total debt, net	$—	$718,678
(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which was being amortized to interest expense (thereby reducing interest expense) over the life of the debt. In conjunction with the Chapter 11 Bankruptcy filing, the Company wrote off the remaining balance of $11.2 million to Reorganization items, net within the Condensed Consolidated Statement of Operations during the three months ended March 31, 2026.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which was being amortized to interest expense (thereby reducing interest expense) over the life of the debt. In conjunction with the Chapter 11 Bankruptcy filing, the Company wrote off the remaining balance of $11.3 million to Reorganization items, net within the Condensed Consolidated Statement of Operations during the three months ended March 31, 2026.
(3) In conjunction with the Chapter 11 Bankruptcy filing, the Company wrote off the remaining balance of unamortized debt issuance costs of $1.9 million to Reorganization items, net within the Condensed Consolidated Statement of Operations during the three months ended March 31, 2026.
(4) In connection with the Chapter 11 Bankruptcy filing, all debt has been reclassified to Liabilities Subject to Compromise in the Company's Condensed Consolidated Balance Sheet as of March 31, 2026.
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
Except for interest owed under the 2020 Revolving Credit Agreement, the Company has ceased paying interest on its prepetition debt obligations during the pendency of the Chapter 11 Cases. The Debtors have agreed to pay interest during the Chapter 11 Cases on the prepetition obligations under the 2020 Revolving Credit Agreement in accordance with the orders of the Bankruptcy Court authorizing the Debtors’ use of cash collateral. Adequate protection payments will be recognized as a reduction to the carrying amount of the 2020 Revolving Credit Agreement. Concurrently, as a result of adjusting to the estimated allowed claim amount for the corresponding debt instruments, a charge will be recognized within Reorganization items, net.
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
The maturity date of the Term Loan due 2026 was March 31, 2026.
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
Amounts outstanding under the 2026 Credit Agreement are guaranteed by Intermediate Holdings, and the present and future wholly-owned restricted subsidiaries of Holdings that are not borrowers thereunder, subject to certain exceptions as set forth in the 2026 Credit Agreement (the "Guarantors") and secured by a security interest in substantially all of the assets of Holdings, the subsidiaries of Holdings party to the 2026 Credit Agreement as borrowers, and the Guarantors. As of March 30, 2026, immediately prior to maturity, the Term Loan due 2026 bore interest at a rate of 7.54% per annum.
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

Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (as amended (including as described below), the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029. As of March 31, 2026, the Term Loan due 2029 bore interest at a rate of 8.66% per annum.
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
On May 2, 2024, the Borrowers and Intermediate Holdings entered into a sixth amendment (the "Sixth Amendment") to the 2020 Revolving Credit Agreement which, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to March 1, 2029, provided, that if any indebtedness for borrowed money of Holdings or one of its restricted subsidiaries with an aggregate principal amount in excess of the lesser of (A) $50.0 million and (B) the greater of (x) $35.0 million and (y) the aggregate principal amount of indebtedness outstanding under the 2026 Credit Agreement and the 2026 Indenture (as defined below) is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the Initial Maturity Date shall instead be such Springing Maturity Date, and (ii) increased the aggregate commitments under the 2020 Revolving Credit Agreement to $125.0 million. Except as modified by the Sixth Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
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
As of March 31, 2026, $60.0 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $55.0 million and $5.0 million of letters of credit.
Senior Notes due 2026
On June 26, 2019, Holdings and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the " 2026 Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 were issued on June 26, 2019. The net proceeds from the issuance of the Senior Notes due 2026 were applied to partially repay existing indebtedness under the Term Loan due 2022. In conjunction with the issuance of the Senior Notes due 2026, debt issuance costs of $7.3 million were capitalized and amortized over the term of the Senior Notes due 2026.
Interest on the Senior Notes due 2026 is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The Senior Notes due 2026 mature on July 1, 2026.
In connection with the Notes Exchange Offer (as defined below), Holdings solicited consents from holders of the Senior Notes due 2026 to certain proposed amendments to the 2026 Indenture (such amendments, the "Proposed Amendments"), which, among other things, eliminated substantially all restrictive covenants, eliminated certain events of default, modified or eliminated certain other provisions, and released all the collateral securing the Senior Notes due 2026. As a result of receiving consents from holders representing over 66 2/3% of the Senior Notes due 2026, Holdings entered into the First Supplemental Indenture, dated as of May 2, 2024, between Holdings and the U.S. Bank Trust Company, National Association, as trustee, containing such Proposed Amendments.
The Senior Notes due 2026 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2026 Indenture.
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
The Senior Notes due 2029 were issued pursuant to an Indenture (the "2029 Indenture"), dated as of May 2, 2024, by and among Holdings, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. Interest on the Senior Notes due 2029 is payable on March 15 and September 15 of each year, commencing on September 15, 2024. The Senior Notes due 2029 mature on July 1, 2029.
The Senior Notes due 2029 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2029 Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the Senior Notes due 2029 are secured on a second-priority basis), the Senior Notes due 2029 and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2029 (subject to certain exceptions) by liens on substantially all of the assets of the Holdings and the Senior Notes Guarantors.
The 2029 Indenture contains customary terms and conditions as well as various affirmative and negative covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. A default under the Senior Notes due 2029 could cause a default under the 2029 Credit Agreement. Such covenants are not in force during the pendency of the Chapter 11 Cases.
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loans due 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices. The fair value of the Term Loan due 2026 is based on broker-provided indications of value in markets with limited observable inputs (dollars in thousands):

	March 31, 2026	December 31, 2025
Term Loan due 2026:
Gross value	$1,203	$1,203
Fair value - Level 3	$12	$322
Term Loan due 2029:
Gross value	$311,845	$323,569
Fair value - Level 2	$45,218	$82,639
Senior Notes due 2026:
Gross value	$22,697	$22,697
Fair value - Level 2	$227	$13,817
Senior Notes due 2029:
Gross value	$306,375	$318,225
Fair value - Level 2	$44,424	$78,126
The following table presents a reconciliation of the beginning and ending balances for the Company's Level 3 fair value measurements for the period ended March 31, 2026:

March 31, 2026
Opening Balance	$—
Transfers into Level 3(1)	12
Closing Balance	$12
(1) Transferred from Level 2 to Level 3 from a lack of observable market data.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Level 1		Level 2		Level 3
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Cash equivalents	$—	$30,681	$—	$—	$—	$—
6. Income Taxes
For the three months ended March 31, 2026, the Company recorded an income tax expense of $0.5 million on pre-tax book loss of $16.3 million, resulting in an effective tax rate of approximately (3.3)%. For the three months ended March 31, 2025, the Company recorded an income tax expense of $1.6 million on pre-tax book loss of $30.7 million, resulting in an effective tax rate of approximately (5.4)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended March 31, 2026 and 2025, primarily relate to the valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of March 31, 2026 and December 31, 2025, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
7. Stockholders' Deficit
Beginning on the Petition Date, the Company has been operating as a Debtor-In-Possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code. On April 15, 2026, the Bankruptcy Court entered the Confirmation Order confirming the Plan. The Plan is subject to various conditions precedent to effectiveness, and there can be no assurance that such conditions will be satisfied or waived or that the Plan will become effective. If the Plan becomes effective, all of the existing equity interests in the Company will be canceled and extinguished upon the Company’s emergence from bankruptcy, and holders of such equity interests will not receive any distribution or retain any property on account of such interests.
Common Stock
Pursuant to the Company’s Charter, the Company is authorized to issue an aggregate of 300,000,000 shares of stock divided into three classes consisting of: (i) 100,000,000 shares of new Class A common stock; (ii) 100,000,000 shares of new Class B common stock; and (iii) 100,000,000 shares of preferred stock.
As of March 31, 2026, the Company had 23,696,628 aggregate issued shares of common stock, and 17,668,032 outstanding shares consisting of: (i) 23,464,930 issued shares and 17,436,334 outstanding shares designated as Class A common stock; and (ii) 231,698 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023 (the "Prior Share Repurchase Authorization"). The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 4 — Debt" for further discussion of the restrictions in our debt agreements.
During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
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
For the three months ended March 31, 2026 and 2025, given the net loss attributable to the Company's common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.

The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(16,862)	$(32,367)
Basic net loss attributable to common shares	$(16,862)	$(32,367)
Denominator:
Basic weighted average shares outstanding	17,639	17,205
Basic undistributed net loss per share attributable to common shares	$(0.96)	$(1.88)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(16,862)	$(32,367)
Diluted net loss attributable to common shares	$(16,862)	$(32,367)
Denominator:
Basic weighted average shares outstanding	17,639	17,205
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,639	17,205
Diluted undistributed net loss per share attributable to common shares	$(0.96)	$(1.88)

9. Reorganization items, net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and were as follows (in thousands):

March 31, 2026
Allowed claims adjustments for debt obligations(1)	$20,320
Professional fees (2)	(7,766)
Rejected lease contracts (3)	10,195
Other (4)	(737)
Reorganization items, net	$22,012

(1)Adjustments to reflect estimated allowed claims as detailed in the Plan and related disclosure statement with respect to outstanding debt obligations.
(2) Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.
(3) Adjustment recorded for allowed claim amounts related to rejected lease contracts.
(4) Other relates to Federal Communications Commission filing and United States Trustee fees directly associated with the reorganization process.

As of March 31, 2026, $7.9 million of Professional fees and Other were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Condensed Consolidated Balance Sheet. For the three months ending March 31, 2026, the Company made payments of approximately $0.6 million for Reorganization Items.

10. Liabilities Subject to Compromise

As discussed in "Note 1, Description of Business, Interim Financial Data and Basis of Presentation," since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Condensed Consolidated Balance Sheets, Liabilities Subject to Compromise reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities Subject to Compromise at March 31, 2026 consisted of the following (in thousands):

March 31, 2026
Accounts payable and accrued expenses	$89,343
Operating lease liabilities	104,825
Debt	697,120
Financing liabilities, net	173,730
Other liabilities	6,709
Total liabilities subject to compromise	$1,071,727

Determination of the value at which liabilities will ultimately be settled cannot be made until the Plan has been reconciled and effectuated. The Company will continue to evaluate the amount and classification of its prepetition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities Subject to Compromise may change, including after effectiveness of the Plan.

11. Commitments and Contingencies

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

During the third quarter of 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Condensed Consolidated Statements of Operations. As of March 31, 2026, an aggregate accrual of $3.9 million remained for the settlements.
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
Chapter 11 Cases
See "Note 1 —Description of Business, Interim Financial Data and Basis of Presentation," for additional information about the Plan and the Chapter 11 Cases.
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

12. Condensed Combined Debtors' Financial Statements

The financial statements below represent the condensed combined financial statements of the Debtors. For the three months ended March 31, 2026, the Company’s Non-Filing Entities, which are comprised of the Company's FCC license holding entities, are accounted for as non-consolidated subsidiaries in these financial statements.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

Debtors' Balance Sheet
(Dollars in thousands, except for share data)

Dollars in thousands (except for share data)	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$57,501
Accounts receivable, less allowance for doubtful accounts of $3,998 at March 31, 2026	123,678
Trade receivable	9,546
Prepaid expenses and other current assets	22,959
Total current assets	213,684
Property and equipment, net	117,938
Operating lease right-of-use assets	98,714
Other intangible assets, net	55,704
Other assets	8,924
Total assets	$494,964
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$36,183
Current portion of operating lease liabilities	222
Total current liabilities not subject to compromise	36,405
Operating lease liabilities	701
Other liabilities	1,977
Deferred income tax liabilities	400
Total liabilities not subject to compromise	39,483
Liabilities subject to compromise	1,071,727
Total liabilities	1,111,210
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 23,464,930 shares issued; 17,436,334 shares outstanding at March 31, 2026, respectively	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 231,698 shares issued and outstanding at March 31, 2026	—
Treasury stock, at cost, 6,028,596 shares at March 31, 2026	(47,131)
Additional paid-in-capital	(46,894)
Accumulated deficit	(522,221)
Total stockholders’ deficit	(616,246)
Total liabilities and stockholders’ deficit	$494,964

Debtors' Statement of Operations
(Dollars in thousands)
Dollars in thousands (except for share and per share data)	Three Months Ended March 31,
2026
Net revenue	$164,447
Operating expenses:
Content costs	65,892
Selling, general and administrative expenses	84,405
Depreciation and amortization	12,277
Corporate expenses	28,671
Gain on sale or disposal of assets or stations	(376)
Total operating expenses	190,869
Operating loss	(26,422)
Non-operating income (expense):
Reorganization items, net	22,012
Interest expense (excludes contractual interest of $4,226 for the first quarter 2026)	(12,044)
Interest income	184
Other expense, net	(52)
Total non-operating income, net	10,100
Loss before income taxes	(16,322)
Income tax expense	(540)
Net loss	$(16,862)

Debtors' Statement of Cash Flows (Dollars in thousands)
Dollars in thousands	Three Months Ended March 31,
2026
Cash flows from operating activities:
Net loss	$(16,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,277
Amortization of debt issuance costs	220
Amortization of debt discount	(1,099)
Provision for doubtful accounts	1,077
Gain on sale or disposal of assets or stations	(376)
Deferred income taxes	400
Stock-based compensation expense	535
Non-cash interest expense on financing liabilities	645
Non-cash imputed rental income	(1,241)
Non-cash reorganization items, net	(33,916)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	9,381
Trade receivable	(2,295)
Prepaid expenses and other current assets	(4,236)
Operating leases, net	(543)
Other assets	(1,848)
Accounts payable and accrued expenses	17,252
Trade payable	641
Other liabilities	423
Net cash used in operating activities	(19,565)
Cash flows from investing activities:
Proceeds from sale of assets or stations	194
Proceeds from insurance reimbursement	276
Capital expenditures	(3,893)
Net cash used in investing activities	(3,423)
Cash flows from financing activities:
Shares returned in lieu of tax payments	(24)
Repayments of financing liabilities	(1,648)
Repayments of finance lease obligations	(288)
Proceeds from tenant improvement reimbursement	576
Net cash used in financing activities	(1,384)
Decrease in cash and cash equivalents	(24,372)
Cash and cash equivalents at beginning of period	81,979
Cash and cash equivalents at end of period	$57,607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors," and elsewhere in our 2025 Form 10-K, Part I, "Item 1A. Risk Factors," and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2025 Form 10-K.
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

On March 5, 2026, the Debtors filed the Plan with the Bankruptcy Court. The following is a summary of the Restructuring Transactions contemplated by the Restructuring Support Agreement and the Plan:

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
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone. On April 15, 2026, the Bankruptcy Court entered the Confirmation Order, satisfying the Confirmation Milestone.
The filing of the Chapter 11 Cases also triggered events of default that accelerated the Debtors’ obligations under the Debt Instruments. See “Liquidity and Capital Resources” for further information.
The Company plans to continue to operate and pay vendors and employees in the ordinary course of business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On March 5, 2026, the Debtors filed several “first day” motions seeking the Bankruptcy Court's approval to, among other things, pay prepetition employee wages, salaries, compensation, and benefits, honor certain obligations to on-air talent and other programming vendors, pay prepetition taxes and fees to government authorities, and pay certain trade creditors in the ordinary course of business. The Bankruptcy Court entered orders on March 5, 2026 granting the relief sought in the first day motions, which relief enables the Company to maintain its workforce, preserve critical vendor relationships, and conduct business operations without interruption during the Chapter 11 Cases.
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. As a result of the order, the Company wrote off $0.6 million of operating lease right of use assets and $14.2 million of operating lease liabilities, and recognized $3.4 million of statutory damages for the rejected leases in the first quarter of 2026. The resulting net gain of $10.2 million was recognized in Reorganization items, net, on the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
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
On April 15, 2026, the Bankruptcy Court entered the Confirmation Order confirming the Plan. Although the Company intends to pursue the Restructuring in accordance with the terms in the Restructuring Support Agreement and the Plan, there can be no assurance that the Company will be successful in completing a restructuring or any similar transaction on the terms set forth in the Restructuring Support Agreement and the Plan, on different terms, or at all. Consummation of the Restructuring Transactions remains subject to, among other things, the satisfaction or waiver of certain conditions under the Plan, including the receipt of approval from the Federal Communications Commission (“FCC”) for the emergence of the Debtors from Chapter 11 protection and their expected ownership. Although the Plan has been confirmed, there can be no assurance that all conditions to the Plan Effective Date will be satisfied or waived on a timely basis, or at all.
Court filings and information about the Chapter 11 Cases can be found at a website maintained by the Company’s claims agent KCC/Verita Global, LLC at https://veritaglobal.net/cumulusmedia, by calling (877) 634-7177 (toll-free) or +(424) 236-7223 (international), or by submitting an inquiry at https://www.veritaglobal.net/cumulusmedia/inquiry. Such information is not part of this Quarterly Report on Form 10-Q or any other report we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). See "Risk Factors — Risks Related to the Restructuring" within Part II, Item 1A, and "Note 1, Basis of Presentation" in the 2025 Form 10K, for additional information about the Plan and the Chapter 11 Cases.
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

	Three Months Ended March 31,
	2026	2025	2026 vs 2025 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$164,447	$187,349	$(22,902)	(12.2)%
Content costs	65,892	79,331	(13,439)	(16.9)%
Selling, general and administrative expenses	84,405	93,379	(8,974)	(9.6)%
Depreciation and amortization	12,277	14,796	(2,519)	(17.0)%
Corporate expenses	28,671	14,617	14,054	96.1%
Gain on sale or disposal of assets or stations	(376)	—	(376)	N/A
Operating loss	(26,422)	(14,774)	(11,648)	(78.8)%
Reorganization items, net	22,012	—	22,012	N/A
Interest expense	(12,044)	(16,022)	3,978	24.8%
Interest income	184	86	98	114.0%
Other expense, net	(52)	(10)	(42)	420.0%
Loss before income taxes	(16,322)	(30,720)	14,398	46.9%
Income tax expense	(540)	(1,647)	1,107	67.2%
Net loss	$(16,862)	$(32,367)	$15,505	47.9%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$2,689	$3,519	$(830)	(23.6)%

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
Net Revenue
Net revenue for the three months ended March 31, 2026, compared to net revenue for the three months ended March 31, 2025, decreased $22.9 million, or 12.2%. The decrease is primarily driven by reductions in spot and network revenues of $13.2 million and $10.9 million, respectively, as a result of current macroeconomic conditions. Digital revenue also decreased $3.0 million primarily from lower podcasting and streaming revenues, which were partially offset by higher digital marketing services revenue. Other revenue grew $4.3 million primarily from increased trade and barter revenues.

Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended March 31, 2026, compared to content costs for the three months ended March 31, 2025, decreased $13.4 million, or 16.9%, primarily from lower revenue share expenses, decreased broadcast rights expense resulting from a contract renegotiation, lower third-party station inventory costs and reduced personnel costs. These decreases were partially offset by higher digital costs which grew in line with digital marketing services revenue.

Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts, distribution of our content across our platform, overhead in our markets, and include non-cash trade and barter expenses. Selling, general and administrative expenses for the three months ended March 31, 2026, compared to selling, general and administrative expenses for the three months ended March 31, 2025, decreased $9.0 million, or 9.6%. Selling, general and administrative expenses decreased primarily from reduced ratings service fees and lower personnel costs, including incentive-based compensation. The decreases were partially offset by higher trade and barter expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2026, as compared to depreciation and amortization expense for the three months ended March 31, 2025, decreased $2.5 million, or 17.0%, primarily as a result of assets that were fully depreciated in 2025.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the three months ended March 31, 2026, compared to corporate expenses for the three months ended March 31, 2025, increased $14.1 million, or 96.1%, as a result of increased restructuring costs resulting from the bankruptcy and higher legal expenses.
Reorganization Items, Net
During the three months ended March 31, 2026, we recorded a gain related to our Chapter 11 Cases of $22.0 million. The gain resulted from the write off of debt-related items and rejected leases, partially offset by professional and other fees. See "Note 9 - Reorganization Items, net," of the accompanying unaudited Condensed Consolidated Financial Statements for a description of those items.
Interest Expense
Total interest expense for the three months ended March 31, 2026, decreased $4.0 million, or 24.8%, when compared to the total interest expense for the three months ended March 31, 2025. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Term Loan due 2026	$16	$25	$(9)
Term Loan due 2029	4,780	7,328	(2,548)
Senior Notes due 2026	268	383	(115)
2020 Revolving Credit Facility	521	—	521
Senior Notes due 2029	4,357	6,059	(1,702)
Financing liabilities	2,996	3,360	(364)
Amortization of debt discount	(1,099)	(1,433)	334
Other, including amortization of debt issuance costs	205	300	(95)
Interest expense	$12,044	$16,022	$(3,978)

Income Tax Expense
For the three months ended March 31, 2026, the Company recorded an income tax expense of $0.5 million on pre-tax book loss of $16.3 million, resulting in an effective tax rate of approximately (3.3)%. For the three months ended March 31, 2025, the Company recorded an income tax expense of $1.6 million on pre-tax book loss of $30.7 million, resulting in an effective tax rate of approximately (5.4)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended March 31, 2026 and 2025, primarily relate to the valuation allowance recognized during the year and discussed further below, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Net Loss and Adjusted EBITDA
As a result of the factors described above, the Company recorded net losses of $16.9 million and $32.4 million for the three months ended March 31, 2026, and 2025, respectively. Adjusted EBITDA of $2.7 million for the three months ended March 31, 2026, compared to the Adjusted EBITDA of $3.5 million for the three months ended March 31, 2025, decreased $0.8 million.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP net loss	$(16,862)	$(32,367)
Income tax expense	540	1,647
Non-operating expense, net (includes net interest expense)	11,912	15,946
Depreciation and amortization	12,277	14,796
Stock-based compensation expense	535	849
Gain on sale or disposal of assets or stations	(376)	—
Reorganization items, net	(22,012)	—
Restructuring costs	14,879	2,468
Non-routine legal expenses	1,483	—
Franchise taxes	313	180
Adjusted EBITDA	$2,689	$3,519
Liquidity and Capital Resources
As of March 31, 2026, we had $57.6 million of cash and cash equivalents. The Company used $19.6 million and $3.8 million of cash for operating activities in the three months ended March 31, 2026 and 2025, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments, commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2026 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the following instruments (the “Debt Instruments”):
•the ABL Credit Agreement;
•the 2026 Credit Agreement;
• the 2026 Indenture;
• the 2029 Credit Agreement; and
• the 2029 Indenture.
The Debt Instruments provide that as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. On April 15, 2026, the Bankruptcy Court entered the Confirmation Order confirming the Plan. If the conditions to the Plan Effective Date are not satisfied or waived, or the Company is unable to take other steps to create additional liquidity, our forecasted cash flows would not be sufficient for the Company to meet its obligations.
We continually monitor our capital structure, and from time to time, we have evaluated, and expect that we will continue to evaluate, opportunities to obtain additional capital from the divestiture of radio stations or other assets, when we determine that it would further our strategic and financial objectives, as well as from the issuance of equity and/or debt securities, in each case, subject to market and other conditions in existence at that time. Following our anticipated emergence from Chapter 11 protection, the Reorganized Company may in the future need to rely on the capital and credit markets to meet our financial commitments or short-term liquidity needs if internal funds from operations are not sufficient for these purposes. There can be no assurance that any such financing would be available on commercially acceptable terms, or at all. Future volatility in the capital and credit markets, caused by the current macroeconomic conditions or otherwise, may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that, in the future, our ability to access the capital and credit markets could be limited at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt on terms or at times acceptable to us, or at all, and/or react to changing economic and business conditions.
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
The maturity date of the Term Loan due 2026 was March 31, 2026.
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
On February 9, 2026, Holdings entered into a first amendment (“Amendment No. 1”) to the 2029 Credit Agreement by and among Holdings, Intermediate Holdings, the Borrowers party thereto, Cumulus Texas, LLC and the Lenders party thereto. Amendment No. 1, among other things, extended the grace period allowed prior to an event of default for the February 10, 2026 interest payment to March 4, 2026, subject to the Company’s achievement of certain milestones, as further described in Amendment No. 1. The foregoing description of Amendment No. 1 is qualified in its entirety by reference to Amendment No. 1, a copy of which is filed as Exhibit 10.44 to the 2025 Form 10-K and is incorporated herein by reference.
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
On May 2, 2024, the Borrowers and Intermediate Holdings entered into a sixth amendment (the "Sixth Amendment") to the 2020 Revolving Credit Agreement which, among other things, (i) extended the maturity date of all borrowings under the 2020 Revolving Credit Facility to March 1, 2029, provided, that if any indebtedness for borrowed money of Holdings or one of its restricted subsidiaries with an aggregate principal amount in excess of the lesser of (A) $50.0 million and (B) the greater of (x) $35.0 million and (y) the aggregate principal amount of indebtedness outstanding under the 2026 Credit Agreement and the 2026 Indenture (as defined below) is outstanding on the date that is 90 days prior to the stated maturity of such indebtedness (each such date, a "Springing Maturity Date"), then the Initial Maturity Date shall instead be such Springing Maturity Date, and (ii) increased the aggregate commitments under the 2020 Revolving Credit Agreement to $125.0 million. Except as modified by the Sixth Amendment, the existing terms of the 2020 Revolving Credit Agreement remained in effect.
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
As of March 31, 2026, $60.0 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $55.0 million and $5.0 million of letters of credit.
Senior Notes due 2026
On June 26, 2019, Holdings and certain of the Company's other subsidiaries, entered into an indenture, dated as of June 26, 2019 (the "2026 Indenture") with U.S. Bank National Association, as trustee, governing the terms of the Issuer's $500,000,000 aggregate principal amount of 6.75% Senior Secured First-Lien Notes due 2026 (the "Senior Notes due 2026"). The Senior Notes due 2026 were issued on June 26, 2019. The net proceeds from the issuance of the Senior Notes due 2026 were applied to partially repay existing indebtedness under the Term Loan due 2022. In conjunction with the issuance of the Senior Notes due 2026, debt issuance costs of $7.3 million were capitalized and amortized over the term of the Senior Notes due 2026.
Interest on the Senior Notes due 2026 is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The Senior Notes due 2026 mature on July 1, 2026.
In connection with the Notes Exchange Offer (as defined below), Holdings solicited consents from holders of the Senior Notes due 2026 to certain proposed amendments to the 2026 Indenture (such amendments, the "Proposed Amendments"), which, among other things, eliminated substantially all restrictive covenants, eliminated certain events of default, modified or eliminated certain other provisions, and released all the collateral securing the Senior Notes due 2026. As a result of receiving consents from holders representing over 66 2/3% of the Senior Notes due 2026, Holdings entered into the First Supplemental Indenture, dated as of May 2, 2024, between Holdings and the U.S. Bank Trust Company, National Association, as trustee, containing such Proposed Amendments.
The Senior Notes due 2026 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2026 Indenture.
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
The Senior Notes due 2029 were issued pursuant to an Indenture (the "2029 Indenture"), dated as of May 2, 2024, by and among Holdings, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee. Interest on the Senior Notes due 2029 is payable on March 15 and September 15 of each year, commencing on September 15, 2024. The Senior Notes due 2029 mature on July 1, 2029.
The Senior Notes due 2029 are fully and unconditionally guaranteed by Intermediate Holdings and the present and future wholly-owned restricted subsidiaries of Holdings (the "Senior Notes Guarantors"), subject to the terms of the 2029 Indenture. Other than certain assets secured on a first priority basis under the 2020 Revolving Credit Facility (as to which the Senior Notes due 2029 are secured on a second-priority basis), the Senior Notes due 2029 and related guarantees are secured on a first-priority basis pari passu with the Term Loan due 2029 (subject to certain exceptions) by liens on substantially all of the assets of the Holdings and the Senior Notes Guarantors.
The 2029 Indenture contains customary terms and conditions as well as various affirmative and negative covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, pay dividends or repurchase stock. A default under the Senior Notes due 2029 could cause a default under the 2029 Credit Agreement. Such covenants are not in force during the pendency of the Chapter 11 Cases.

Post Petition Debt

Cash Collateral
The Debtors have not obtained any postpetition debtor-in-possession financing in connection with the Chapter 11 Cases. To fund the administration of the Chapter 11 Cases and the Debtors’ ongoing operations, the Company obtained the consent of the ABL Parties and the Consenting 2029 Holders to use cash collateral during the pendency of the Chapter 11 Cases pursuant to negotiated interim and final cash collateral orders.

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

Anticipated Post-Emergence Debt
Upon consummation of the Plan, the Company expects its prepetition funded debt obligations under the 2026 Credit Agreement, the 2026 Indenture, the 2029 Credit Agreement, and the 2029 Indenture to be cancelled and exchanged for the consideration described in the Plan.

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

Liquidity and Going Concern Considerations
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company has the responsibility to evaluate at each reporting period, including interim periods, whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations. In its evaluation for this report, management considered the Company’s current financial condition and liquidity sources, including currently available funds and forecasted future cash flows, and the Company’s conditional and unconditional obligations due for 12 months following the date of issuance of this Quarterly Report on Form 10-Q. As of December 31, 2025, the Company was in compliance with all required debt and related financial covenants. As of that date, the Company was evaluating a number of strategic alternatives, including restructuring, refinancing or amending the Company's debt. During the first quarter of 2026, the Company was unable to reach satisfactory resolution of those strategic alternatives, and determined that filing the Chapter 11 Cases was in the best interests of the Company and its stakeholders. The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under its debt instruments, as further described in "Note 4, Debt." Based on the Company's filing for relief under Chapter 11 of the Bankruptcy Code which constituted an event of default under certain of the Company’s debt documents, as well as the uncertainty surrounding such filings, the Company determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following the date of issuance of this Quarterly Report on Form 10-Q.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As noted above, Liabilities subject to compromise will be resolved in connection with the Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Company’s plan of reorganization, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The condensed consolidated financial statements do not reflect or include any future consequences related to Chapter 11 relief or the Company's emergence from Chapter 11.
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Current Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Current Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023. The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. For a more detailed discussion of the restrictions in our debt agreements, See Part I, "Item 1 — Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements — Note 4 — Debt."
During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
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
During the third quarter of 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2026. As of March 31, 2026, an aggregate accrual of $3.9 million remained for the settlements.
Cash Flows Used in Operating Activities

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Net cash used in operating activities	$(19,565)	$(3,824)
Net cash used in operating activities for the three months ended March 31, 2026, compared to net cash used in operating activities for the three months ended March 31, 2025, increased primarily as a result of lower operating results and changes in working capital.
Cash Flows Used in Investing Activities

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Net cash used in investing activities	$(3,423)	$(5,058)
For the three months ended March 31, 2026 and 2025, net cash used in investing activities consisted primarily of capital expenditures.

Cash Flows Used in Financing Activities

	Three Months Ended March 31,
	2026	2025
(Dollars in thousands)
Net cash used in financing activities	$(1,384)	$(2,260)
For the three months ended March 31, 2026 and 2025 net cash used in financing activities primarily related to repayments of financing obligations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2026.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see the 2025 Form 10-K. Our critical accounting policies and estimates have not changed materially during the three months ended March 31, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of the 2025 Form 10-K. For more information, see Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements" and "Note 11 — Commitments and Contingencies."

Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2025 Form 10-K for information regarding known material risks that could materially affect our business, financial condition or future results. On April 15, 2026, the Bankruptcy Court entered the Confirmation Order confirming the Plan. While confirmation of the Plan reduces certain risks previously disclosed related to the outcome of the Chapter 11 Cases, the consummation of the Restructuring Transactions remains subject to the satisfaction or waiver of certain conditions, including the receipt of FCC approval. There can be no assurance that all conditions to the Plan Effective Date will be satisfied or waived on a timely basis, or at all. In addition, the Debtors continue to operate as debtors-in-possession during the post-confirmation period and remain subject to risks inherent in Chapter 11 proceedings. Except as described herein, during the three months ended March 31, 2026, there were no other material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit Number	Description

2.1	Confirmation Order, dated April 15, 2026 (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 17, 2026).

10.1	Restructuring Support Agreement, dated as of March 4, 2026, by and among the Company Parties and the Consenting 2029 Holders (incorporated by Reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on March 5, 2026).

10.2	Amendment No. 1 to Credit Agreement, dated as of February 9, 2026, by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., the other Borrowers party thereto, Cumulus Texas, LLC, and the Lenders party thereto (incorporated by reference to Exhibit 10.44 to Cumulus Media Inc.'s Annual Report on Form 10-K filed with the SEC on April 10, 2026).

10.3	President and Chief Executive Officer - Amended Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 17, 2026).

10.4	Executive Vice President and Chief Financial Officer - Amended Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 17, 2026).

31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumulus Media Inc.

April 29, 2026	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer