Form 10-K/A
period 2025-12-31
CUMULUS MEDIA INC
filed 2026-04-30
CIK 1058623

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of April 3, 2026, the registrant had outstanding 17,668,032 shares of common stock consisting of (i) 17,436,334 shares of Class A common stock; and (ii) 231,698 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Cumulus Media Inc. (the “Company”) previously filed its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on April 10, 2026. In accordance with General Instruction G(3) of Form 10-K, this Amendment No. 1 to the Original Form 10-K (the “Amendment”) is being filed solely for the purpose of filing the information required to be filed in of Part III of Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), this Amendment also contains new certifications by the principal executive officer and the principal financial officer of the Company as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV of this Annual Report on Form 10-K is amended to include the currently dated certifications as exhibits. Because this Amendment does not include financial statements, the Company has not provided new certifications under Rule 13a-14(b).

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

Pending Chapter 11 Reorganization

As previously announced, on March 5, 2026, the Company and certain of its subsidiaries (the “Company Parties”) filed voluntary petitions to commence prepackaged Chapter 11 proceedings in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Southern District of Texas (the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption In re Cumulus Media, et al., Case No. 26-90346.

Prior to commencing the Chapter 11 Cases, and in furtherance of a comprehensive debt restructuring (the “Restructuring”), the Company Parties entered into a (i) restructuring support agreement (together with all schedules, annexes, and exhibits attached thereto, the “Restructuring Support Agreement”) with an ad hoc group of (a) certain lenders (the “Consenting 2029 Term Loan Lenders”) of the Company’s outstanding term loans under that certain Credit Agreement, dated as of May 2, 2024 (the “2029 Credit Agreement”) and (b) certain holders (the “Consenting 2029 Noteholders” and, together with Consenting 2029 Term Loan Lenders, the “Consenting 2029 Holders”) of the Company’s 8.00% senior secured first-lien notes due 2029 issued under that certain Indenture, dated as of May 2, 2024 (the “2029 Indenture”) and (ii) that certain commitment letter (together with all schedules, annexes, and exhibits attached thereto, the “ABL Commitment Letter”) with Fifth Third Bank, as administrative agent, and the lenders from time to time party (the “ABL Parties”) to that certain Credit Agreement, dated as of March 6, 2020 (the “ABL Credit Agreement” and the facility thereunder, the “Existing ABL Credit Facility”).

On March 5, 2026, the Company Parties also filed the Disclosure Statement for the Joint Prepackaged Chapter 11 Plan of Reorganization of Cumulus Media Inc. and Its Debtor Affiliates and the Joint Prepackaged Chapter 11 Plan of Reorganization of Cumulus Media Inc. and Its Debtor Affiliates in the Chapter 11 Cases in the Bankruptcy Court.

On April 13, 2026, the Company Parties filed the Modified Joint Prepackaged Chapter 11 Plan of Reorganization of Cumulus Media Inc. and Its Debtor Affiliates (as may be amended or supplemented from time to time in accordance with its terms, the “Plan”). On April 15, 2026, the Bankruptcy Court entered an order confirming the Plan.

The Company expects that the effective date of the Plan (the “Effective Date”) will occur once all conditions precedent to the Plan, including, without limitation, the receipt of approval from the Federal Communications Commission and any other necessary regulatory approvals, have been satisfied or waived. The Company can make no assurances as to when, or ultimately if, the Plan will become effective. It is also possible that technical amendments could be made to the Plan prior to the Effective Date.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

Pursuant to the Company’s Certificate of Incorporation and Bylaws, members of the Board of Directors are elected or appointed to a term which expires at the next successive annual meeting of stockholders and when their successors are duly elected and qualified. Our Board consists of seven members. Other than Carol Flaton, Elizabeth Abrams and David Tolley, each of the director nominees was elected by our stockholders at our 2025 annual meeting of stockholders. Ms. Flaton was appointed to the Board to fill a vacancy, effective on January 15, 2026, and Ms. Abrams and Mr. Tolley were each appointed to the Board to fill vacancies, effective on March 4, 2026, as further described below.

On March 4, 2026, the Company and certain of its direct and indirect subsidiaries commenced filing the Chapter 11 Cases pursuant to chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court, to implement the Plan effectuating the Restructuring in accordance with (i) the Restructuring Support Agreement with the Consenting 2029 Holders and (ii) the ABL Commitment Letter. In connection with filing the Chapter 11 Cases, Thomas Castro and Brian Kushner resigned as members of the Board of Directors, and in accordance with the Restructuring Support Agreement, Ms. Abrams and Mr. Tolley were selected by the Company from a slate of four nominees proffered by the Required Consenting 2029 Holders.

Detailed information about each of the members of the Board of Directors, as of April 24, 2026, is provided below.

Mary G. Berner, age 66, has served as Chief Executive Officer since October 2015 and on the Cumulus Board of Directors since May 2015. She was also appointed as our President in March 2016. Under her leadership, the Company has transformed into a multi-platform audio-first media company. She also successfully led the Company through a global pandemic and established a strong corporate culture that focuses on employee engagement, fulfillment, and inclusion. Prior to being appointed as Chief Executive Officer in October 2015, Ms. Berner served as President and Chief Executive Officer of MPA-The Association of Magazine Media, which is the industry association for multi-platform magazine media companies, since September 2012. From 2007 to 2011, she served as Chief Executive Officer of Reader’s Digest Association, a global media and direct marketing company, and a member of the board. Before that, from November 1999 until January 2006, she led Fairchild Publications, Inc., first as President and Chief Executive Officer and then as President of Fairchild and as an officer of Condé Nast. She has also held leadership roles at Glamour, TV Guide, W, Women’s Wear Daily, Every Day with Rachael Ray, and Allrecipes.com. Ms. Berner serves on numerous industry and not-for-profit boards. Ms. Berner received her Bachelor of Arts degree in History from the College of the Holy Cross (Massachusetts).

Ms. Berner, who has gained significant operational and strategic knowledge of our Company as President and Chief Executive Officer, has over 30 years of senior executive experience in the media and advertising industry allowing her to add significant strategic perspective to the Board. In addition, her track record of driving growth in the companies she has led, as well as her expertise managing businesses in transition and in highly competitive environments, are important as we position ourselves for future growth and success.

Elizabeth Abrams, age 45, has spent her career in corporate finance, working with boards, investors, and management teams to develop strategies to navigate transformational change. She serves as an independent director and fiduciary for public and private companies. Ms. Abrams is the Founder and Managing Member of Spruce Brook Partners, a provider of corporate governance services, which she founded in April 2023. Ms. Abrams also serves on the board of directors of Luminar Technologies, Inc. (OTC: LAZRQ). Before becoming an independent fiduciary, Ms. Abrams spent most of her career as an investment banker, most recently as a Senior Managing Director at Guggenheim Securities from 2018-2021. Ms. Abrams also previously served as the chief financial officer of K Health, an AI-driven growth stage healthcare company, from 2021-2022. Ms. Abrams received a Bachelor of Science degree and a Bachelor of Applied Science degree from the University of Pennsylvania Management and Technology Program.

Ms. Abrams brings extensive experience in restructuring and financial management to our Board of Directors, which also makes her well suited to serve on both the Transaction and Audit Committees. Her experience serving as a member of the board of directors and fiduciary of numerous public and private companies brings valuable perspective to the Board, especially in the areas of financial restructuring and governance.

Deborah A. Farrington, age 75, is a co-founder and President of StarVest Management, Inc., the management company for StarVest Partners, L.P., and since 1999 has been a general partner of StarVest Partners, L.P., a venture capital fund that invests primarily in technology enabled business services and emerging software companies. From 1993 to 1997, Ms. Farrington was President and Chief Executive Officer of Victory Ventures, LLC, a New York-based private equity investment firm. Also, during that period, she was a founding investor and Chairman of the Board of Staffing Resources, Inc., a diversified staffing company. Prior to 1993, Ms. Farrington held management positions with Asian Oceanic Group in Hong Kong and New York, Merrill Lynch & Co. Inc. in Hong Kong, Tokyo and New York, and the Chase Manhattan Bank. In addition, Ms. Farrington previously served as director of Dayforce (NYSE: DAY) prior to its acquisition by Thoma Bravo in 2025, as lead director of NetSuite (NYSE: N) prior to its acquisition by Oracle in 2016, and as a director of Collectors Universe, Inc. (NASDAQ: CLCT); NCR, Inc. (NYSE: NCR); and RedBall Acquisition Corp. (NYSE: RBAC).

Ms. Farrington brings extensive financial and corporate management experience to our Board of Directors and her significant financial expertise makes her particularly suited to serve on the Audit Committee. Ms. Farrington has also served as a member of the board of directors of a number of public and private companies and has chaired all major board committees. She therefore brings significant experience in board governance and oversight, as well as a valuable perspective to the Board of Directors.

Carol Flaton, age 62, has served as an independent director for several public and private companies since her retirement in 2019. Her career in banking and finance was primarily working with companies and constituencies undergoing substantial transformation or financial turnaround. She was a Managing Director at Alix Partners from 2014-2019 and from 2008-2014 was a Managing Director at Lazard Freres. Prior to that she spent 13 years at Citigroup and Credit Suisse First Boston supporting clients in refinancings, capital raises and restructuring transactions. Ms. Flaton currently serves on the board of directors of QVC Group, Inc. (NASDAQ: QVCGA), Trinseo PLC (OTC: TSEOF) and Cornerstone Building Brands, Inc. (formerly NYSE: CNR), and she previously served on the board of directors of Cano Health, Inc. (OTC: CANOQ), Bed, Bath & Beyond, Inc. (NYSE: BBBY), National CineMedia, Inc. (NASDAQ: NCMI), Altera Infrastructure L.P. (NYSE: ALIN PR A), and EP Energy Corporation (OTC: EPEG). Carol has an M.B.A. from IMD (Lausanne, Switzerland), a B.S. from the University of Delaware.

Ms. Flaton brings more than three decades of experience in financial services and governance, and also brings extensive valuable perspective to the Board in having served in advisory roles and on boards of companies across a wide range of industries. The Board also greatly benefits from her well-rounded financial strength and acumen.

Steven M. Galbraith, age 63, has served as a managing member of Kindred Capital Advisors LLC, an investment management company, since October 2016. Prior to his service at Kindred Capital, Mr. Galbraith served as managing member of Herring Creek Capital and partner at Maverick Capital, both investment advisory firms. Prior to joining Maverick Capital, Mr. Galbraith served as Chief Investment Officer of Morgan Stanley. From 1998 to 2008, Mr. Galbraith was an adjunct professor at Columbia University business school where he taught securities analysis. Mr. Galbraith has served on the Board of Trustees of Tufts University and the National Constitution Center in Philadelphia, and was an advisor to the Office of Financial Research, appointed by the U.S. Treasury. Mr. Galbraith previously served on the board of directors of Pzena Investment Management, Inc. (NYSE: PZN) prior to its acquisition by Pzena Investment Management, LLC. Mr. Galbraith sits on the board of trustees of the Success Academy Charter Schools where he served as Chair, as well as Third Way, the Educational Equity Lab and the American Friends of Hebrew University Endowment. He also sits on the board of directors of Narragansett Brewing Company, Equity Data Science and Saïd Holdings limited.

Mr. Galbraith brings extensive financial and investment management experience to our Board of Directors, as evidenced by his senior leadership and executive positions in various investment management and advisory roles. His prior experience leading and managing successful M&A transactions also provides essential skills to the Board.

Andrew W. Hobson, age 64, has served as a Partner and the Chief Financial Officer of Innovatus Capital Partners, LLC, a private investment firm, since January 2016. From 1994 to 2015, Mr. Hobson served in various roles at Univision Communications Inc., a media company, including Senior Executive Vice President and Chief Financial Officer from October 2007 through February 2015, during which time he was responsible for all financial aspects of the company. Prior to his employment at Univision, Mr. Hobson served as a Principal at Chartwell Partners LLC from 1990 to 1994. Mr. Hobson also currently serves on the board of directors of Clear Channel Outdoor Holdings, Inc. (NYSE: CCO).

Mr. Hobson has significant financial and corporate management experience, including with respect to the media industry. His experience in critical financial analysis and strategic planning brings essential skills and a unique perspective to the Board.

David M. Tolley, age 59, prior to joining the Board in 2026 in accordance with the Restructuring Support Agreement, previously served on the Board of Directors of the Company from 2011 to 2018. He currently serves as a member of the board of directors of WeWork, Inc., a leading global flexible space provider. Mr. Tolley also served as chief executive officer of WeWork from May 2023 to June 2024. During his tenure at WeWork, Mr. Tolley guided the company through a complex global restructuring to position it for future growth, including the filing of a voluntary case under Chapter 11 of the United States Bankruptcy Code in November 2023, which concluded in June 2024. Previously, he served as executive vice president, chief financial officer and co-chief restructuring officer of Intelsat S.A. from June 2019 to March 2022, where he helped to lead a multi-billion dollar restructuring of one of the world’s largest satellite services providers. In May 2020, during Mr. Tolley’s tenure, Intelsat S.A. and its subsidiaries filed voluntary cases under Chapter 11 of the United States Bankruptcy Code, which concluded in February 2022. From 2017 to 2019, Mr. Tolley served as chief financial officer for Network Access Associates Ltd. (“OneWeb”), a leading global satellite constellation deployed in low Earth orbit. Mr. Tolley currently serves on the board of directors of KVH Industries, Inc. (NASDAQ: KVHI) and DigitalBridge Group, Inc. (NYSE: DBRG). Mr. Tolley holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Arts degree in Economics and History from the University of Michigan.

Mr. Tolley has over twenty years of experience in private equity investments and investment banking, with extensive experience in mergers, acquisitions, financings and restructurings. He has particular experience in the telecommunications and media sectors, including with the Company from 2011-2018. His competence in critical financial analysis and strategic planning, and vast experience in both transactions in, and overseeing operations of, numerous companies in the telecommunications and media industries, bring essential skills and a unique perspective to the Board.

Information about the Board of Directors

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. In addition, in March 2026, the Board established a Transaction Committee in connection with the Chapter 11 Cases.

Each committee operates pursuant to a written charter in compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC. Copies of these charters are available on our corporate website, at www.cumulus.com.

The Audit Committee.

The Audit Committee has been established in accordance with Section 3(a)(58) of the Exchange Act. The current members of the Audit Committee are Andy Hobson (Chairman), Elizabeth Abrams and Deborah A. Farrington. Although our common stock is not currently listed on the NASDAQ Stock Market, our Board of Directors has determined that each Audit Committee member is “independent,” as such term is defined under the rules of the SEC and the NASDAQ Marketplace Rules applicable to audit committee members, and meets the financial literacy requirements of the NASDAQ Marketplace Rules. No member of the Audit Committee participated in the preparation of our, or our subsidiaries’, financial statements at any time during the past three years. In addition, our Board of Directors has determined that each of Mses. Farrington and Abrams and Mr. Hobson (1) is an “audit committee financial expert,” as such term is defined under the rules of the SEC, and (2) meets the NASDAQ Marketplace Rules’ professional experience requirements. In making such determinations, the Board of Directors took into consideration, among other things, the express provision in Item 407(d) of SEC Regulation S-K that the determination that a person has the attributes of an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee and the Board of Directors, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors.

Executive Officers

For information relating to the required information regarding our executive officers, see Part I of the Original Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and any persons who beneficially own more than 10% of our common stock, are required to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon our review of copies of such reports for 2025 and written representations from our directors and executive officers, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, timely complied with all applicable filing requirements for our 2025 fiscal year.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, referred to as our Code of Ethics, that applies to all of our employees, executive officers and directors and meets the requirements of the rules of the SEC and the NASDAQ Marketplace Rules. The Code of Ethics is available on our website, www.cumulusmedia.com, and can be obtained without charge by written request to Richard S. Denning, Corporate Secretary, at our principal executive offices, 780 Johnson Ferry Road, N.E. Suite 500, Atlanta, Georgia 30342. If we make any substantive amendments to this Code of Ethics, or if our Board of Directors grants any waiver, including any implicit waiver, from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the waiver in a Current Report on Form 8-K.

Insider Trading Policy

We have an insider trading compliance policy (the “Insider Trading Policy”) that governs the purchase, sale, and/or other transactions of Company securities by its directors, officers and employees, and has implemented processes for the Company, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NASDAQ listing standards.

The Insider Trading Policy prohibits the Company’s officers, directors, and employees and related persons and entities from trading in securities of the Company and other companies with whom the Company transacts business while in possession of material, nonpublic information. The Insider Trading Policy also generally prohibits the Company’s officers, directors, and employees from disclosing material, nonpublic information regarding the Company.

The Insider Trading Policy requires that the Company’s executive officers and directors and other designated employees only transact in Company securities during open window periods. In addition, the Insider Trading Policy requires that the Company’s executive officers and directors and certain other designated employees obtain approval in advance of transactions in Company securities.

Item 11.     Executive Compensation

Smaller Reporting Company

The Company has conformed certain information required in herein to the applicable scaled disclosure obligations for Smaller Reporting Companies, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation.

Named Executive Officers

For the year ended December 31, 2025, our Chief Executive Officer and our two other most highly compensated executive officers, who we refer to as our named executive officers, were:

●	Mary G. Berner, our President and Chief Executive Officer;
●	Francisco J. Lopez-Balboa, our Executive Vice President and Chief Financial Officer (“CFO”); and
●	Collin R. Jones, Executive Vice President, Corporate Strategy and Development and President of Westwood One.

2025 Summary Compensation Table

The following table summarizes the total compensation paid or granted to or earned by each of the named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024.

						Non-Equity
						Incentive
				Stock	Options	Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)(1)	($)	($)
Mary G. Berner	2025	1,450,000	—	—	—	891,719	2,452	2,344,171
President and Chief Executive Officer	2024	1,450,000	—	1,743,751	—	1,458,593	3,450	4,655,794
Francisco J. Lopez-Balboa	2025	800,000	—	—	—	502,604	4,594	1,307,198
Executive Vice President, Treasurer and Chief Financial Officer	2024	800,000	—	868,000	—	821,784	3,742	2,493,526
Collin R. Jones	2025	650,000	—	—	—	311,693	5,250	966,943
Executive Vice President, Corporate Strategy and Development and President of Westwood One	2024	650,000	—	276,285	—	480,885	5,175	1,412,345
(1)	Includes payments earned under the STIP and respective tranches of the CPU awards.

Narrative to Summary Compensation Table

2025 Base Salary

No changes were made to the named executive officers’ base salaries for 2025. The following table sets forth the 2025 base salary rate for each of our named executive officers:

Named Executive Officer	2025 Base Salary Rate
Mary G. Berner	$1,450,000
Francisco J. Lopez-Balboa	$800,000
Collin R. Jones	$650,000

Incentive Plan Compensation

In 2025, the Board of Directors approved the Company’s annual executive incentive program in which named executive officers could participate, to operate as a quarterly incentive plan for 2025 (the “2025 STIP”), and adopted a new long-term incentive program for 2025 (the “LTI”) in which named executive officers could participate.

2025 Short-Term Incentive Awards Under Short-Term Incentive Plan

Awards to the named executive officers under the 2025 STIP were based on the Company achieving budgeted adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels, adjusted as described below. The target cash incentive award opportunity available to each named executive officer under the 2025 STIP was calculated as a percentage of each named executive officer’s base salary, all in accordance with the terms of each such officer’s employment agreement. For purposes of this compensation disclosure, “Adjusted EBITDA” means the Company’s as reported adjusted EBITDA1 for the fiscal year, as further adjusted to reflect the impact of extraordinary items deemed appropriate by the Compensation Committee.

The table below sets out the threshold, target and maximum Adjusted EBITDA goals established for the 2025 STIP by the Compensation Committee:

2025 STIP Adjusted EBITDA Goals (in millions)
Threshold (50% Payout)	Target (75% Payout)	Above Target (100% Payout)	Maximum (200% Payout)
$56	$70	$77	$91

The target cash incentive award opportunity applicable to each named executive officer under the 2025 STIP was calculated as a percentage of each named executive officer’s base salary (75% for Ms. Berner, 75% for Ms. Lopez-Balboa, and 60% for Mr. Jones).

Under the 2025 STIP, performance was measured at the end of each quarter, beginning with the quarter ended March 31, 2025, based on year-to-date Adjusted EBITDA performance at the end of the respective quarter. If target performance levels for the year-to-date period were met or exceeded, up to 12.5% of the total annual target bonus was awarded following the applicable quarter end. If, at the completion of any quarter, target performance levels for the year-to-date period (other than the full year period) were not met, no payment was made for that period.

Following the end of the year, Adjusted EBITDA for the full year is compared to the threshold, target, target plus, and maximum performance goals. Adjusted EBITDA performance falling between any of those performance levels would result in payout amounts determined by linear interpolation. The payout amount calculated for Adjusted EBITDA over the full-year period are reduced by payments previously made for the quarterly periods in 2025.

The Compensation Committee determined that, for compensation purposes, full-year Adjusted EBITDA for fiscal year 2025 was approximately $57,782,000, reflecting an adjustment to account for the impact of the departure of a significant on-air personality. This determination results in a formulaic payout of 53.2% of target for the 2025 STIP awards. As a result, the payments to each of the named executive officers under the 2025 STIP were as follows: Ms. Berner ($771,400); Mr. Lopez-Balboa ($425,600); and Mr. Jones ($276,640).

1The Company’s “as reported adjusted EBITDA” is the Company’s earnings before interest, taxes, depreciation and amortization, adjusted to exclude stock-based compensation expense, gain or loss on the exchange, sale, or disposal of any assets or stations or early extinguishment of debt, restructuring costs, expenses relating to acquisitions and divestitures, non-routine legal expenses incurred in connection with certain litigation matters, and non-cash impairments of assets, if any.

2025 Long-Term Incentive Awards

The Company maintains the Cumulus Media Inc. 2020 Equity and Incentive Compensation Plan (Amended and Restated effective April 26, 2023) (the “2020 Long-Term Incentive Plan”). The 2020 Long-Term Incentive Plan is intended to, among other things, help attract, motivate and retain key employees and directors and reward them for making contributions to the success of the Company. The 2020 Long-Term Incentive Plan generally permits the following types of awards: stock options (including incentive options and non-qualified options); restricted stock; restricted stock units; stock appreciation rights; dividend equivalents; other stock-based awards; performance awards; and cash awards.

In February 2025, the Board of Directors and Compensation Committee, as applicable, approved LTI awards pursuant to, and in accordance with, the 2020 Long-Term Incentive Plan. The targeted value of the awards that were granted in 2025 to each of the named executive officers under the 2020 Long-Term Incentive Plan were as follows:

Named Executive Officer	CTU Awards	CPU Awards
Mary G. Berner	$871,875	$871,875
Francisco J. Lopez-Balboa	$465,000	$465,000
Collin R. Jones	$232,500	$232,500

The 2025 LTI award consisted of a mix of time-based cash denominated awards (“CTUs”) and performance-based cash denominated awards (“CPUs”) in order to provide a balance between retention and performance incentives for the executive officers, and to further incentivize them toward the creation of long-term value.

2025 CTUs

The 2025 CTUs awards vest in substantially equal installments on each of the first four anniversaries of the grant date.

2025 CPUs

The 2025 CPUs are earned based on the satisfaction of goals with respect to the criteria that are established by the Compensation Committee.

1.	70% of the overall award is split into three tranches with respect to the three calendar years in the performance period (2025 through 2027). Each such tranche is generally eligible to vest following the end of the applicable performance year, subject to achievement of adjusted EBITDA margin (ex-political) performance goals for such year. Each tranche may be earned in a range of 0% to 150%. For the 2025 tranche of the 2025 CPU awards, the table below sets forth the threshold, target and maximum goal levels:

Fiscal Year	Performance Measure	Threshold	Target	Maximum
2025	Adjusted EBITDA Margin (ex-political)	Flat margin to previous year	75 bps improvement to prior year	175 bps improvement to prior year
Payout Percentage		50%	100%	150%

The Compensation Committee determined that, for compensation purposes, full-year adjusted EBITDA margin (ex-political) for fiscal year 2025 was approximately 7.21%, reflecting an adjustment to account for the impact of the departure of a significant on-air personality, as compared to the 2024 adjusted EBITDA margin (ex-political) of 8.38%. As a result, no portion of the 2025 tranche of the 2025 CPU awards was earned.

2.	30% of the overall award may be earned based on three-year cumulative total stockholder return achievement over the entire three-year period (January 1, 2025 through December 31, 2027) as compared to the Russell 2000 Index. Such portion of the award may be earned in a range of 0% to 150%. The table below sets forth the threshold, target and maximum goal levels:

Performance Period	Performance Measure	Threshold	Target	Maximum
2025-2027	Cumulative Total Stockholder Return	25th percentile as compared to the 2025 Russell 2000	55th percentile compared to the 2025 Russell 2000	85th percentile compared to the 2025 Russell 2000
Payout Percentage		50%	100%	150%

Prior Year PRSU Awards

2022 and 2023 PRSU Awards

In each of 2022 and 2023, the Compensation Committee approved PRSU awards for the named executive officers that are split into four tranches with respect to the four calendar years in the performance period (2022 through 2025 with respect to the 2022 PRSU awards and 2023 through 2026 with respect to the 2023 PRSU awards). Each tranche is generally eligible to vest following the end of the applicable performance year, subject to achievement of the applicable performance goals during the respective performance year. The PRSUs vesting with respect to any year during the performance period may be earned in a range of 0% to 100% of the initial PRSUs awarded with respect to such year. The PRSUs are earned based on Adjusted EBITDA (as defined above), as determined by the Compensation Committee compared to goals it establishes at the beginning of each respective fiscal year.

For 2025 tranches of the 2022 and 2023 PRSU awards, awards were designed so that if Adjusted EBITDA for 2025 was less than 90% of the 2025 Adjusted EBITDA goal, the vested PRSUs with respect to 2025 would be forfeited in their entirety. The 2025 Adjusted EBITDA goals for the 2022 and 2023 PRSU awards were as set forth in the table below. Adjusted EBITDA between the performance levels in the table below would have resulted in payout amounts determined by linear interpolation.

2025 PRSU Adjusted EBITDA Goal (in millions)
Threshold (50% payout)	Target (100% payout)
$63.0	$70.0

As a result of the 2025 Adjusted EBITDA performance described above, the 2025 tranches of the 2022 and 2023 PRSU awards were forfeited in their entirety.

2024 PRSU Awards

In 2024, the Compensation Committee approved PRSU awards for the named executive officers that are split into four tranches with respect to the four calendar years in the performance period (2024 through 2027). Each tranche is generally eligible to vest following the end of the applicable performance year, subject to achievement of the applicable performance goals during the respective performance year. The PRSUs vesting with respect to any year during the performance period may be earned in a range of 0% to 100% of the initial PRSUs awarded with respect to such year. The 2024 PRSUs are earned based on the satisfaction of goals with respect to the following criteria that are established by the Board at the beginning of each respective fiscal year for 2024, 2025, 2026 and 2027:

●	60% of the overall award is based on Adjusted EBITDA, as determined by the Compensation Committee;
●	20% of the overall award is based on management’s performance against the Company’s Adjusted Controllable Expense budget, as determined by the Compensation Committee; and
●	20% of the overall award is based on management’s performance against the Company’s Digital Marketing Services Revenue budget, as determined by the Compensation Committee.

“Adjusted Controllable Expense” means the adjusted controllable expenses for the applicable period as determined by the Compensation Committee. “Digital Marketing Services Revenue” means the Company’s digital marketing services revenue (consisting solely of revenue derived from digital marketing services aimed at enhancing customers’ digital campaigns and revenue derived from digital tools used to boost customer online presence) for the applicable period.

For the 2025 tranche of the 2024 PRSU awards, the table below sets forth the threshold, target and maximum goal levels for the applicable performance metrics, the actual performance certified by the Compensation Committee following the end of the 2025 performance year, and the percentage of such 2025 tranche that was earned by each named executive officer:

Performance Objectives (in millions)
		Threshold	Target Range	Maximum	Actual Performance	Weighted
Performance Measure	Weighting	(50% vesting)	(100% vesting)	(150% vesting)	(in millions)	Payout %
Adjusted EBITDA	60%	$56.0	$70.0	$91.0	$57.8	53.2%
Adjusted Controllable Expense	20%	$437.9	$431.2	$424.4	$422.6	150%
Digital Marketing Services Revenue	20%	$56.3	$62.6	$68.9	$63.2	104.3%
Total Payout %						82.8%

Prior Year CPU Awards

In February of 2022 and February of 2024, the Compensation Committee granted each named executive officer CPUs. The 2022 and 2024 CPU awards are generally subject to the same vesting and performance terms as the 2022 PRSUs and 2024 PRSUs, respectively. As a result, as with the 2022 and 2024 PRSU awards, the 2025 tranches of the 2022 and 2024 CPU awards were determined to have been earned at 0% of target and 82.8% of target, respectively. As a result, the payments to each of the named executive officers for the payout under the 2025 tranche of the 2024 CPU awards were as follows: Ms. Berner ($120,319); Mr. Lopez-Balboa ($77,004); and Mr. Jones ($35,053).

Each of the awards described above are subject to clawback provisions that require that such awards be forfeited or repaid to the Company in the event of certain acts of fraud or misconduct that result in a material restatement of the Company’s financial results.

Employment Agreements with Named Executive Officers

Berner Employment Agreement

On September 29, 2015, we entered into an employment agreement with Ms. Berner, pursuant to which she agreed to serve as our President and Chief Executive Officer, and which remained in effect following our emergence from our Chapter 11 bankruptcy proceedings on June 4, 2018 with an initial term through September 29, 2019, and contained a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. On March 19, 2020, we entered into a new employment agreement with Ms. Berner (the “2020 Berner Employment Agreement”), which extended the term of her existing agreement through December 31, 2022, and contained a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. The term of the 2020 Berner Employment Agreement had been automatically extended to December 31, 2026, pursuant to its terms. Pursuant to the 2020 Berner Employment Agreement, Ms. Berner was entitled to receive an annual base salary of $1,450,000 million, subject to increase.

The 2020 Berner Employment Agreement also provided that Ms. Berner was eligible for an annual cash incentive award based upon the achievement of annual performance goals for Ms. Berner and/or the Company determined by the Compensation Committee each year. The annual cash incentive award was calculated as a percentage of Ms. Berner’s base salary, with a target award opportunity of 100% of Ms. Berner’s base salary and a maximum award opportunity of 150% of Ms. Berner’s base salary. Notwithstanding these target and maximum award opportunities, the 2020 Berner Employment Agreement provided that the Compensation Committee may adjust upward the target and maximum award opportunities for Ms. Berner for each year.

On April 15, 2026, in connection with the Chapter 11 Cases, the Company entered into an amended and restated employment agreement (the “A&R Berner Employment Agreement”) with Ms. Berner, effective as of April 15, 2026. The A&R Berner Employment Agreement has an initial term that will continue through December 31, 2026, and contains a mirror provision to the 2020 Berner Employment Agreement that provides for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement.

The A&R Berner Employment Agreement is substantiality consistent with 2020 Berner Employment Agreement, except as for the base salary, which will be reduced to $1,250,000, and certain severance and termination provisions. See “Severance and Other Post-Employment Compensation” below for more information on the severance and termination provisions.

Lopez-Balboa Employment Agreement

On March 19, 2020, we entered into an employment agreement with Mr. Lopez-Balboa (the “2020 Lopez-Balboa Employment Agreement”). The 2020 Lopez-Balboa Employment Agreement had an initial term through March 23, 2023, and contained a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. As a result, the term of the 2020 Lopez-Balboa Employment Agreement had been automatically extended to March 23, 2027, pursuant to its terms. Pursuant to the 2020 Lopez-Balboa Employment Agreement, Mr. Lopez-Balboa was entitled to receive an annual base salary of $800,000, subject to further increase.

The 2020 Lopez-Balboa Employment Agreement also provided that Mr. Lopez-Balboa was eligible for an annual cash bonus based upon the achievement of annual performance goals for Mr. Lopez-Balboa and/or the Company determined by the Compensation Committee each year. The annual cash bonus was calculated as a percentage of Mr. Lopez-Balboa’s base salary, with a target award opportunity of 100% of Mr. Lopez-Balboa’s base salary and a maximum award opportunity of 150% of Mr. Lopez-Balboa’s base salary. Notwithstanding these target and maximum award opportunities, the 2020 Lopez- Balboa Employment Agreement provided that the Compensation Committee may adjust upward the target and maximum award opportunities for Mr. Lopez- Balboa for each year.

On April 15, 2026, in connection with the Chapter 11 Cases, the Company entered into an amended and restated employment agreement (the “A&R Lopez-Balboa Employment Agreement”) with Mr. Lopez-Balboa, effective as of April 15, 2026. The A&R Lopez-Balboa Employment Agreement has an initial term that will continue through December 31, 2026, and contains a mirror provision to the 2020 Lopez-Balboa Employment Agreement that provides for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement.

The A&R Lopez-Balboa Employment Agreement is substantiality consistent with the 2020 Lopez-Balboa Employment Agreement, except as for the base salary, which will be reduced to $700,000, and certain severance and termination provisions. See “Severance and Other Post-Employment Compensation” below for more information on the severance and termination provisions.

Jones Employment Agreement

On November 29, 2023, we entered into an employment agreement with Mr. Jones (the “Jones Employment Agreement”). The Jones Employment Agreement has an initial term through December 31, 2026, and contains a provision for automatic extensions of one-year periods thereafter, unless terminated in advance by either party in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Jones is entitled to receive an annual base salary of $650,000.

The Jones Employment Agreement also provides that Mr. Jones is eligible for an annual cash bonus based upon the achievement of performance criteria or goals set forth in an executive incentive plan. The annual cash incentive award is calculated as a percentage of Mr. Jones’s base salary, with a current target award opportunity of 80% of base salary, or a higher amount as determined by the Chief Executive Officer. If in any given year the Compensation Committee does not approve an executive incentive plan proposed by the Chief Executive Officer, or the Chief Executive Officer elects not to propose an executive incentive plan, the basis for annual cash bonuses to Mr. Jones will be governed by the bonus provisions in effect immediately prior to January 1, 2016.

Severance and Other Post-Employment Compensation

Severance Compensation Under Employment Agreements

As described above, the Company has entered into employment agreements with each named executive officer. Under Ms. Berner’s and Mr. Lopez-Balboa’s employment agreements, as amended and restated, if during the term of the agreement the Company terminates the officer’s employment without cause (as defined in the applicable employment agreement, including as a result of the Company’s notice of non-renewal of the employment agreement) or the officer terminates their employment for good reason (as defined in the applicable employment agreement, including, among other events, if (i) the Board does not grant an award to Ms. Berner under the new management incentive plan established in connection with the Plan within 90 days of the Effective Date (such award, the “Initial Grant”), as required by Ms. Berner’s employment agreement, as amended and restated, or (ii) Ms. Berner elects not to accept the Initial Grant) (each, a “Qualifying Termination”), the Company will provide the following severance benefits to the officer: (1) an amount equal to 1.75 times for Ms. Berner (or, if the termination is for good reason and the good reason trigger is Ms. Berner’s election not to accept the Initial Grant, an amount equal to 1.0 times) and 1.0 times for Mr. Lopez-Balboa the sum of the officer’s base salary plus target annual cash incentive award, payable in four quarterly installments (the “Severance Payments”); (2) a lump sum cash payment equal to a pro-rata annual cash incentive award for the year of termination, based on actual performance for the full performance year (the “Pro-Rata Bonus”); (3) for Ms. Berner, unless otherwise agreed, vesting of 50% of equity awards that are unvested as of the termination date (for performance-based awards, subject to applicable performance conditions) or, if the termination occurs during the six-month period preceding a change in control (as defined in the employment agreement), vesting of 100% of equity awards that are unvested as of the termination date (with performance conditions for performance-based awards deemed satisfied); and (4) continued participation for the executive and their dependents (at the Company’s expense) for 12 months (or, for Ms. Berner, 18 months) following termination in the medical, dental, vision and hospitalization insurance coverage in which the officer and their dependents were participating prior to the termination date, or an equivalent economic benefit, plus reimbursement of income taxes related thereto (“Continued Benefits”).

If Ms. Berner or Mr. Lopez-Balboa experiences a Qualifying Termination within 12 months after a change in control (as defined in the applicable employment agreement) or within three months prior to a change in control, the Company will provide the following severance benefits to the officer: (1) the Severance Payments, but subject to a 2.25X multiple instead of a 1.75X multiple for Ms. Berner, and a 1.5X multiple instead of a 1.0X multiple for Mr. Lopez-Balboa; (2) a Pro-Rata Bonus; (3) 100% vesting of outstanding equity awards, with performance conditions deemed satisfied; and (4) Continued Benefits, but for a period of 24 months instead of 18 months for Ms. Berner, and a period of 18 months instead of 12 months for Mr. Lopez- Balboa.

Under Mr. Jones’ employment agreement, if during the term of the agreement the Company terminates Mr. Jones’ employment without cause or Mr. Jones terminates his employment for good reason (as defined in the applicable employment agreement), Mr. Jones is entitled to: (1) continued base salary for a period of 6 months (the “Severance Period”); (2) cash payments during the Severance Period totaling 50% of his target bonus amount, paid in substantially equal installments; and (3) 18 months of COBRA coverage at the Company’s expense. If during the term of the agreement the Company terminates Mr. Jones’ employment without cause and the termination occurs within 1 month before or within 9 months after Ms. Berner resigning at the request of the Board or Ms. Berner’s employment being terminated by the Board without cause (as defined in the Berner Employment Agreement), Mr. Jones is entitled to continued base salary for a period of 9 months instead of 6 months and to cash payments totaling 75% of his target bonus amount instead of 50% of his target bonus amount.

In general, severance benefits under the employment agreements are subject to the named executive officer’s execution of a customary release of claims in favor of the Company. The employment agreements include certain customary confidentiality and non-competition restrictive covenants, and the severance benefits described above are generally subject to forfeiture in the event the officer materially breaches such covenants.

If Ms. Berner or Mr. Lopez-Balboa’s employment terminates as a result of death or disability (as defined in the applicable employment agreement), then the officer will be entitled to an annual cash incentive award payment for the year of such termination on a pro-rated basis based on actual performance for the full performance period.

Equity Award Agreements

If a named executive officer’s employment is terminated by the Company without cause (as defined for purposes of the applicable equity awards), by the officer for good reason (as defined for purposes of applicable awards), due to death, or due to disability (as defined for purposes of the applicable awards): (1) 50% of outstanding and unvested CPUs, RSUs and PRSUs will become vested (or 75%, if such termination occurs prior to the first anniversary of the grant date); and (2) unvested options will vest to the extent that they would have vested on the next succeeding annual vesting date. If the named executive officer’s employment is terminated without cause or for good reason within three months prior to or within 12 months after a change in control, 100% of the award will become vested (to the extent not yet vested or forfeited).

For purposes of the 2025 CPUs and CTUs, in the event of a change in control of the Company during the applicable vesting period, the unvested portion of the payout opportunities for the named executive officers’ awards (for performance-based awards, the target payout opportunity) will be eligible for increase based on performance multipliers that apply only in the event of significant stock price appreciation represented in the change in control. If the Company’s stock price increases to at least 300% (a stock price of $2.64) of the stock price at the time of grant approval, then the opportunity will be increased by 50%, and if the stock price increases to at least 500% (a stock price of $4.40) of the stock price at the time of grant approval, then the opportunity will be increased by 100%. Linear interpolation would be used to determine the increase for a stock price increase between 300% and 500%.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding option awards and stock awards held by each named executive officer that were outstanding as of December 31, 2025. All awards relate to shares of Class A common stock. The value of stock awards was calculated based on a price of $0.078 per share, the closing price of the Company’s Class A common stock on December 31, 2025.

	Option Awards					Stock Awards
											Equity
											Incentive
									Equity		Plan
									Incentive		Awards:
									Plan		Market or
			Equity						Awards:		Payout
			Incentive						Number of		Value of
			Plan						Unearned		Unearned
			Awards:					Market	Shares,		Shares,
	Number of	Number of	Number of			Number of		Value of	Units or		Units or
	Securities	Securities	Securities			Shares		Shares	Other		Other
	Underlying	Underlying	Underlying			or Units		or Units	Rights		Rights
	Unexercised	Unexercised	Unexercised	Option		of Stock		of Stock	That Have		That Have
	Options	Options	Unearned	Exercise	Option	That Have		That Have	Not		Not
	(#)	(#)	Options	Price	Expiration	Not Vested		Not Vested	Vested		Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)	(#)		($)
Mary G. Berner	—	—	—	—	—	27,635	(1)	2,156	27,635	(2)	2,156
	—	—	—	—	—	111,426	(3)	8,691	55,713	(4)	4,346
	—	—	—	—	—	222,987	(5)	17,393	111,492	(6)	8,696
Francisco J. Lopez-Balboa	—	—	—	—	—	14,755	(1)	1,151	14,755	(2)	1,151
	—	—	—	—	—	59,351	(3)	4,629	23,740	(4)	1,852
	—	—	—	—	—	118,926	(5)	9,276	47,571	(6)	3,711
Collin R. Jones	—	—	—	—	—	4,676	(1)	365	4,676	(2)	365
	—	—	—	—	—	21,443	(7)	1,673	5,146	(8)	401
	—	—	—	—	—	42,739	(9)	3,334	10,257	(10)	800
(1)	This amount represents time-based RSUs which vested on January 12, 2026, due to acceleration and were originally scheduled to vest on February 3, 2026.
(2)	This amount represents PRSUs, that will vest on December 31, 2025, subject to certain performance conditions that may decrease the ultimate amount earned.

(3)	This amount represents time-based RSUs that are scheduled to vest in equal parts on March 3, 2026 and March 3, 2027. The March 3, 2026 vesting was accelerated to January 12, 2026. The March 3, 2027 vesting was forfeited on April 15, 2026 as a result of filing the Chapter 11 Cases.
(4)	This amount represents PRSUs that will vest in equal amounts on December 31, 2025 and December 31, 2026, subject to certain performance conditions that may decrease the ultimate amount earned. The December 31, 2026 vesting was forfeited on April 15, 2026 as a result of filing the Chapter 11 Cases.
(5)	This amount represents time-based RSUs that are scheduled to vest in equal parts on February 17, 2026, February 17, 2027, and February 17, 2028. The February 17, 2026 vesting was accelerated to January 12, 2026. The February 17, 2027 and 2028 vestings were forfeited on April 15, 2026 as a result of filing the Chapter 11 Cases.
(6)	This amount represents PRSUs that will vest in equal amounts on December 31, 2025, December 31, 2026, and December 31, 2027, subject to certain performance conditions that may decrease the ultimate amount earned. The December 31, 2026 and 2027 vestings were forfeited on April 15, 2026 as a result of filing the Chapter 11 Cases.
(7)	This amount represents time-based RSUs that are scheduled to vest in equal parts on March 3, 2026 and March 3, 2027. The March 3, 2026 vesting was accelerated to January 12, 2026.
(8)	This amount represents PRSUs that will vest in equal amounts on December 31, 2025 and December 31, 2026, subject to certain performance conditions that may decrease the ultimate amount earned.
(9)	This amount represents time-based RSUs that are scheduled to vest in equal parts on February 17, 2026, February 17, 2027, and February 17, 2028. The February 17, 2026 vesting was accelerated to January 12, 2026.
(10)	This amount represents PRSUs that will vest in equal amounts on December 31, 2025, December 31, 2026, and December 31, 2027, subject to certain performance conditions that may decrease the ultimate amount earned.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required.

In 2025, non-employee directors received a fee of $100,000 and the Chairman of the Board received an additional fee of $40,000. Also, in 2025, the Chairman of the Audit Committee received an additional fee of $25,000, the Chairman of the Compensation Committee received an additional fee of $25,000 and the Chairman of the Nominating and Governance Committee received an additional fee of $15,000, each of which were paid in cash. Each non-employee director is also reimbursed for expenses actually incurred in attending in-person meetings of the Board and any committees.

In addition, for 2025, in lieu of the equity award to non-employee members of the Board, the non-employee directors were awarded $100,000, and the Chairman of the Board was awarded an additional $80,491, payable in cash in quarterly increments on the last day of September and December 2025, with the remaining balances paid in February 2026.

The following table sets forth amounts paid to our non-employee directors in 2025. Ms. Berner received no additional compensation for her service as a director, and her compensation is disclosed in the “2025 Summary Compensation Table” above.

				Non-Equity	Nonqualified
	Fees Earned or			Incentive Plan	Deferred	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Elizabeth Abrams(1)	—	—	—	—	—	—	—
Matthew C. Blank(2)	6,111	—	—	—	—	—	6,111
Thomas H. Castro(3)	150,000	—	—	—	—	—	150,000
Deborah A. Farrington	150,000	—	—	—	—	—	150,000
Carol Flaton(4)	—	—	—	—	—	—	—
Steven M. Galbraith(5)	165,278	—	—	—	—	—	165,278
Joan Hogan Gillman(6)	165,000	—	—	—	—	—	165,000
Andrew W. Hobson	234,134	—	—	—	—	—	234,134
Brian G. Kushner(7)	175,000	—	—	—	—	—	175,000
David M. Tolley(8)	—	—	—	—	—	—	—
(1)	Ms. Abrams was appointed to serve on the Board effective as of March 4, 2026.
(2)	Mr. Blank resigned from the Board effective as of January 22, 2025. Following his resignation, Mr. Blank entered into a consulting agreement with the Company (the “Consulting Agreement”), pursuant to which Mr. Blank received compensation in his capacity as a consultant of the Company that is not included in the table above. See “Certain Relationships and Related Transactions” below for more information on the Consulting Agreement.
(3)	Mr. Castro resigned from the Board effective as of March 4, 2026.
(4)	Ms. Flaton was appointed to serve on the Board effective as of January 15, 2026.
(5)	Mr. Galbraith was appointed to serve on the Board effective as of January 22, 2025 and was compensated consistent with other non-employee directors on a prorated basis for his service in 2025.
(6)	Ms. Gillman resigned from the Board effective as of January 15, 2026.
(7)	Mr. Kushner resigned from the Board effective as of March 4, 2026.
(8)	Mr. Tolley was appointed to serve on the Board effective as of March 4, 2026.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table lists information concerning the beneficial ownership of our common stock as of April 22, 2026 (unless otherwise noted), by (1) each person known to us to beneficially own more than 5% of any class of our voting common stock, (2) each of our directors and director nominees, and each of our named executive officers (as defined below), and (3) all of our current directors and executive officers as a group.

	Class A Common Stock(1)
	Number of		Percentage of
Name of Stockholder	Shares		Shares Outstanding
Elizabeth Abrams	—		—
Deborah A. Farrington	62,786		*
Carol Flaton	—		—
Steven M. Galbraith(2)	575,200	(2)	3.3%
Andrew Hobson	184,155		1.1%
David M. Tolley	—		—
Mary G. Berner	474,476		2.7%
Francisco J. Lopez-Balboa	234,442		1.3%
Collin R. Jones	99,929		*
All current directors and executive officers as a group (12 persons)	1,863,468		10.7%
Zazove Associates, LLC(3)	2,067,566		11.9%
Barclays PLC(4)	897,445		5.1%
*	Indicates less than one percent
(1)	Each share of Class A common stock entitles its holder to one vote on each matter to be voted upon by stockholders.
(2)	Includes 400,000 shares of Class A common stock held by Kindred Capital Advisors LLC (“Kindred Capital”), which Mr. Galbraith may be deemed to beneficially own by virtue of his position as managing member of Kindred Capital.
(3)	This information is based in part on a Schedule 13G/A filed with the SEC on January 7, 2025, by Zazove Associates, Inc. (“Zazove Inc.”), Zazove Associates, LLC (“Zazove LLC”) and Gene T. Pretti, which stated that Zazove Inc., Zazove LLC and Mr. Pretti have sole voting power and sole dispositive power over 2,067,566 shares. The address of Zazove Inc., Zazove LLC and Mr. Pretti is 1001 Tahoe Blvd., Incline Village, NV 89451.
(4)	This information is based in part on a Schedule 13G filed with the SEC on November 12, 2025, by Barclays PLC (“Barclays”), which stated that Barclays has sole voting power and sole dispositive power over 897,445 shares. The address of Barclays is 1 Churchill Place, London - E14 5HP.

Securities Authorized For Issuance Under Equity Incentive Plans

For information relating to securities authorized for issuance under equity incentive plans, see “Securities Authorized For Issuance Under Equity Incentive Plans” of the Original Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

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

On January 22, 2025, Matthew Blank resigned from the Board of Directors. Following his resignation, on January 22, 2025, Mr. Blank entered into a consulting agreement with the Company (the “Consulting Agreement”), pursuant to which he agreed to serve as a consultant to the Company for a period of 18 months following his resignation from the Board of Directors. Entry into the Consulting Agreement constituted a related party transaction during fiscal year 2025 because (i) Mr. Blank’s compensation in connection with the Consulting Agreement amounts to $305,815, payable in substantially equal installments on a quarterly basis, and (ii) Mr. Blank was a director of the Company during fiscal year 2025. Mr. Blank was paid $155,815 in fiscal year 2025 as compensation under the Consulting Agreement. The Consulting Agreement terminates on June 30, 2026, in accordance with its terms.

Director Independence

Our Board of Directors has reviewed the standards of independence for directors established by applicable laws and regulations, including the current listing standards of the NASDAQ Marketplace Rules, although our common stock is not currently listed on the NASDAQ Stock Market, and has reviewed and evaluated the relationships of the directors with the Company and our management, which included personal relationships and contributions and service to various charitable organizations. Based upon this review and evaluation, our Board of Directors has determined that none of the current non-employee members of the Board of Directors or director nominees has a relationship with the Company or our management that would interfere with such director’s exercise of independent judgment, and that each non-employee member of the Board of Directors is “independent” as such term is defined under the NASDAQ Marketplace Rules. The independent directors meet periodically in executive sessions.

Item 14.     Principal Accountant Fees and Services

Auditor Fees and Services

Audit Fees

PricewaterhouseCoopers LLP billed us $1,350,000, in the aggregate, for professional services rendered to audit our annual financial statements for the fiscal year ended December 31, 2025, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2025, and to review the interim financial statements included in our quarterly reports on Form 10-Q filed in 2025.

PricewaterhouseCoopers LLP billed us $1,765,000, in the aggregate, for professional services rendered to audit our annual financial statements for the fiscal year ended December 31, 2024, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2024, and to review the interim financial statements included in our quarterly reports on Form 10-Q filed in 2024.

Audit Related Fees

PricewaterhouseCoopers LLP did not provide or bill us for any audit related services in 2025 or 2024.

Tax Fees

PricewaterhouseCoopers LLP billed us $30,000 and $25,000 for tax consulting services in 2025 and 2024, respectively.

All Other Fees

PricewaterhouseCoopers LLP did not provide or bill us for any other services in 2025 or 2024.

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

(3)Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

3.2	Third Amended and Restated Bylaws of Cumulus Media Inc. (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Quarterly Report on Form 8-K filed with the SEC on March 10, 2025)

4.1	Form of Global Warrant Certificate (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

4.2	Form of Class A common stock certificate (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.’s Registration Statement on Form S-8 filed with the SEC on June 4, 2018)

4.3

Indenture, dated as of June 26, 2019, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.4

First Supplemental Indenture, dated as of May 2, 2024, between Cumulus Media New Holdings Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.5

Indenture, dated as of May 2, 2024, by and among Cumulus Media New Holdings Inc., the guarantors party thereto, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

4.6	Form of 6.75% Senior Secured First Lien Note due 2026 (included in Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2019)

4.7	Form of 8.000% Senior Secured First Lien Note due 2029 (included in Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.1 *	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.2 *	Cumulus Media Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2018)

10.3 *

Cumulus Media Inc. 2020 Equity and Incentive Compensation Plan (as amended and restated as of April 26, 2023) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on April 27, 2023)

10.4 *	Description of 2022 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.5 *	Description of 2023 Quarterly Incentive Plan (incorporated by reference to Exhibit 10.5 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.6 *	Form of Restricted Stock Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.7 *	Form of Restricted Stock Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.8 *	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.9 *	Form of Restricted Stock Unit Agreement (Director) (incorporated by reference to Exhibit 10.10 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.10 *	Form of Stock Option Agreement (Director) (incorporated by reference to Exhibit 10.11 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.11 *

Form of Cash Based Performance Unit Agreement (Non-Senior Executive) (incorporated by reference to Exhibit 10.12 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.12 *	Form of Cash Based Performance Unit Agreement (Senior Executive) (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.13**	Form of Cash Based Performance Unit Agreement (Non-senior Executive)

10.14**	Form of Cash Based Performance Unit Agreement (Senior Executive)

10.15 *

Employment Agreement, dated November 29, 2011, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.13 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.16 *

First Amendment to Employment Agreement, dated March 30, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 31, 2016)

10.17 *

Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2016)

10.18 *

Third Amendment to Employment Agreement, dated October 25, 2017, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.18 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on March 29, 2018)

10.19

Fifth Amendment to Employment Agreement, dated June 10, 2025, by and between Cumulus Media Inc. and Richard S. Denning (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025)

10.20 *

Form of Executive Vice President and Chief Financial Officer Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.21 *	Form of President and Chief Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 19, 2020)

10.22 *

Employment Agreement, dated as of January 1, 2015, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.20 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.23 *

First Amendment to Employment Agreement, dated February 19, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.21 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.24 *

Second Amendment to Employment Agreement, dated August 26, 2016, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.22 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.25 *

Third Amendment to Employment Agreement, dated September 26, 2017, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.23 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.26 *

Fourth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.24 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.27 *

Fifth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.6 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.28 *

Sixth Amendment to Employment Agreement, dated June 18, 2024, by and between Cumulus Media Inc. and Robert J. Walker (incorporated by reference to Exhibit 10.7 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.29 *

Employment Agreement, dated as of July 21, 2014, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.30 *

First Amendment to Employment Agreement, dated as of November 13, 2015, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.25 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.31 *

Second Amendment to Employment Agreement, dated as of February 19, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.32 *

Third Amendment to Employment Agreement, dated August 12, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.26 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.33 *

Fourth Amendment to Employment Agreement, dated September 17, 2016, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.27 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.34 *

Fifth Amendment to Employment Agreement, dated December 10, 2018, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.28 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.35 *

Sixth Amendment to Employment Agreement, dated July 1, 2021, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.29 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.36 *

Seventh Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.8 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.37 *

Eighth Amendment to Employment Agreement, dated April 25, 2022, by and between Cumulus Media Inc. and Dave Milner (incorporated by reference to Exhibit 10.9 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2024)

10.38 *

Employment Agreement, dated November 29, 2023, by and between Cumulus Media New Holdings Inc. and Collin R. Jones (incorporated by reference to Exhibit 10.31 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

10.39

Transaction Support Agreement, dated as of April 18, 2024, by and among Cumulus Media Inc., Cumulus Media New Holdings Inc. and the Ad-Hoc Group (as defined therein) (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on April 19, 2024)

10.40

Credit Agreement, dated as of September  26, 2019, among Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, certain lenders, Bank of America, N.A as administrative agent, and Bank of America, N.A., Credit Suisse Loan Funding LLC, Deutsche Bank Securities Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and Fifth Third Bank as joint lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2019)

10.41

Second Amendment to the Credit Agreement, dated as of June 9, 2023, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc. (“Holdings”), each of the restricted subsidiaries of Holdings signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2023)

10.42

Term Loan Exchange Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., the Cumulus Media New Holdings Inc. (“Holdings”), certain subsidiaries of the Holdings, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.43

Credit Agreement, dated as of May 2, 2024, by and among Cumulus Media Intermediate Inc., the Cumulus Media New Holdings Inc. (“Holdings”), certain subsidiaries of the Holdings, certain lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.44**

Amendment No. 1 to Credit Agreement, dated as of February 9, 2026, by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., the other Borrowers party thereto, Cumulus Texas, LLC, and the Lenders party thereto

10.45

Amended Credit Agreement, reflecting amendments to that certain Credit Agreement, dated as of September 26, 2019, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.46

ABL Credit Agreement, dated as of March 6, 2020, among Cumulus Media Intermediate, Inc., Cumulus Media New Holdings Inc., certain of Cumulus Media New Holding, Inc.’s other subsidiaries, Fifth Third Bank National Association as a lender and Administrative Agent and certain other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2020)

10.47

Fifth Amendment to the ABL Credit Agreement, dated as of June 3, 2022, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on June 8, 2022)

10.48

Sixth Amendment to the ABL Credit Agreement, dated as of May 2, 2024, entered into by and among Cumulus Media Intermediate Inc., Cumulus Media New Holdings Inc., each of the restricted subsidiaries of Cumulus Media New Holdings Inc. signatory thereto, Fifth Third Bank, National Association, as the administrative agent for the lenders and collateral agent for the secured parties, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on May 3, 2024)

10.49

Master Agreement, dated August 7, 2020, between Vertical Bridge REIT, LLC, VB NIMBUS, LLC, and Cumulus Media New Holdings Inc. (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s

Quarterly Report on Form 10Q filed with the SEC on November 5, 2020)

10.50***

Restructuring Support Agreement, dated as of March 4, 2026, by and among the Company Parties and the Consenting 2029 Holders (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2026)

10.51*	Engagement Agreement, dated as of March 4, 2026, by and between Cumulus Media Inc. and Elizabeth Abrams

10.52*	Engagement Agreement, dated as of March 4, 2026, by and between Cumulus Media Inc. and David Tolley

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2025)

21.1 **	Subsidiaries

23.1 **	Consent of PricewaterhouseCoopers LLP

31.1 +	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 +	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

97.1*	Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Cumulus Media Inc.’s Annual Report on Form 10-K filed with the SEC on February 27, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement

**	Filed or furnished with the Original Form 10-K

+	Filed or furnished herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2026.

Cumulus Media Inc.

By	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer