Form 10-Q
period 2026-06-30
CUMULUS MEDIA INC
filed 2026-08-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐
As of August 7, 2026, the registrant had 17,668,032 outstanding shares of common stock consisting of: 17,436,334 shares of Class A common stock and 231,698 shares of Class B common stock.

Cumulus Media Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands (except for share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $4,218 and $0, respectively)	$61,111	$81,979
Accounts receivable, less allowance for doubtful accounts of $4,705 and $4,097 at June 30, 2026 and December 31, 2025, respectively	113,121	134,136
Trade receivable	7,507	7,251
Prepaid expenses and other current assets	28,165	19,481
Total current assets	209,904	242,847
Property and equipment, net	121,807	120,765
Operating lease right-of-use assets	95,216	102,387
Broadcast licenses	407,151	407,908
Other intangible assets, net	51,578	59,782
Other assets	9,079	7,271
Total assets	$894,735	$940,960
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$54,325	$104,133
Current portion of operating lease liabilities	412	27,456
Trade payable	686	2,480
Current portion of debt	2,028	23,870
Total current liabilities not subject to compromise	57,451	157,939
Long-term debt	—	694,808
Operating lease liabilities	1,051	96,104
Financing liabilities, net	—	176,194
Other liabilities	8,187	7,436
Deferred income tax liabilities	1,165	—
Total liabilities not subject to compromise	67,854	1,132,481
Liabilities subject to compromise	1,044,026	—
Total liabilities	1,111,880	1,132,481
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 23,464,930 and 23,023,497 shares issued; 17,436,334 and 17,208,386 shares outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 231,698 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost, 6,028,596 and 5,815,111 shares at June 30, 2026 and December 31, 2025, respectively	(47,131)	(47,107)
Additional paid-in-capital	361,417	360,945
Accumulated deficit	(531,431)	(505,359)
Total stockholders’ deficit	(217,145)	(191,521)
Total liabilities and stockholders’ deficit	$894,735	$940,960
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars in thousands (except for share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$167,907	$186,017	$332,354	$373,366
Operating expenses:
Content costs	55,625	59,426	121,517	138,757
Selling, general and administrative expenses	85,856	93,227	170,260	186,606
Depreciation and amortization	12,305	14,016	24,582	28,790
Corporate expenses	11,876	14,150	40,548	28,767
(Gain) loss on sale or disposal of assets or stations	(82)	100	(458)	122
Impairment of assets held for sale	—	1,420	—	1,420
Total operating expenses	165,580	182,339	356,449	384,462
Operating income (loss)	2,327	3,678	(24,095)	(11,096)
Non-operating expense:
Reorganization items, net	(7,580)	—	14,432	—
Interest expense (excludes contractual interest of $14,098 and $18,324 for the second quarter and first half of 2026, respectively)	(3,044)	(16,307)	(15,088)	(32,329)
Interest income	—	202	184	288
Other expense, net	(32)	(22)	(84)	(32)
Total non-operating expense, net	(10,656)	(16,127)	(556)	(32,073)
Loss before income taxes	(8,329)	(12,449)	(24,651)	(43,169)
Income tax expense	(881)	(372)	(1,421)	(2,019)
Net loss	$(9,210)	$(12,821)	$(26,072)	$(45,188)
Basic and diluted loss per common share (see "Note 8, Loss Per Share"):
Basic: Loss per share	$(0.52)	$(0.74)	$(1.48)	$(2.61)
Diluted: Loss per share	$(0.52)	$(0.74)	$(1.48)	$(2.61)
Weighted average basic common shares outstanding	17,668,032	17,440,084	17,653,823	17,323,130
Weighted average diluted common shares outstanding	17,668,032	17,440,084	17,653,823	17,323,130

See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Stockholders' Deficit
(Unaudited)

For the six months ended June 30, 2026
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2025	17,208,386	$—	231,698	$—	5,815,111	$(47,107)	$360,945	$(505,359)	$(191,521)
Net loss	—	—	—	—	—	—	—	(16,862)	(16,862)
Shares returned in lieu of tax payments	—	—	—	—	213,485	(24)	—	—	(24)
Issuance of common stock	227,948	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	535	—	535
Balance at March 31, 2026	17,436,334	$—	231,698	$—	6,028,596	$(47,131)	$361,480	$(522,221)	$(207,872)
Net loss	—	—	—	—	—	—	—	(9,210)	(9,210)
Stock based compensation expense	—	—	—	—	—	—	(63)	—	(63)
Balance at June 30, 2026	17,436,334	$—	231,698	$—	6,028,596	$(47,131)	$361,417	$(531,431)	$(217,145)

For the six months ended June 30, 2025
Dollars in thousands	Class A Common Stock		Class B Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2024	16,723,074	$—	312,041	$—	5,481,216	$(46,833)	$358,441	$(304,657)	$6,951
Net loss	—	—	—	—	—	—	—	(32,367)	(32,367)
Shares returned in lieu of tax payments	—	—	—	—	333,895	(274)	—	—	(274)
Issuance of common stock	404,969	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	849	—	849
Balance at March 31, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,290	$(337,024)	$(24,841)
Net loss	—	—	—	—	—	—	—	(12,821)	(12,821)
Stock based compensation expense	—	—	—	—	—	—	574	—	574
Balance at June 30, 2025	17,128,043	$—	312,041	$—	5,815,111	$(47,107)	$359,864	$(349,845)	$(37,088)
See accompanying notes to the unaudited condensed consolidated financial statements.

Cumulus Media Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(26,072)	$(45,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,582	28,790
Amortization of debt issuance costs	303	505
Amortization of debt discount	(1,099)	(2,894)
Provision for doubtful accounts	2,233	1,136
(Gain) loss on sale or disposal of assets or stations	(458)	122
Impairment of assets held for sale	—	1,420
Deferred income taxes	1,165	1,722
Stock-based compensation expense	472	1,423
Non-cash interest expense on financing liabilities	1,283	1,636
Non-cash imputed rental income	(2,481)	(2,510)
Non-cash reorganization items, net	(32,872)	—
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	18,782	13,089
Trade receivable	(256)	(2,600)
Prepaid expenses and other current assets	(8,213)	(2,216)
Operating leases, net	(826)	(719)
Other assets	(3,039)	2,787
Accounts payable and accrued expenses	12,318	(5,365)
Trade payable	856	635
Other liabilities	380	700
Net cash used in operating activities	(12,942)	(7,527)
Cash flows from investing activities:
Proceeds from sale of assets or stations	661	498
Proceeds from insurance reimbursement	276	—
Capital expenditures	(7,093)	(11,068)
Net cash used in investing activities	(6,156)	(10,570)
Cash flows from financing activities:
Borrowings under the 2020 revolving credit facility	2,028	55,000
Adequate protection payments on 2020 revolving credit facility	(458)	—
Shares returned in lieu of tax payments	(24)	(274)
Repayments of financing liabilities	(3,324)	(3,161)
Repayments of finance lease obligations	(568)	(559)
Proceeds from tenant improvement reimbursement	576	—
Net cash used in financing activities	(1,770)	51,006
Decrease in cash, cash equivalents and restricted cash	(20,868)	32,909
Cash, cash equivalents and restricted cash at beginning of period	81,979	63,836
Cash, cash equivalents and restricted cash at end of period	$61,111	$96,745

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
Nature of Business
Cumulus Media is an audio-first media company delivering premium content to a quarter billion people every month — wherever and whenever they want it. Cumulus Media engages listeners with high-quality local programming through 384 owned-and-operated radio stations across 84 markets; delivers nationally-syndicated sports, news, talk, and entertainment programming from iconic brands including the NFL, the NCAA, the Masters, US Soccer, AP News, and the Academy of Country Music Awards, across more than 7,800 affiliated stations through Westwood One, a leading national audio network; and inspires listeners through the Cumulus Podcast Network, an established and influential platform for original podcasts that are smart, entertaining, and thought-provoking. Cumulus Media provides advertisers with personal connections, local impact and national reach through broadcast and on-demand digital, mobile, social, and voice-activated platforms, as well as integrated digital marketing services, powerful influencers, full-service audio solutions, industry-leading research and insights, and live event experiences. For more information visit www.cumulusmedia.com.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the Company's unaudited Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented herein. The accompanying condensed consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited financial statements as of December 31, 2025, and our accompanying unaudited Condensed Consolidated Financial Statements as of June 30, 2026, and for the periods ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The financial condition and results for the interim periods are not necessarily indicative of those that may be expected for any future interim period or for the full year. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s basis of presentation did not change as a result of the filing of the Chapter 11 Cases or the entry of the Confirmation Order.
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
On March 4, 2026, prior to launching the Solicitation, the Debtors entered into (i) a restructuring support agreement (together with all schedules, annexes, and exhibits attached thereto, the “Restructuring Support Agreement”) with an ad hoc group of (a) certain lenders (the “Consenting 2029 Term Loan Lenders”) of the Company’s outstanding term loans (the "2029 Term Loans") under the 2029 Credit Agreement (as defined herein) and (b) certain holders (the “Consenting 2029 Noteholders” and, together with the Consenting 2029 Term Loan Lenders, the “Consenting 2029 Holders”) of the Company’s Senior Notes due 2029 (as defined herein) issued under the 2029 Indenture (as defined herein) and (ii) that certain commitment letter (together with all schedules, annexes, and exhibits attached thereto, the “ABL Commitment Letter”) with Fifth Third Bank, as administrative agent, and the lenders from time to time party (the “ABL Parties”) to that certain Credit Agreement, dated as of March 6, 2020 (the “ABL Credit Agreement” and the facility thereunder, the “Existing ABL Credit Facility”). As of June 30, 2026, the Consenting 2029 Holders that were party to the Restructuring Support Agreement held, in the aggregate, approximately 88.4% of the 2029 Term Loans and the Senior Notes due 2029. Pursuant to the Restructuring Support Agreement, the Consenting 2029 Holders have agreed, subject to certain terms and conditions, to, among other things, support the Plan.
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
•by no later than 55 days after the Petition Date, the Bankruptcy Court shall have entered an order confirming the Plan (the “Confirmation Milestone”); and
•by no later than 75 days after entry of the Confirmation Order, the Plan Effective Date shall have occurred (the “Emergence Milestone”); provided, that the Emergence Milestone may be extended by the Debtors by up to 120 days solely to the extent the Debtors have otherwise complied with the Restructuring Support Agreement and the definitive documents and all conditions to the Plan Effective Date have been satisfied other than (i) the receipt of required regulatory or other governmental approvals and (ii) any conditions that, by their nature, can only be satisfied on the Plan Effective Date.
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone. On April 15, 2026, the Bankruptcy Court entered an order confirming the Plan (the "Confirmation Order"), satisfying the Confirmation Milestone. On June 26, 2026, the Debtors extended the Emergence Milestone to October 27, 2026, as the Debtors have not yet received the regulatory approvals required for the Plan Effective Date to occur.
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
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. As a result of the order, the Company wrote off $0.6 million of operating lease right of use assets and $14.2 million of operating lease liabilities, and recognized $3.4 million of statutory damages for the rejected leases in the first quarter of 2026. The resulting net gain of $10.2 million was recognized in Reorganization items, net, on the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2026. During the second quarter of 2026, a lessor drew $2.0 million on an outstanding letter of credit to partially satisfy its outstanding damages claim in connection with the rejection of its lease in the Chapter 11 Cases. The remaining amount accrued for rejected leases as of June 30, 2026, is $1.4 million. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
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
The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three and six months ended June 30, 2026, related to the bankruptcy proceedings are recorded as Reorganization items, net. In addition, prepetition obligations that may be impacted by the Chapter 11 Cases have been classified on the Consolidated Balance Sheet at June 30, 2026, as Liabilities subject to compromise. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court. See below for more information regarding Reorganization items.
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
Liabilities Subject to Compromise
The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, includes amounts classified as Liabilities Subject to Compromise, which represent prepetition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. See "Note 10, Liabilities Subject to Compromise" for additional information.
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
Comprehensive Loss
Comprehensive loss includes net loss and certain items that are excluded from net loss and recorded as a separate component of stockholders' equity. During the six months ended June 30, 2026 and 2025, the Company had no items of other comprehensive loss and, therefore, comprehensive loss does not differ from reported net loss.
Restricted Cash
The Company’s restricted cash is comprised of cash held in accounts subject to restrictions imposed by the Bankruptcy Court, primarily to fund required escrows for professional fees and utilities.
Assets Held for Sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria for the disposal of long-lived assets. In the second quarter of 2026, the Company entered into agreements to sell WWFF-FM in Huntsville, Alabama, WQPD-FM in Florence, South Carolina, WWKL-FM in Harrisburg, Pennsylvania, and WLLF-FM in Youngstown, Ohio, for $4.7 million, collectively. The closing of the transactions remains subject to customary closing conditions, including regulatory approval. As of June 30, 2026, and December 31, 2025, assets held for sale were not material for each respective period.
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

Supplemental Cash Flow Information

The following summarizes supplemental cash flow information to be read in conjunction with the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Interest paid	$6,269	$32,699
Income taxes paid (net of refunds)	332	(5)
Reorganization items paid	13,056	—
Supplemental disclosures of non-cash flow information:
Trade and barter revenue(1)	$39,188	$36,004
Trade and barter expense(1)	39,016	33,395
Noncash principal change in financing liabilities	(1,031)	(12,997)
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

The following table presents revenues disaggregated by revenue source (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
Broadcast radio revenue:
Spot	$81,449	$91,151
Network	21,412	27,286
Total broadcast radio revenue	102,861	118,437
Digital	38,712	38,832
Other	26,334	28,748
Net revenue	$167,907	$186,017

	Six Months Ended June 30,
	2026	2025
Broadcast radio revenue:
Spot	$149,195	$172,115
Network	54,414	71,219
Total broadcast radio revenue	203,609	243,334
Digital	72,250	75,397
Other	56,495	54,635
Net revenue	$332,354	$373,366
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
Digital Revenue
We generate digital advertising revenue from the sale of advertising and promotional opportunities across our podcasting network, streaming audio network, websites, mobile applications and by offering digital marketing services. We sell premium advertising adjacent to, or embedded in, podcasts through our network of owned and distributed podcasts. We also operate one of the largest streaming audio advertising networks in the U.S., including owned and operated internet radio simulcasted stations with either digital ad-inserted or simulcasted ads. We sell display ads across 384 local radio station websites, mobile applications, and ancillary custom client microsites. In addition, we sell an array of local digital marketing services to new and existing advertisers such as email marketing, geo-targeted display, video solutions and search engine marketing within our Cumulus C-Suite portfolio, as well as website building and hosting, social media management, reputation management, listing management, and search engine optimization within our Boost product suite.

Other Revenue
Other revenue includes trade and barter transactions, remote and event revenue, and non-advertising revenue. Non-advertising revenue represents fees received for licensing network content, imputed tower rental income, satellite rental income, and proprietary software licensing.
Trade and Barter Transactions
The Company provides commercial advertising inventory in exchange for goods and services used principally for promotional, sales, programming and other business activities. Programming barter revenue is derived from an exchange of programming content, to be broadcast on the Company's airwaves, for commercial advertising inventory, usually in the form of commercial placements inside the show exchanged. Trade and barter value is based upon management's estimate of the fair value of the products, supplies and services received. Trade and barter revenue is recorded when commercial spots are aired, in the same pattern as the Company's normal cash spot revenue is recognized. Non-cash trade and barter expense is recorded when goods or services are consumed. For the three months ended June 30, 2026 and 2025, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $17.8 million and $19.4 million, respectively; and (2) trade and barter expenses of $20.0 million and $16.5 million, respectively. For the six months ended June 30, 2026 and 2025, amounts reflected under trade and barter transactions were: (1) trade and barter revenues of $39.2 million and $36.0 million, respectively; and (2) trade and barter expenses of $39.0 million and $33.4 million, respectively.
Capitalized Costs of Obtaining a Contract
The Company capitalizes certain incremental costs of obtaining contracts with customers which it expects to recover. For new local direct contracts where the new and renewal commission rates are not commensurate, management capitalizes commissions and amortizes the capitalized commissions over the average customer life. These costs are recorded within selling, general and administrative expenses in our unaudited Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the Company recorded an asset of approximately $5.9 million and $6.0 million, respectively, related to the unamortized portion of commission expense on new local direct revenue.

3. Intangible Assets
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2026 and December 31, 2025 are as follows (dollars in thousands):

	Indefinite-Lived		Definite-Lived		Total
Gross Carrying Amount	Broadcast licenses	Trademarks	Affiliate and producer relationships	Tower income contracts
Balance as of December 31, 2025	$407,908	$15,535	$145,000	$13,472	$581,915
Assets held for sale	(757)	(41)	—	(52)	(850)
Balance as of June 30, 2026	$407,151	$15,494	$145,000	$13,420	$581,065

Accumulated Amortization
Balance as of December 31, 2025	$—	$—	$(102,872)	$(11,353)	$(114,225)
Amortization expense	—	—	(7,408)	(749)	(8,157)
Assets held for sale	—	—	—	46	46
Balance as of June 30, 2026	$—	$—	$(110,280)	$(12,056)	$(122,336)
Net Book Value as of June 30, 2026	$407,151	$15,494	$34,720	$1,364	$458,729
The Company performs impairment testing of its indefinite-lived intangible assets annually as of December 31 of each year and on an interim basis if events or circumstances indicate that its indefinite-lived intangible assets may be impaired. The Company reviews the carrying amount of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events and circumstances did not necessitate any interim impairment tests during the six months ended June 30, 2026 and 2025, respectively. We will continue to monitor changes in economic and market conditions, and if any events or circumstances indicate a triggering event has occurred, we will perform an interim impairment test of our intangible assets at the appropriate time.

4. Debt
The following table summarizes the Company’s short-term and long-term debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Short-Term Debt
Term Loan due 2026	$1,203	$1,203
Senior Notes due 2026	22,697	22,697
Term Loan due 2029 (1)	311,845	—
Senior Notes due 2029 (2)	306,375	—
2020 Revolving Credit Facility	57,028	—
Less: unamortized debt issuance costs(3)	—	(30)
Total short-term debt, net	$699,148	$23,870
Long-Term Debt
Term Loan due 2029 (1)	—	323,569
Senior Notes due 2029 (2)	—	318,225
2020 Revolving Credit Facility	—	55,000
Less: unamortized debt issuance costs (3)	—	(1,986)
Total long-term debt, net	$—	$694,808
Less: Amounts reclassified to liabilities subject to compromise (4)	(697,120)	—
Total debt, net (5)	$2,028	$718,678
(1) As a result of the Exchange Offer (as defined below), $328.3 million of principal was exchanged for $311.8 million of principal resulting in a difference of $16.5 million which was being amortized to interest expense (thereby reducing interest expense) over the life of the debt. In conjunction with the Chapter 11 Bankruptcy filing, the Company wrote off the remaining balance of $11.2 million to Reorganization items, net, within the Condensed Consolidated Statement of Operations during the first quarter of 2026.
(2) As a result of the Exchange Offer, $323.0 million of principal was exchanged for $306.4 million of principal resulting in a difference of $16.6 million which was being amortized to interest expense (thereby reducing interest expense) over the life of the debt. In conjunction with the Chapter 11 Bankruptcy filing, the Company wrote off the remaining balance of $11.3 million to Reorganization items, net, within the Condensed Consolidated Statement of Operations during the first quarter of 2026.
(3) In conjunction with the Chapter 11 Bankruptcy filing, the Company wrote off the remaining balance of unamortized debt issuance costs of $1.9 million to Reorganization items, net, within the Condensed Consolidated Statement of Operations during the first quarter of 2026.
(4) In connection with the Chapter 11 Bankruptcy filing, certain debt has been reclassified to Liabilities Subject to Compromise in the Company's Condensed Consolidated Balance Sheet as of June 30, 2026.
(5) Total debt, net, as of June 30, 2026, represents a lessor's draw during the second quarter of 2026 on an outstanding letter of credit to partially satisfy its outstanding damages claim in connection with the rejection of its lease in the Chapter 11 Cases.
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

Except for interest owed under the 2020 Revolving Credit Agreement, the Company has ceased paying interest on its prepetition debt obligations during the pendency of the Chapter 11 Cases. The Debtors have agreed to pay interest during the Chapter 11 Cases on the prepetition obligations under the 2020 Revolving Credit Agreement in accordance with the orders of the Bankruptcy Court authorizing the Debtors’ use of cash collateral. Adequate protection payments will be recognized as a reduction to the carrying amount of the 2020 Revolving Credit Agreement. Concurrently, the amount of liability under the 2020 Revolving Credit Agreement will be increased to the estimated allowed claim amount and a charge will be recognized within Reorganization items, net.
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

Upon consummation of the Term Loan Exchange Offer, Holdings entered into a new term loan credit agreement (as amended (including as described below), the "2029 Credit Agreement"), by and among Holdings, Intermediate Holdings, certain other subsidiaries of the Company, Bank of America, N.A., as Administrative Agent, and the other banks and financial institutions party thereto as lenders. The maturity date of the Term Loan due 2029 is May 2, 2029. As of June 30, 2026, the Term Loan due 2029 bore interest at a rate of 8.93% per annum.
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
As of June 30, 2026, $60.0 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $57.0 million and $3.0 million of letters of credit.
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
Interest on the Senior Notes due 2026 is payable on January 1 and July 1 of each year, commencing on January 1, 2020. The Senior Notes due 2026 matured on July 1, 2026.
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
5. Fair Value Measurements
The following table shows the gross amount and fair value of the Term Loans due 2029 and the Senior Notes due 2026 and 2029 based on third party trading prices. The fair value of the Term Loan due 2026 is based on broker-provided indications of value in markets with limited observable inputs (dollars in thousands):

	June 30, 2026	December 31, 2025
Term Loan due 2026:
Gross value	$1,203	$1,203
Fair value - Level 3	$12	N/A
Fair value - Level 2	N/A	$322
Term Loan due 2029:
Gross value	$311,845	$323,569
Fair value - Level 2	$46,777	$82,639
Senior Notes due 2026:
Gross value	$22,697	$22,697
Fair value - Level 2	$340	$13,817
Senior Notes due 2029:
Gross value	$306,375	$318,225
Fair value - Level 2	$45,956	$78,126
The following table presents a reconciliation of the beginning and ending balances for the Company's Level 3 fair value measurements for the year ended June 30, 2026:

Opening Balance	$—
Transfers into Level 3 (1)	12
Ending Balance	$12
(1) Transferred from Level 2 to Level 3 in the first quarter of 2026 from a lack of observable market data.
The Company invests in governmental money market funds that have a maturity of three months or less at the date of purchase which are classified as cash equivalents. Due to the short maturity, the Company believes the carrying amount of the cash equivalents approximates fair value. The following table details the fair value measurements of the Company's investments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Level 1		Level 2		Level 3
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Cash equivalents	$—	$30,681	$—	$—	$—	$—
6. Income Taxes
For the three months ended June 30, 2026, the Company recorded an income tax expense of $0.9 million on pre-tax book loss of $8.3 million, resulting in an effective tax rate of approximately (10.6)%. For the three months ended June 30, 2025, the Company recorded an income tax expense of $0.4 million on pre-tax book loss of $12.4 million, resulting in an effective tax rate of approximately (3.0)%.
For the six months ended June 30, 2026, the Company recorded an income tax expense of $1.4 million on pre-tax book loss of $24.7 million, resulting in an effective tax rate of approximately (5.8)%. For the six months ended June 30, 2025, the

Company recorded an income tax expense of $2.0 million on pre-tax book loss of $43.2 million, resulting in an effective tax rate of approximately (4.7)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three and six month periods ended June 30, 2026 and 2025, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
The Company recognizes the benefits of deferred tax assets only as its assessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Income Taxes ("ASC 740"). The Company reviews the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize existing deferred tax assets. As of June 30, 2026 and December 31, 2025, the Company recorded a valuation allowance against its deferred tax assets related to a portion of disallowed interest expense carryforwards and other attributes generated during the year because it is more likely than not that some of the tax benefits of these assets will not be realized in the future. The Company will continue to monitor the valuation of deferred tax assets and tax liabilities, which requires judgment in assessing the likely future tax consequences of events that are recognized in the Company's financial statements or tax returns as well as judgment in projecting future profitability.
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
As of June 30, 2026, the Company had 23,696,628 aggregate issued shares of common stock, and 17,668,032 outstanding shares consisting of: (i) 23,464,930 issued shares and 17,436,334 outstanding shares designated as Class A common stock; and (ii) 231,698 issued and outstanding shares designated as Class B common stock.
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Expired Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Expired Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023 (the "Prior Share Repurchase Authorization"). The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 4, Debt" for further discussion of the restrictions in our debt agreements.
During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
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

For the three months ended June 30, 2026 and 2025, given the net loss attributable to the Company's common stockholders, potential common shares that would have caused dilution, such as employee stock options, restricted shares and other stock awards, were excluded from the diluted share count because their effect would have been anti-dilutive.
The Company applies the two-class method to calculate loss per share. Because both classes share the same rights in dividends and losses, loss per share (basic and diluted) is the same for both classes.
The following tables present the basic and diluted loss per share, and the reconciliation of basic to diluted weighted average common shares (in thousands):

	Three Months Ended June 30,
	2026	2025
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(9,210)	$(12,821)
Basic net loss attributable to common shares	$(9,210)	$(12,821)
Denominator:
Basic weighted average shares outstanding	17,668	17,440
Basic undistributed net loss per share attributable to common shares	$(0.52)	$(0.74)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(9,210)	$(12,821)
Diluted net loss attributable to common shares	$(9,210)	$(12,821)
Denominator:
Basic weighted average shares outstanding	17,668	17,440
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,668	17,440
Diluted undistributed net loss per share attributable to common shares	$(0.52)	$(0.74)

	Six Months Ended June 30,
	2026	2025
Basic Loss Per Share
Numerator:
Undistributed net loss from operations	$(26,072)	$(45,188)
Basic net loss attributable to common shares	$(26,072)	$(45,188)
Denominator:
Basic weighted average shares outstanding	17,654	17,323
Basic undistributed net loss per share attributable to common shares	$(1.48)	$(2.61)

Diluted Loss Per Share
Numerator:
Undistributed net loss from operations	$(26,072)	$(45,188)
Diluted net loss attributable to common shares	$(26,072)	$(45,188)
Denominator:
Basic weighted average shares outstanding	17,654	17,323
Effect of dilutive options and restricted share units	—	—
Diluted weighted average shares outstanding	17,654	17,323
Diluted undistributed net loss per share attributable to common shares	$(1.48)	$(2.61)

9. Reorganization items, net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 and were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Allowed claims adjustments for debt obligations (1)	$(1,049)	$19,271
Professional fees (2)	(5,762)	(13,527)
Rejected lease contracts (3)	—	10,195
Other (4)	(769)	(1,507)
Reorganization items, net	$(7,580)	$14,432

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

As of June 30, 2026, $4.0 million of Professional fees and Other were unpaid and accrued in Accounts Payable and Accrued Expenses in the accompanying Condensed Consolidated Balance Sheet. For the six months ending June 30, 2026, the Company made payments of approximately $13.1 million for Reorganization Items.

10. Liabilities Subject to Compromise

As discussed in "Note 1, Nature of Business, Interim Financial Data and Basis of Presentation," since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Condensed Consolidated Balance Sheets, Liabilities Subject to Compromise reflects the expected allowed amount of the prepetition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities Subject to Compromise at June 30, 2026 consisted of the following (in thousands):

June 30, 2026
Accounts payable and accrued expenses	$69,054
Operating lease liabilities	100,503
Debt	697,120
Financing liabilities, net	171,224
Other liabilities	6,125
Total liabilities subject to compromise	$1,044,026

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

During the third quarter of 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Condensed Consolidated Statements of Operations. As of June 30, 2026, an aggregate accrual of $3.9 million was recorded in Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets.
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
Chapter 11 Cases
See "Note 1, Nature of Business, Interim Financial Data and Basis of Presentation," for additional information about the Plan and the Chapter 11 Cases.
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
On December 30, 2025, the District Court granted the Company’s motion for preliminary injunction and enjoined Nielsen from, among other things, enforcing its Tying Policy during the pendency of the case (the “Preliminary Injunction Ruling”). Nielsen appealed the District Court’s Preliminary Injunction Ruling on January 14, 2026, to the United States Court of Appeals for the Second Circuit (the “Second Circuit”), and, on January 16, 2026, the Second Circuit administratively stayed the District Court’s Preliminary Injunction Ruling pending the appeal.
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
On March 11, 2026, in light of the filing of the Chapter 11 Cases, the District Court stayed the Company's claims against Nielsen until further order of the District Court, and stayed Nielsen’s Counterclaims until the earlier of (i) the termination of the automatic stay in bankruptcy, or (ii) entry of an order by the Bankruptcy Court lifting the stay of Nielsen’s counterclaims.
On July 13, 2026, the Second Circuit (Appeal No. 26-88) affirmed the District Court’s Preliminary Injunction Ruling. The case has been remanded to the District Court for further proceedings.

12. Condensed Combined Debtors' Financial Statements

The financial statements below represent the condensed combined financial statements of the Debtors. For the three and six months ended June 30, 2026, the Company’s Non-Filing Entities, which are comprised of the Company's FCC license holding entities, are accounted for as non-consolidated subsidiaries in these financial statements.

Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the Non-Filing Entities have not been eliminated in the Debtors’ financial statements.

Debtors' Balance Sheet
(Dollars in thousands, except for share data)

Dollars in thousands (except for share data)	June 30, 2026
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of $4,218)	$60,987
Accounts receivable, less allowance for doubtful accounts of $4,705 at June 30, 2026	113,121
Trade receivable	7,507
Prepaid expenses and other current assets	28,165
Total current assets	209,780
Property and equipment, net	121,357
Operating lease right-of-use assets	95,216
Other intangible assets, net	51,578
Other assets	9,079
Total assets	$487,010
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$54,234
Current portion of operating lease liabilities	412
Trade payable	686
Current portion of debt	2,028
Total current liabilities not subject to compromise	57,360
Operating lease liabilities	1,051
Other liabilities	8,187
Deferred income tax liabilities	1,165
Total liabilities not subject to compromise	67,763
Liabilities subject to compromise	1,044,026
Total liabilities	1,111,789
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Class A common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 23,464,930 shares issued; 17,436,334 shares outstanding at June 30, 2026, respectively	—
Convertible Class B common stock, par value $0.0000001 per share; 100,000,000 shares authorized; 231,698 shares issued and outstanding at June 30, 2026	—
Treasury stock, at cost, 6,028,596 shares at June 30, 2026	(47,131)
Additional paid-in-capital	(46,217)
Accumulated deficit	(531,431)
Total stockholders’ deficit	(624,779)
Total liabilities and stockholders’ deficit	$487,010

Debtors' Statement of Operations
(Dollars in thousands)
Dollars in thousands (except for share and per share data)	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net revenue	$167,907	$332,354
Operating expenses:
Content costs	55,625	121,517
Selling, general and administrative expenses	85,856	170,260
Depreciation and amortization	12,305	24,582
Corporate expenses	11,876	40,548
Gain on sale or disposal of assets or stations	(82)	(458)
Total operating expenses	165,580	356,449
Operating income (loss)	2,327	(24,095)
Non-operating expense:
Reorganization items, net	(7,580)	14,432
Interest expense (excludes contractual interest of 14,098 and 18,324 for the second quarter and first half of 2026, respectively)	(3,044)	(15,088)
Interest income	—	184
Other expense, net	(32)	(84)
Total non-operating expense, net	(10,656)	(556)
Loss before income taxes	(8,329)	(24,651)
Income tax expense	(881)	(1,421)
Net loss	$(9,210)	$(26,072)

Debtors' Statement of Cash Flows (Dollars in thousands)
Dollars in thousands	Six Months Ended June 30,
2026
Cash flows from operating activities:
Net loss	$(26,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,582
Amortization of debt issuance costs	303
Amortization of debt discount	(1,099)
Provision for doubtful accounts	2,233
Gain on sale or disposal of assets or stations	(458)
Deferred income taxes	1,165
Stock-based compensation expense	472
Non-cash interest expense on financing liabilities	1,283
Non-cash imputed rental income	(2,481)
Non-cash reorganization items, net	(32,872)
Changes in assets and liabilities (excluding acquisitions and dispositions):
Accounts receivable	18,782
Trade receivable	(256)
Prepaid expenses and other current assets	(8,213)
Operating leases, net	(826)
Other assets	(3,039)
Accounts payable and accrued expenses	12,194
Trade payable	856
Other liabilities	380
Net cash used in operating activities	(13,066)
Cash flows from investing activities:
Proceeds from sale of assets or stations	661
Proceeds from insurance reimbursement	276
Capital expenditures	(7,093)
Net cash used in investing activities	(6,156)
Cash flows from financing activities:
Borrowings under the 2020 revolving credit facility	2,028
Adequate protection payments on 2020 revolving credit facility	(458)
Shares returned in lieu of tax payments	(24)
Repayments of financing liabilities	(3,324)
Repayments of finance lease obligations	(568)
Proceeds from tenant improvement reimbursement	576
Net cash used in financing activities	(1,770)
Decrease in cash, cash equivalents and restricted cash	(20,992)
Cash, cash equivalents and restricted cash at beginning of period	81,979
Cash, cash equivalents and restricted cash at end of period	$60,987

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The following discussion of our financial condition and results of operations should be read in conjunction with the other information contained in this Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"), filed with the SEC. This discussion, as well as various other sections of this Form 10-Q, contain and refer to statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements are any statements other than those of historical fact and relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. These risks and uncertainties include, but are not limited to, those described in our 2025 Form 10-K, Part I, Item 1A. “Risk Factors," Part II, Item 1A. “Risk Factors,” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (the “2026 Q1 10-Q”) and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and those described from time to time in other reports filed with the SEC. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see "Cautionary Statement Regarding Forward-Looking Statements" in our 2025 Form 10-K.
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
On March 4, 2026, prior to launching the Solicitation, the Debtors entered into the Restructuring Support Agreement and the ABL Commitment Letter. As of June 30, 2026, the Consenting 2029 Holders that were party to the Restructuring Support Agreement held, in the aggregate, approximately 88.4% of the 2029 Term Loans and the Senior Notes due 2029. Pursuant to the Restructuring Support Agreement, the Consenting 2029 Holders have agreed, subject to certain terms and conditions, to, among other things, support the Plan.
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
•by no later than 55 days after the Petition Date, the Bankruptcy Court shall have entered the Confirmation Order; and
•by no later than 75 days after entry of the Confirmation Order, the Plan Effective Date shall have occurred (the "Emergence Milestone"); provided, that the Emergence Milestone may be extended by the Debtors by up to 120 days solely to the extent the Debtors have otherwise complied with the Restructuring Support Agreement and the definitive documents and all conditions to the Plan Effective Date have been satisfied other than (i) the receipt of required regulatory or other governmental approvals and (ii) any conditions that, by their nature, can only be satisfied on the Plan Effective Date.
The Debtors achieved the Solicitation Milestone upon filing the Chapter 11 Cases on March 4, 2026. On March 5, 2026, the Bankruptcy Court entered the Scheduling Order, satisfying the Scheduling Milestone. On March 25, 2026, the Bankruptcy Court entered the Final Cash Collateral Order, satisfying the Cash Collateral Milestone. On April 15, 2026, the Bankruptcy Court entered the Confirmation Order, satisfying the Confirmation Milestone. On June 26, 2026, the Debtors extended the Emergence Milestone to October 27, 2026, as the Debtors have not yet received the regulatory approvals required for the Plan Effective Date to occur.
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
On March 5, 2026, the Debtors filed a motion seeking authorization to reject certain unexpired leases that are no longer economically viable or necessary to the Company's operations. On March 30, 2026, the Bankruptcy Court entered an order authorizing the rejection of certain of these unexpired leases. As a result of the order, the Company wrote off $0.6 million of operating lease right of use assets and $14.2 million of operating lease liabilities, and recognized $3.4 million of statutory damages for the rejected leases in the first quarter of 2026. The resulting net gain of $10.2 million was recognized in Reorganization items, net, on the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2026. During the second quarter of 2026, a lessor drew $2.0 million on an outstanding letter of credit to partially satisfy its outstanding damages claim in connection with the rejection of its lease in the Chapter 11 Cases. The remaining amount accrued for rejected leases as of June 30, 2026, is $1.4 million. All claims arising from the rejection of any unexpired lease, including lease rejection claims, will be treated as General Unsecured Claims under the Plan. The Debtors may seek Bankruptcy Court authorization to reject additional unexpired leases during the Chapter 11 Cases.
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

	Three Months Ended June 30,
	2026	2025	2026 vs 2025 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$167,907	$186,017	$(18,110)	(9.7)%
Content costs	55,625	59,426	(3,801)	(6.4)%
Selling, general and administrative expenses	85,856	93,227	(7,371)	(7.9)%
Depreciation and amortization	12,305	14,016	(1,711)	(12.2)%
Corporate expenses	11,876	14,150	(2,274)	(16.1)%
(Gain) loss on sale or disposal of assets or stations	(82)	100	(182)	N/A
Impairment of assets held for sale	—	1,420	(1,420)	N/A
Operating income	2,327	3,678	(1,351)	(36.7)%
Reorganization items, net	(7,580)	—	(7,580)	N/A
Interest expense	(3,044)	(16,307)	13,263	81.3%
Interest income	—	202	(202)	(100.0)%
Other expense, net	(32)	(22)	(10)	(45.5)%
Loss before income taxes	(8,329)	(12,449)	4,120	33.1%
Income tax expense	(881)	(372)	(509)	(136.8)%
Net loss	$(9,210)	$(12,821)	$3,611	28.2%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$16,026	$22,358	$(6,332)	(28.3)%

	Six Months Ended June 30, 2026
	2026	2025	2026 vs 2025 Change
			$	%
STATEMENT OF OPERATIONS DATA:
Net revenue	$332,354	$373,366	$(41,012)	(11.0)%
Content costs	121,517	138,757	(17,240)	(12.4)%
Selling, general and administrative expenses	170,260	186,606	(16,346)	(8.8)%
Depreciation and amortization	24,582	28,790	(4,208)	(14.6)%
Corporate expenses	40,548	28,767	11,781	41.0%
(Gain) loss on sale or disposal of assets or stations	(458)	122	(580)	N/A
Impairment of assets held for sale	—	1,420	(1,420)	N/A
Operating loss	(24,095)	(11,096)	(12,999)	(117.2)%
Reorganization items, net	14,432	—	14,432	N/A
Interest expense	(15,088)	(32,329)	17,241	53.3%
Interest income	184	288	(104)	(36.1)%
Other expense, net	(84)	(32)	(52)	(162.5)%
Loss before income taxes	(24,651)	(43,169)	18,518	42.9%
Income tax expense	(1,421)	(2,019)	598	29.6%
Net loss	$(26,072)	$(45,188)	$19,116	42.3%
KEY NON-GAAP FINANCIAL METRIC:
Adjusted EBITDA	$18,715	$25,877	$(7,162)	(27.7)%

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025
Net Revenue
Net revenue for the three months ended June 30, 2026, compared to net revenue for the three months ended June 30, 2025, decreased $18.1 million, or 9.7%. The decrease is primarily driven by reductions in spot and network revenues of $9.7 million and $5.9 million, respectively, as a result of current macroeconomic conditions. Other revenue also decreased $2.4 million primarily from lower trade and barter, event and remote revenues. Digital revenue slightly decreased $0.1 million primarily from lower streaming revenues, which were mostly offset by increased podcasting and digital marketing services revenues.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the three months ended June 30, 2026, compared to content costs for the three months ended June 30, 2025, decreased $3.8 million, or 6.4%, primarily from lower third-party station inventory costs, decreased broadcast rights expense resulting from a contract renegotiation and reduced revenue share expenses.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts, distribution of our content across our platform, overhead in our markets, and include non-cash trade and barter expenses. Selling, general and administrative expenses for the three months ended June 30, 2026, compared to selling, general and administrative expenses for the three months ended June 30, 2025, decreased $7.4 million, or 7.9%. Selling, general and administrative expenses decreased primarily from reduced ratings service fees, lower personnel costs and decreased facilities costs. The decreases were partially offset by higher trade and barter expenses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2026, as compared to depreciation and amortization expense for the three months ended June 30, 2025, decreased $1.7 million, or 12.2%, primarily as a result of assets that were fully depreciated in 2025.

Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the three months ended June 30, 2026, compared to corporate expenses for the three months ended June 30, 2025, decreased $2.3 million, or 16.1%, as a result of lower restructuring charges, stock-based compensation and non-legal professional service fees. These decreases were partially offset by higher legal expenses.
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
Reorganization Items, Net
During the three months ended June 30, 2026, we recorded a loss related to our Chapter 11 Cases of $7.6 million. The loss resulted from professional and other fees and adequate protection payments. See "Note 9, Reorganization Items, net," of the accompanying unaudited Condensed Consolidated Financial Statements for a description of those items.
Interest Expense
Total interest expense for the three months ended June 30, 2026, decreased $13.3 million, or 81.3%, when compared to the three months ended June 30, 2025, as a result of the bankruptcy. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Term Loan due 2026	$—	$25	$(25)
Term Loan due 2029	—	7,311	(7,311)
Senior Notes due 2026	—	383	(383)
2020 Revolving Credit Facility	—	463	(463)
Senior Notes due 2029	—	6,128	(6,128)
Financing liabilities	2,961	3,217	(256)
Amortization of debt discount	—	(1,461)	1,461
Other, including amortization of debt issuance costs	83	241	(158)
Interest expense	$3,044	$16,307	$(13,263)

Income Tax Expense
For the three months ended June 30, 2026, the Company recorded an income tax expense of $0.9 million on pre-tax book loss of $8.3 million, resulting in an effective tax rate of approximately (10.6)%. For the three months ended June 30, 2025, the Company recorded an income tax expense of $0.4 million on pre-tax book loss of $12.4 million, resulting in an effective tax rate of approximately (3.0)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the three month periods ended June 30, 2026 and 2025, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Net Loss and Adjusted EBITDA
As a result of the factors described above, the Company recorded net losses of $9.2 million and $12.8 million for the three months ended June 30, 2026, and 2025, respectively. Adjusted EBITDA of $16.0 million for the three months ended June 30, 2026, when compared to Adjusted EBITDA of $22.4 million for the three months ended June 30, 2025, decreased $6.3 million.
Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025
Net Revenue
Net revenue for the six months ended June 30, 2026, compared to net revenue for the six months ended June 30, 2025, decreased $41.0 million, or 11.0%. The decrease is primarily driven by reductions in spot and network revenues of $22.9 million and $16.8 million, respectively, as a result of current macroeconomic conditions. Digital revenue also decreased $3.2 million primarily from lower streaming and podcasting revenues, which were partially offset by higher digital marketing services revenue. Other revenue grew $1.9 million primarily from increased trade and barter revenues, partially offset by lower event and remote revenues.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming. Content costs for the six months ended June 30, 2026, compared to content costs for the six months ended June 30, 2025, decreased $17.2 million, or 12.4%, primarily from lower broadcast rights expense resulting from a contract renegotiation, decreased revenue share expenses and reduced third-party station inventory costs.
Selling, General & Administrative Expenses
Selling, general and administrative expenses consist of expenses related to our sales efforts, distribution of our content across our platform, overhead in our markets, and include non-cash trade and barter expenses. Selling, general and administrative expenses for the six months ended June 30, 2026, compared to selling, general and administrative expenses for the six months ended June 30, 2025, decreased $16.3 million, or 8.8%, primarily from reduced ratings service fees, lower personnel costs and decreased facilities costs. The decreases were partially offset by higher trade and barter expenses.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2026, as compared to depreciation and amortization expense for the six months ended June 30, 2025, decreased $4.2 million, or 14.6%, primarily as a result of assets that were fully depreciated in 2025 and the first quarter of 2026.
Corporate Expenses
Corporate expenses consist primarily of compensation and related costs for our executive, accounting, finance, human resources, information technology and legal personnel, and fees for professional services. Professional services are principally comprised of audit, consulting and outside legal services. Corporate expenses also include restructuring expenses and stock-based compensation expense. Corporate expenses for the six months ended June 30, 2026, compared to corporate expenses for the six months ended June 30, 2025, increased $11.8 million, or 41.0%, as a result of increased restructuring costs resulting from the bankruptcy and higher legal expenses. These increases were partially offset by lower stock-based compensation expense.
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
Reorganization Items, Net
During the six months ended June 30, 2026, we recorded a gain related to our Chapter 11 Cases of $14.4 million. The gain resulted from the write off of debt-related items and rejected leases, partially offset by professional and other fees and adequate protection payments. See "Note 9, Reorganization Items, net," of the accompanying unaudited Condensed Consolidated Financial Statements for a description of those items.
Interest Expense
Total interest expense for the six months ended June 30, 2026, decreased $17.2 million, or 53.3%, when compared to the six months ended June 30, 2025, as a result of the bankruptcy. The below table details the components of our interest expense by debt instrument (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Term Loan due 2026	$16	$50	$(34)
Term Loan due 2029	4,780	14,639	(9,859)
Senior Notes due 2026	268	766	(498)
2020 Revolving Credit Facility	521	463	58
Senior Notes due 2029	4,357	12,187	(7,830)
Financing liabilities	5,957	6,577	(620)
Amortization of debt discount	(1,099)	(2,894)	1,795
Other, including amortization of debt issuance costs	288	541	(253)
Interest expense	$15,088	$32,329	$(17,241)

Income Tax Expense
For the six months ended June 30, 2026, the Company recorded an income tax expense of $1.4 million on pre-tax book loss of $24.7 million, resulting in an effective tax rate of approximately (5.8)%. For the six months ended June 30, 2025, the Company recorded an income tax expense of $2.0 million on pre-tax book loss of $43.2 million, resulting in an effective tax rate of approximately (4.7)%.
The differences between the effective tax rates and the federal statutory rate of 21.0% for the six month periods ended June 30, 2026 and 2025, primarily relate to the valuation allowance recognized, state and local income taxes, and the effect of certain statutory non-deductible expenses.
Net Loss and Adjusted EBITDA
As a result of the factors described above, the Company recorded net losses of $26.1 million and $45.2 million for the six months ended June 30, 2026, and 2025, respectively. Adjusted EBITDA of $18.7 million for the six months ended June 30, 2026, when compared to Adjusted EBITDA of $25.9 million for the six months ended June 30, 2025, decreased $7.2 million.
Reconciliation of Non-GAAP Financial Measure
The following tables reconcile Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited Condensed Consolidated Statements of Operations (dollars in thousands):

	Three Months Ended June 30,
	2026	2025
GAAP net loss	$(9,210)	$(12,821)
Income tax expense	881	372
Non-operating expense, net (includes net interest expense)	3,076	16,127
Depreciation and amortization	12,305	14,016
Stock-based compensation expense	(63)	574
(Gain) loss on sale or disposal of assets or stations	(82)	100
Reorganization items, net	7,580	—
Impairment of assets held for sale	—	1,420
Restructuring costs	542	2,358
Non-routine legal expenses	842	42
Franchise taxes	155	170
Adjusted EBITDA	$16,026	$22,358

	Six Months Ended June 30,
	2026	2025
GAAP net loss	$(26,072)	$(45,188)
Income tax expense	1,421	2,019
Non-operating expense, net (includes net interest expense)	14,988	32,073
Depreciation and amortization	24,582	28,790
Stock-based compensation expense	472	1,423
(Gain) loss on sale or disposal of assets or stations	(458)	122
Reorganization items, net	(14,432)	—
Impairment of assets held for sale	—	1,420
Restructuring costs	15,421	4,826
Non-routine legal expenses	2,325	42
Franchise taxes	468	350
Adjusted EBITDA	$18,715	$25,877

Liquidity and Capital Resources
As of June 30, 2026, we had $61.1 million of cash and cash equivalents. The Company used $12.9 million and $7.5 million of cash for operating activities in the six months ended June 30, 2026 and 2025, respectively.
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
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of June 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of long-term debt and related interest payments (see "Current Bankruptcy Proceedings" above), commitments under non-cancelable operating lease agreements, and employment and talent contracts. In addition to our contractual obligations, we expect that our primary anticipated uses of liquidity in 2026 will be to fund our working capital, make interest and tax payments, fund capital expenditures, execute our strategic plan and maintain operations.
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

As of June 30, 2026, $60.0 million was outstanding under the 2020 Revolving Credit Facility, representing a draw of $57.0 million and $3.0 million of letters of credit.
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

Post Petition Debt

Cash Collateral
The Debtors have not obtained any post petition debtor-in-possession financing in connection with the Chapter 11 Cases. To fund the administration of the Chapter 11 Cases and the Debtors’ ongoing operations, the Company obtained the consent of the ABL Parties and the Consenting 2029 Holders to use cash collateral during the pendency of the Chapter 11 Cases pursuant to negotiated interim and final cash collateral orders.

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
Share Repurchase Program
On October 27, 2023, the Company announced that the Board of Directors authorized a new share repurchase program (the "Expired Share Repurchase Authorization") for up to $25.0 million of outstanding Class A common stock. The Expired Share Repurchase Authorization expired on May 15, 2025 and superseded and replaced our Prior Share Repurchase Authorization, which expired on November 3, 2023. The repurchase program did not require the Company to repurchase a minimum number of shares. We are currently subject to significant restrictions under the terms of our debt agreements with respect to payment to repurchase shares of our common stock. See "Note 4, Debt" for further discussion of the restrictions in our debt agreements.
During the six months ended June 30, 2026 and 2025, the Company did not repurchase any shares of its outstanding Class A Common stock in the open market.
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
During the third quarter of 2025, the Company accrued an aggregate of $8.0 million related to the ASCAP and BMI settlements in the Corporate expenses financial statement line item of the Company's Condensed Consolidated Statements of Operations. As of June 30, 2026, an aggregate accrual of $3.9 million was recorded in Liabilities Subject to Compromise on our Condensed Consolidated Balance Sheets.
Cash Flows Used in Operating Activities

	Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Net cash used in operating activities	$(12,942)	$(7,527)
Net cash used in operating activities for the six months ended June 30, 2026, compared to net cash used in operating activities for the six months ended June 30, 2025, increased primarily as a result of lower operating results and changes in working capital.

Cash Flows Used in Investing Activities

	Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Net cash used in investing activities	$(6,156)	$(10,570)
For the six months ended June 30, 2026 and 2025, net cash used in investing activities consisted primarily of capital expenditures.

Cash Flows Used in Financing Activities

	Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Net cash used in financing activities	$(1,770)	$51,006
For the six months ended June 30, 2026 and 2025 net cash used in financing activities primarily related to repayments of financing obligations.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2026.
Critical Accounting Policies and Estimates

For a description of our critical accounting policies and estimates, see the 2025 Form 10-K. Our critical accounting policies and estimates have not changed materially during the six months ended June 30, 2026.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (as amended, the "Exchange Act") and are not required to provide the information under this item.
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including, our President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO"), the principal executive and principal financial officers, respectively, as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Except as described herein, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in Part 1, Item 3, of the 2025 Form 10-K. For more information, see Part I, "Item 1 — Financial Statements — Notes to unaudited Condensed Consolidated Financial Statements" and "Note 11, Commitments and Contingencies."
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
On December 30, 2025, the District Court granted the Company’s motion for preliminary injunction and enjoined Nielsen from, among other things, enforcing its Tying Policy during the pendency of the case (the “Preliminary Injunction Ruling”). Nielsen appealed the District Court’s Preliminary Injunction Ruling on January 14, 2026, to the United States Court of Appeals for the Second Circuit (the “Second Circuit”), and, on January 16, 2026, the Second Circuit administratively stayed the District Court’s Preliminary Injunction Ruling pending the appeal.
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
On March 11, 2026, in light of the filing of the Chapter 11 Cases, the District Court stayed the Company's claims against Nielsen until further order of the District Court, and stayed Nielsen’s Counterclaims until the earlier of (i) the termination of the automatic stay in bankruptcy, or (ii) entry of an order by the Bankruptcy Court lifting the stay of Nielsen’s counterclaims.
On July 13, 2026, the Second Circuit (Appeal No. 26-88) affirmed the District Court’s Preliminary Injunction Ruling. The case has been remanded to the District Court for further proceedings.
Item 1A. Risk Factors
Please refer to Part I, Item 1A, "Risk Factors," in our 2025 Form 10-K and to Part II, Item 1A, “Risk Factors,” in our
2026 Q1 10-Q for information regarding known material risks that could materially affect our business, financial condition or future results. During the three months ended June 30, 2026, there were no material changes to our previously disclosed risk factors. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description

2.1	Confirmation Order, dated April 15, 2026 (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 17, 2026).

10.1*	President and Chief Executive Officer - Amended Employment Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 17, 2026).

10.2*	Executive Vice President and Chief Financial Officer - Amended Employment Agreement (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.'s Current Report on Form 8-K filed with the SEC on April 17, 2026).

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement

**	Filed or furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cumulus Media Inc.

August 14, 2026	By:	/s/ Francisco J. Lopez-Balboa
Francisco J. Lopez-Balboa
Executive Vice President, Chief Financial Officer